Form 10-Q
period 2023-03-31
ARES STRATEGIC INCOME FUND
filed 2023-05-15
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 333-264145

ARES STRATEGIC INCOME FUND
(Exact name of Registrant as specified in its charter)

Delaware	88-6432468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

245 Park Avenue, 44th Floor, New York, NY 10167
(Address of principal executive office)   (Zip Code)
(212) 750-7300
(Registrant’s telephone number, including area code)
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 11, 2023 was 9,742,326, 0 and 0, respectively, of Class I, Class S and Class D common shares.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments (amortized cost of $334,822 and $108,769, respectively)	$334,085	$108,529
Cash and cash equivalents	26,027	113,417
Interest receivable	1,138	139
Receivable for open trades	41,143	4,481
Other assets	7,121	6,247
Total assets	$409,514	$232,813
LIABILITIES
Debt	$85,000	$—
Interest and facility fees payable	885	—
Payable for open trades	72,646	84,490
Accounts payable and other liabilities	529	225
Total liabilities	159,060	84,715
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 9,742 and 5,927 common shares issued and outstanding, respectively	97	59
Capital in excess of par value	244,539	148,113
Accumulated earnings (loss)	5,818	(74)
Total net assets	250,454	148,098
Total liabilities and net assets	$409,514	$232,813
NET ASSETS PER SHARE	$25.71	$24.99

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

For the Three Months Ended March 31, 2023
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$5,246
Other income	106
Total investment income from non-controlled/non-affiliate company investments	5,352
EXPENSES:
Interest and credit facility fees	1,181
Base management fee	684
Capital gains incentive fee	74
Administrative fees	684
Other general and administrative	582
Total expenses	3,205
Expense support (Note 3)	(2,895)
Net expenses	310
NET INVESTMENT INCOME	5,042
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains on investments	1,340
Net unrealized losses on investments	(490)
Net realized and unrealized gains on investments	850
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,892

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Applied Systems, Inc.	First lien senior secured loan	8.16%	LIBOR (Q)	3.00%		9/2024		$5,514.1	$5,514.1	$5,503.8	(5)
	First lien senior secured loan	9.40%	SOFR (Q)	4.50%		9/2026		2,000.0	1,996.9	1,994.3	(5)
									7,511.0	7,498.1
Apttus Corporation	First lien senior secured loan	9.08%	LIBOR (Q)	4.25%		5/2028		1,039.7	984.9	1,005.9	(5)
Cast & Crew LLC	First lien senior secured loan	8.34%	LIBOR (M)	3.50%		2/2026		997.4	996.8	994.9
	First lien senior secured loan	8.56%	SOFR (M)	3.75%		12/2028		1,780.4	1,765.7	1,772.2	(5)
									2,762.5	2,767.1
CCC Intelligent Solutions Inc.	First lien senior secured loan	7.09%	LIBOR (M)	2.25%		9/2028		3,049.0	3,039.0	3,019.2	(3)(5)
CDK Global, Inc.	First lien senior secured loan	9.40%	SOFR (Q)	4.50%		7/2029		3,391.5	3,383.6	3,376.5	(5)
Coupa Holdings, LLC and Coupa Software Incorporated (8)	First lien senior secured loan	12.29%	SOFR (M)	7.50%		2/2030		4,590.2	4,476.8	4,476.8	(5)(6)
ECi Macola/MAX Holding, LLC	First lien senior secured loan	8.91%	LIBOR (Q)	3.75%		11/2027		1,892.0	1,850.5	1,843.7	(5)
Epicor Software Corporation	First lien senior secured loan	8.09%	LIBOR (M)	3.25%		7/2027		2,440.4	2,386.0	2,392.7	(5)
Gainwell Acquisition Corp.	First lien senior secured loan	8.90%	SOFR (Q)	4.00%		10/2027		471.2	447.5	448.8	(5)
Gen Digital Inc.	First lien senior secured loan	6.91%	SOFR (M)	2.00%		9/2029		1,758.6	1,736.6	1,738.8	(3)(5)
Hyland Software, Inc.	First lien senior secured loan	8.34%	LIBOR (M)	3.50%		7/2024		2,340.1	2,327.8	2,310.2	(5)
Instructure Holdings, INC.	First lien senior secured loan	7.85%	LIBOR (Q)	2.75%		10/2028		2,470.5	2,453.6	2,452.0	(3)(5)(6)
MH Sub I, LLC (Micro Holding Corp.)	First lien senior secured loan	8.59%	LIBOR (M)	3.75%		9/2024		3,039.3	2,988.8	2,983.3
Netsmart, Inc.	First lien senior secured loan	8.84%	LIBOR (M)	4.00%		10/2027		3,626.1	3,561.6	3,575.1	(5)
Open Text Corporation	First lien senior secured loan	8.41%	SOFR (M)	3.50%		1/2030		3,727.6	3,709.5	3,712.8	(3)(5)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	10.41%	LIBOR (Q)	5.25%		2/2027		1,459.7	1,434.4	1,430.5	(3)(5)
Polaris Newco, LLC	First lien senior secured loan	9.16%	LIBOR (Q)	4.00%		6/2028		1,003.6	915.4	913.0	(5)
Project Accelerate Parent, LLC	First lien senior secured loan	9.09%	LIBOR (M)	4.25%		1/2025		1,593.6	1,539.8	1,535.8	(5)
Project Boost Purchaser, LLC	First lien senior secured loan	8.34%	LIBOR (M)	3.50%		6/2026		2,695.5	2,633.0	2,656.8
Proofpoint, Inc.	First lien senior secured loan	8.09%	LIBOR (M)	3.25%		8/2028		2,740.5	2,682.1	2,674.3	(5)
Sophia, L.P.	First lien senior secured loan	8.66%	LIBOR (Q)	3.50%		10/2027		2,940.0	2,880.5	2,901.4	(5)
	First lien senior secured loan	9.06%	SOFR (M)	4.25%		10/2027		422.4	413.7	417.2	(5)
									3,294.2	3,318.6
TIBCO Software Inc. and Picard Parent, Inc.	First lien senior secured loan	9.50%	SOFR (Q)	4.50%		3/2029		1,250.0	1,151.7	1,133.3	(5)
	First lien senior secured loan	9.18%	SOFR (Q)	4.50%		9/2028		1,000.0	897.1	899.8	(5)
									2,048.8	2,033.1
UserZoom Technologies, Inc.	First lien senior secured loan	12.13%	SOFR (S)	7.50%		4/2029		634.4	616.0	615.4	(5)(6)
Verscend Holding Corp.	First lien senior secured loan	8.84%	LIBOR (M)	4.00%		8/2025		12,468.3	12,444.1	12,439.7

									71,227.5	71,218.2		28.44%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	8.34%	LIBOR (M)	3.50%		8/2028		1,293.4	1,280.9	1,287.0	(5)
Apex Service Partners, LLC (8)	First lien senior secured loan	10.25%	SOFR (Q)	5.50%		7/2025		7,443.0	6,897.4	6,843.0	(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Belfor Holdings, Inc.	First lien senior secured loan	8.84%	LIBOR (M)	4.00%		4/2026		994.8	994.4	992.3
Belron Finance 2019 LLC	First lien senior secured loan	7.06%	LIBOR (Q)	2.25%		10/2026		997.4	996.2	994.9	(3)(6)
Caesars Entertainment Inc	First lien senior secured loan	8.16%	SOFR (M)	3.25%		2/2030		2,006.6	1,999.5	1,993.8	(3)(5)
Fertitta Entertainment, LLC	First lien senior secured loan	8.81%	SOFR (M)	4.00%		1/2029		2,493.7	2,400.9	2,450.9	(5)
Gems Menasa (Cayman) Limited	First lien senior secured loan	10.24%	LIBOR (S)	5.00%		7/2026		748.1	746.3	747.2	(3)(5)
Golden Entertainment, Inc.	First lien senior secured loan	7.86%	LIBOR (M)	3.00%		10/2024		1,176.5	1,175.6	1,173.5	(3)(5)
GroundWorks, LLC (8)	First lien senior secured loan	11.36%	SOFR (M)	6.50%		3/2030		10,713.4	10,394.3	10,392.0	(5)(6)
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P. (8)	First lien senior secured revolving loan	13.75%	SOFR (Q)	5.75%		12/2028		34.1	21.0	20.5	(5)(6)
	First lien senior secured loan	11.73%	SOFR (Q)	6.75%		12/2028		3,582.4	3,452.1	3,446.3	(5)(6)
	Class A units				12/2022		50,000		50.0	50.0	(6)
									3,523.1	3,516.8
IRB Holding Corp.	First lien senior secured loan	7.74%	SOFR (Q)	3.00%		12/2027		3,400.0	3,358.8	3,337.7	(5)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (8)	First lien senior secured revolving loan	12.54%	SOFR (S)	7.50%		12/2027		24.3	19.1	18.8	(5)(6)
	First lien senior secured loan	12.54%	SOFR (S)	7.50%		12/2027		9,793.3	9,514.8	9,499.5	(5)(6)
	Limited partnership interests				12/2022		50,000		50.0	40.3	(6)
									9,583.9	9,558.6
Mister Car Wash Holdings, Inc.	First lien senior secured loan	7.99%	SOFR (Q)	3.00%		5/2026		2,533.7	2,514.3	2,515.1	(3)
PestCo Holdings, LLC and PestCo, LLC (8)	First lien senior secured loan	11.86%	SOFR (S)	6.75%		2/2028		9,920.0	9,631.1	9,622.4	(5)(6)
	Class A units				1/2023		8		100.0	100.0	(6)
									9,731.1	9,722.4
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	8.83%	LIBOR (Q)	4.00%		10/2027		779.2	758.8	764.6	(5)
Station Casinos LLC	First lien senior secured loan	7.10%	LIBOR (M)	2.25%		2/2027		997.4	979.9	987.9	(3)(5)

									57,335.4	57,277.7		22.87%
Capital Goods
AI Aqua Merger Sub, Inc.	First lien senior secured loan	8.48%	LIBOR (M)	3.75%		7/2028		997.5	950.2	959.5	(5)
Brookfield WEC Holdings Inc.	First lien senior secured loan	7.59%	LIBOR (M)	2.75%		8/2025		3,551.0	3,524.4	3,528.0	(5)
Brown Group Holding, LLC	First lien senior secured loan	7.41%	SOFR (M)	2.50%		6/2028		3,038.2	3,012.0	3,007.8	(5)
Chart Industries, Inc.	First lien senior secured loan	8.59%	SOFR (M)	3.75%		12/2029		2,800.0	2,777.4	2,789.5	(3)(5)
Clarios Global LP	First lien senior secured loan	8.09%	LIBOR (M)	3.25%		4/2026		2,900.0	2,883.8	2,878.3
Cobham Ultra SeniorCo S.a r.l.	First lien senior secured loan	8.81%	LIBOR (S)	3.75%		8/2029		1,626.8	1,604.4	1,588.6	(3)(5)
Engineered Machinery Holdings, Inc.	First lien senior secured loan	8.66%	LIBOR (Q)	3.50%		5/2028		623.4	618.8	613.9	(5)
Helix Acquisition Holdings, Inc.	First lien senior secured loan	12.00%	SOFR (Q)	7.00%		3/2030		15,000.0	14,550.2	14,550.0	(5)(6)
Husky Injection Molding Systems Ltd.	First lien senior secured loan	8.15%	LIBOR (S)	3.00%		3/2025		1,740.8	1,668.1	1,645.8	(3)
Kodiak BP, LLC	First lien senior secured loan	8.41%	LIBOR (Q)	3.25%		3/2028		498.7	480.2	477.5	(5)
Pike Corporation	First lien senior secured loan	7.85%	LIBOR (M)	3.00%		1/2028		1,550.0	1,547.5	1,536.4
	First lien senior secured loan	8.31%	SOFR (M)	3.50%		1/2028		1,294.5	1,284.1	1,288.6

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									2,831.6	2,825.0
Propulsion (BC) Newco LLC	First lien senior secured loan	8.90%	SOFR (Q)	4.00%		9/2029		798.0	794.1	781.3	(3)(5)
TransDigm Inc.	First lien senior secured loan	6.98%	LIBOR (Q)	2.25%		5/2025		1,498.7	1,490.0	1,495.3	(3)
	First lien senior secured loan	6.98%	LIBOR (Q)	2.25%		12/2025		1,297.7	1,294.5	1,294.5	(3)
	First lien senior secured loan	8.15%	SOFR (Q)	3.25%		8/2028		1,297.7	1,294.5	1,292.8	(3)
									4,079.0	4,082.6
Traverse Midstream Partners LLC	First lien senior secured loan	9.23%	SOFR (Q)	4.25%		2/2028		1,459.0	1,448.2	1,432.2	(5)
Wilsonart LLC	First lien senior secured loan	8.46%	LIBOR (S)	3.25%		12/2026		2,589.8	2,492.2	2,487.9	(5)

									43,714.6	43,647.9		17.43%
Health Care Services
Agiliti Health, Inc.	First lien senior secured loan	7.44%	LIBOR (Q)	2.75%		1/2026		2,415.4	2,388.3	2,403.3	(3)(6)
athenahealth Group Inc. (8)	First lien senior secured loan	8.26%	SOFR (M)	3.50%		2/2029		2,353.1	2,173.7	2,200.1	(5)
Bausch + Lomb Corporation	First lien senior secured loan	8.46%	SOFR (Q)	3.25%		5/2027		1,256.8	1,225.4	1,218.6	(3)(5)
Confluent Medical Technologies, Inc.	First lien senior secured loan	8.65%	SOFR (Q)	3.75%		2/2029		997.5	963.2	964.2	(5)
Electron Bidco Inc.	First lien senior secured loan	7.84%	LIBOR (M)	3.00%		11/2028		2,360.6	2,328.6	2,322.7	(5)
Ensemble RCM, LLC	First lien senior secured loan	8.53%	SOFR (Q)	3.75%		8/2026		399.0	396.0	398.4
Mamba Purchaser, Inc.	First lien senior secured loan	8.34%	LIBOR (M)	3.50%		10/2028		2,540.2	2,475.4	2,500.0	(5)
PointClickCare Technologies Inc.	First lien senior secured loan	7.88%	LIBOR (M)	3.00%		12/2027		1,013.9	994.6	996.1	(3)(5)
R1 RCM Inc.	First lien senior secured loan	7.81%	SOFR (M)	3.00%		6/2029		2,294.2	2,289.1	2,289.5	(3)(5)
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (8)	First lien senior secured loan	11.64%	SOFR (Q)	6.75%		3/2029		10,754.7	10,432.4	10,432.1	(5)(6)
	Class A interests				3/2023		100		100.0	100.0	(6)
									10,532.4	10,532.1
Viant Medical Holdings, Inc.	First lien senior secured loan	8.59%	LIBOR (M)	3.75%		7/2025		2,924.4	2,645.8	2,715.5
Waystar Technologies, Inc.	First lien senior secured loan	8.84%	LIBOR (Q)	4.00%		10/2026		3,163.0	3,135.4	3,150.2

									31,547.9	31,690.7		12.65%
Insurance Services
Acrisure, LLC	First lien senior secured loan	9.09%	LIBOR (M)	4.25%		2/2027		1,443.8	1,400.0	1,410.9	(5)
Alliant Holdings Intermediate, LLC	First lien senior secured loan	8.35%	SOFR (M)	3.50%		11/2027		846.2	842.0	835.1	(5)
AMWINS Group, Inc.	First lien senior secured loan	7.09%	LIBOR (M)	2.25%		2/2028		1,296.7	1,285.6	1,279.4	(5)
	First lien senior secured loan	7.66%	SOFR (M)	2.75%		2/2028		1,745.6	1,727.7	1,734.7	(5)
									3,013.3	3,014.1
AssuredPartners, Inc.	First lien senior secured loan	8.34%	LIBOR (M)	3.50%		2/2027		748.1	741.5	739.8
	First lien senior secured loan	8.34%	LIBOR (M)	3.50%		2/2027		1,446.3	1,416.2	1,426.9	(5)
									2,157.7	2,166.7
Asurion, LLC	First lien senior secured loan	9.16%	SOFR (M)	4.25%		8/2028		1,547.9	1,514.4	1,431.3
Cross Financial Corp.	First lien senior secured loan	8.88%	LIBOR (M)	4.00%		9/2027		1,496.2	1,480.7	1,490.6	(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Hub International Limited	First lien senior secured loan	7.82%	LIBOR (Q)	3.00%		4/2025		4,796.1	4,782.5	4,776.3
	First lien senior secured loan	8.06%	LIBOR (Q)	3.25%		4/2025		285.4	285.1	284.4	(5)
	First lien senior secured loan	8.73%	SOFR (Q)	4.00%		11/2029		997.5	998.7	993.4	(5)
									6,066.3	6,054.1
NFP Corp.	First lien senior secured loan	8.09%	LIBOR (M)	3.25%		2/2027		1,236.6	1,207.2	1,203.9
OneDigital Borrower LLC	First lien senior secured loan	9.16%	SOFR (M)	4.25%		11/2027		997.5	960.4	957.6	(5)(6)
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First lien senior secured loan	8.56%	SOFR (M)	3.75%		2/2028		2,645.5	2,605.2	2,608.5
USI, Inc.	First lien senior secured loan	8.65%	SOFR (Q)	3.75%		11/2029		3,064.1	3,052.3	3,049.3	(5)

									24,299.5	24,222.1		9.67%
Financial Services
Bleriot US Bidco Inc.	First lien senior secured loan	9.50%	SOFR (Q)	4.50%		10/2026		1,989.4	1,989.4	1,989.4
Camelot U.S. Acquisition 1 Co.	First lien senior secured loan	7.84%	LIBOR (M)	3.00%		10/2026		279.8	279.4	279.0	(3)
	First lien senior secured loan	7.84%	LIBOR (M)	3.00%		10/2026		1,677.8	1,673.5	1,673.1	(3)(5)
									1,952.9	1,952.1
Infoblox Inc	First lien senior secured loan	8.66%	SOFR (Q)	3.75%		12/2027		1,845.3	1,718.4	1,706.1	(5)
Nielsen Consumer Inc.	First lien senior secured loan	10.87%	SOFR (Q)	6.25%		3/2028		1,250.0	1,112.8	1,082.8	(5)
The Edelman Financial Center, LLC	Second lien senior secured loan	11.59%	LIBOR (M)	6.75%		7/2026		9,420.0	9,168.5	8,807.7	(3)(6)
	First lien senior secured loan	7.84%	LIBOR (M)	3.00%		4/2028		445.3	414.7	429.1	(3)(5)(6)
									9,583.2	9,236.8
Thevelia (US) LLC	First lien senior secured loan	9.56%	SOFR (Q)	4.75%		6/2029		750.0	731.3	736.9	(3)
Virgin Media Bristol LLC	First lien senior secured loan	8.24%	SOFR (M)	3.25%		3/2031		1,505.0	1,490.0	1,482.4	(3)

									18,578.0	18,186.5		7.26%
Media and Entertainment
AVSC Holding Corp.	First lien senior secured loan	8.31%	LIBOR (Q)	3.50%		3/2025		0.1	—	0.1	(5)
Cogeco Communications Finance (USA), LP	First lien senior secured loan	6.84%	LIBOR (M)	2.00%		1/2025		2,843.3	2,839.0	2,836.5	(3)
Creative Artists Agency, LLC	First lien senior secured loan	8.31%	SOFR (M)	3.50%		11/2028		2,500.0	2,481.5	2,488.6
NASCAR Holdings, LLC	First lien senior secured loan	7.34%	LIBOR (M)	2.50%		10/2026		1,973.1	1,972.2	1,971.1
Nexstar Broadcasting Group, Inc.	First lien senior secured loan	7.34%	LIBOR (M)	2.50%		9/2026		768.0	768.0	765.4	(3)
Red Ventures, LLC (New Imagitas, Inc.)	First lien senior secured loan	7.81%	SOFR (M)	3.00%		3/2030		496.8	491.9	491.8
United Talent Agency LLC	First lien senior secured loan	8.91%	SOFR (M)	4.00%		7/2028		2,493.7	2,464.0	2,468.7	(5)
Univision Communications Inc.	First lien senior secured loan	7.59%	LIBOR (M)	2.75%		3/2024		500.2	500.2	499.5	(5)
	First lien senior secured loan	8.09%	LIBOR (M)	3.25%		3/2026		1,394.3	1,386.7	1,385.4	(5)
									1,886.9	1,884.9
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	7.60%	LIBOR (M)	2.75%		5/2025		4,135.8	4,099.5	4,096.1	(3)

									17,003.0	17,003.2		6.79%

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Materials
Charter Next Generation, Inc.	First lien senior secured loan	8.67%	SOFR (M)	3.75%		12/2027		3,197.5	3,165.0	3,152.5	(5)
DCG Acquisition Corp.	First lien senior secured loan	9.41%	SOFR (M)	4.50%		9/2026		2,393.9	2,304.8	2,316.1	(6)
Mauser Packaging Solutions Holding Company	First lien senior secured loan	8.78%	SOFR (M)	4.50%		8/2026		1,225.0	1,202.5	1,213.2
Pregis TopCo LLC	First lien senior secured loan	8.70%	SOFR (M)	3.75%		7/2026		2,465.5	2,426.6	2,400.2
Starfruit Finco B.V	First lien senior secured loan	8.91%	SOFR (Q)	4.00%		3/2028		1,500.0	1,485.0	1,494.4	(3)(6)
Trident TPI Holdings, Inc.	First lien senior secured loan	8.09%	LIBOR (M)	3.25%		10/2024		3,736.9	3,725.3	3,701.2	(5)

									14,309.2	14,277.6		5.70%
Technology Hardware and Equipment
Ciena Corporation	First lien senior secured loan	6.44%	SOFR (M)	1.75%		9/2025		1,010.7	1,009.4	1,006.0	(3)
Safe Fleet Holdings LLC	First lien senior secured loan	8.61%	SOFR (M)	3.75%		2/2029		2,804.0	2,740.2	2,739.7	(5)
TGG TS Acquisition Company	First lien senior secured loan	11.34%	LIBOR (M)	6.50%		12/2025		2,959.9	2,941.6	2,932.8
World Wide Technology Holding Co., LLC	First lien senior secured loan	8.02%	SOFR (M)	3.25%		3/2030		3,000.0	2,970.3	2,985.0	(5)(6)

									9,661.5	9,663.5		3.86%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	7.61%	LIBOR (M)	2.75%		2/2028		1,992.4	1,984.5	1,983.0	(5)
Corporation Service Company	First lien senior secured loan	8.16%	SOFR (M)	3.25%		11/2029		1,436.3	1,428.1	1,432.2	(5)
Dun & Bradstreet Corporation, The	First lien senior secured loan	8.10%	LIBOR (M)	3.25%		2/2026		3,067.7	3,056.5	3,058.7	(3)
Eagle Parent Corp.	First lien senior secured loan	9.15%	SOFR (Q)	4.25%		4/2029		0.3	0.3	0.3	(5)
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (8)	First lien senior secured loan	11.38%	SOFR (Q)	6.50%		5/2028		770.5	748.5	747.4	(5)(6)
	First lien senior secured loan	11.17%	SOFR (Q)	6.50%		5/2028		1,804.8	1,732.7	1,729.1	(5)(6)
									2,481.2	2,476.5

									8,950.6	8,950.7		3.57%
Pharmaceuticals, Biotechnology and Life Sciences
Alcami Corporation and ACM Note Holdings, LLC (8)	First lien senior secured loan	11.91%	SOFR (M)	7.00%		12/2028		4,099.3	3,884.2	3,955.8	(5)(6)
Curia Global, INC.	First lien senior secured loan	8.53%	SOFR (Q)	3.75%		8/2026		781.7	681.9	664.0	(5)
Maravai Intermediate Holdings, LLC	First lien senior secured loan	7.63%	SOFR (Q)	3.00%		10/2027		3,499.9	3,491.4	3,478.1	(3)(5)

									8,057.5	8,097.9		3.23%
Retailing and Distribution
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	8.06%	LIBOR (Q)	3.25%		11/2027		2,242.4	2,230.7	2,218.5	(5)
Oculus Acquisition Corp.	First lien senior secured loan	8.13%	SOFR (Q)	3.50%		11/2027		2,565.9	2,510.8	2,519.7	(5)
SCIH Salt Holdings Inc.	First lien senior secured loan	8.83%	LIBOR (Q)	4.00%		3/2027		2,783.6	2,728.4	2,710.0	(5)

									7,469.9	7,448.2		2.97%

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Consumer Staples Distribution and Retail
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (8)(9)	First lien senior secured revolving loan	10.94%	SOFR (Q)	6.25%		1/2029		310.7	286.2	285.7	(5)(6)
	First lien senior secured loan	10.88%	SOFR (Q)	6.25%		1/2029		7,033.9	6,801.2	6,796.5	(5)(6)
	Common units				1/2023		50,000		50.3	50.0	(6)
									6,851.5	6,846.5

									6,851.5	6,846.5		2.73%
Consumer Durables and Apparel
Lakeshore Learning Materials, LLC	First lien senior secured loan	8.36%	LIBOR (M)	3.50%		9/2028		1,993.1	1,976.1	1,950.7	(5)
Topgolf Callaway Brands Corp.	First lien senior secured loan	8.26%	SOFR (M)	3.50%		3/2030		1,250.0	1,237.5	1,240.8	(3)

									3,213.6	3,191.5		1.27%
Transportation
AAdvantage Loyality IP Ltd. (American Airlines, Inc.)	First lien senior secured loan	9.56%	LIBOR (Q)	4.75%		4/2028		1,583.0	1,600.1	1,605.3	(3)(5)
Uber Technologies, Inc.	First lien senior secured loan	7.66%	SOFR (Q)	2.75%		3/2030		1,500.0	1,491.9	1,495.8	(3)

									3,092.0	3,101.1		1.24%
Automobiles and Components
Wand Newco 3, Inc.	First lien senior secured loan	7.84%	LIBOR (M)	3.00%		2/2026		2,739.6	2,661.1	2,683.3

									2,661.1	2,683.3		1.07%
Energy
Brazos Delaware II, LLC	First lien senior secured loan	8.48%	SOFR (M)	3.75%		2/2030		2,501.3	2,484.8	2,442.7	(5)

									2,484.8	2,442.7		0.98%
Investment Funds and Vehicles
Focus Financial Partners, LLC	First lien senior secured loan	8.06%	SOFR (M)	3.25%		6/2028		1,268.1	1,263.6	1,253.6	(3)(5)

									1,263.6	1,253.6		0.50%
Telecommunication Services
Lumen Technologies Inc	First lien senior secured loan	7.17%	SOFR (M)	2.25%		3/2027		772.4	683.2	507.4	(3)
	First lien senior secured loan	7.06%	SOFR (M)	2.25%		1/2025		739.0	715.3	677.1	(3)
									1,398.5	1,184.5

									1,398.5	1,184.5		0.47%
Household and Personal Products
Sunshine Luxembourg VII S.a r.l.	First lien senior secured loan	8.91%	LIBOR (Q)	3.75%		10/2026		997.5	979.5	986.9	(3)(5)

									979.5	986.9		0.39%
Food and Beverage
Sycamore Buyer LLC	First lien senior secured loan	7.17%	SOFR (M)	2.25%		7/2029		445.2	436.3	425.0	(5)

									436.3	425.0		0.17%

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

Total Investments									$334,821.7	$334,085.0	(10)	133.39%

________________________________________

(1)All of Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiary, ASIF Holdings Inc., the “Fund”) portfolio company investments, which as of March 31, 2023 represented 133% of the Fund’s net assets or 82% of the Fund’s total assets, are subject to legal restrictions on sales.

(2)Investments without an interest rate are non-income producing.

(3)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 19% of the Fund's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of March 31, 2023.

(4)Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”) at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented.

(5)Loan includes interest rate floor feature.

(6)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 7 to the consolidated financial statements for the three months ended March 31, 2023 for more information regarding the fair value of the Fund’s investments.

(7)As of March 31, 2023, the estimated net unrealized loss for federal tax purposes was $0.8 million based on a tax cost basis of $334.8 million. As of March 31, 2023, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.4 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.6 million.

(8)As of March 31, 2023, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 6 to the consolidated financial statements for the three months ended March 31, 2023 for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Alcami Corporation and ACM Note Holdings, LLC	$890.4	$—	$890.4	$—	$—	$890.4
Apex Service Partners, LLC	2,557.0	—	2,557.0	—	—	2,557.0
athenahealth Group Inc.	289.1	—	289.1	—	—	289.1
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
GroundWorks, LLC	1,786.6	—	1,786.6	—	—	1,786.6
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	1,409.1	(34.1)	1,375.0	—	—	1,375.0
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	(24.3)	157.9	—	—	157.9
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	2,420.8	—	2,420.8	—	—	2,420.8
PestCo Holdings, LLC and PestCo, LLC	2,481.0	—	2,481.0	—	—	2,481.0
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4,245.3	—	4,245.3	—	—	4,245.3
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	2,966.1	(310.7)	2,655.4	—	—	2,655.4
	$19,638.4	$(369.1)	$19,269.3	$—	$—	$19,269.3

(9)As of March 31, 2023, the Fund was party to an agreement to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net adjusted unfunded equity commitments
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	$5.6	$—	$5.6	$—	$5.6
	$5.6	$—	$5.6	$—	$5.6

(10)All investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)(8)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Consumer Services
Alterra Mountain Company	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		8/2028		$1,296.7	$1,283.8	$1,278.1	(5)
Belfor Holdings, Inc.	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		4/2026		997.4	996.2	987.4
Caesars Resort Collection, LLC	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		12/2024		1,371.8	1,369.7	1,367.4	(3)
ClubCorp Holdings, Inc.	First lien senior secured loan	7.48%	LIBOR (Q)	2.75%		9/2024		269.3	243.7	241.8
Entain plc	First lien senior secured loan	8.18%	SOFR (Q)	3.50%		10/2029		250.0	246.9	248.5	(3)(5)
Golden Entertainment, Inc.	First lien senior secured loan	7.39%	LIBOR (M)	3.00%		10/2024		426.5	425.4	424.9	(3)(5)
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P. (7)	First lien senior secured loan	11.40%	SOFR (Q)	6.75%		12/2028		3,409.1	3,307.0	3,306.8	(5)(6)
	Common units				12/2022		50,000		50.0	50.0	(6)
									3,357.0	3,356.8
IRB Holding Corp.	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		2/2025		1,296.6	1,282.3	1,283.4	(5)
	First lien senior secured loan	7.32%	SOFR (M)	3.00%		12/2027		400.0	386.2	387.7	(5)
									1,668.5	1,671.1
KFC Holding Co.	First lien senior secured loan	6.09%	LIBOR (M)	1.75%		3/2028		399.0	392.0	393.5	(3)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (7)	First lien senior secured revolving loan	12.54%	SOFR (S)	7.50%		12/2027		24.3	18.8	23.6	(5)(6)
	First lien senior secured loan	12.54%	SOFR (S)	7.50%		12/2027		9,817.8	9,524.1	9,523.3	(5)(6)
	Limited partnership interest				12/2022		50,000		50.0	50.0	(6)
									9,592.9	9,596.9
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	8.37%	LIBOR (M)	4.00%		10/2027		1,496.2	1,430.2	1,413.9	(5)
Station Casinos LLC	First lien senior secured loan	6.64%	LIBOR (M)	2.25%		2/2027		567.4	554.3	552.9	(3)(5)
Whatabrands LLC	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		8/2028		498.7	481.9	481.4	(5)

									22,042.5	22,014.6		14.86%
Software and Services
Applied Systems, Inc.	First lien senior secured loan	9.08%	SOFR (Q)	4.50%		9/2026		1,000.0	997.5	994.3	(5)
Cast & Crew LLC	First lien senior secured loan	8.07%	SOFR (M)	3.75%		12/2028		1,034.9	1,020.6	1,018.9	(5)
CCC Intelligent Solutions Inc.	First lien senior secured loan	6.63%	LIBOR (M)	2.25%		9/2028		997.5	990.0	987.5	(3)(5)
CDK Global, Inc.	First lien senior secured loan	9.08%	SOFR (Q)	4.50%		7/2029		900.0	894.4	890.8	(5)
ECi Macola/MAX Holding, LLC	First lien senior secured loan	8.48%	LIBOR (Q)	3.75%		11/2027		1,246.8	1,201.9	1,192.9	(5)
Ensono, Inc.	First lien senior secured loan	8.90%	LIBOR (Q)	3.75%		5/2028		249.4	217.8	223.2	(5)
Epicor Software Corporation	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		7/2027		1,296.7	1,250.9	1,242.5	(5)
Gainwell Acquisition Corp.	First lien senior secured loan	8.73%	LIBOR (Q)	4.00%		10/2027		598.5	564.1	560.3	(5)
Genesys Cloud Services Holdings I, LLC	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		12/2027		400.0	391.0	383.3	(5)
Hyland Software, Inc.	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		7/2024		997.4	985.7	982.7	(5)
Netsmart, Inc.	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		10/2027		997.5	965.0	958.8	(5)
Open Text Corporation	First lien senior secured loan	7.93%	SOFR (Q)	3.50%		11/2029		777.6	761.5	758.7	(3)(5)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	9.98%	LIBOR (Q)	5.25%		2/2027		463.7	452.1	448.7	(3)(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)(8)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Project Boost Purchaser, LLC	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		6/2026		1,496.1	1,448.3	1,439.3
Proofpoint, Inc.	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%		8/2028		997.5	960.8	957.0	(5)
Quest Software US Holdings Inc.	First lien senior secured loan	8.49%	SOFR (Q)	4.25%		2/2029		314.0	244.9	240.9	(5)
Sophia, L.P.	First lien senior secured loan	8.23%	LIBOR (Q)	3.50%		10/2027		997.5	965.1	960.7	(5)
	First lien senior secured loan	8.57%	SOFR (M)	4.25%		10/2027		298.5	291.3	289.5	(5)
									1,256.4	1,250.2
TIBCO Software Inc	First lien senior secured loan	9.18%	SOFR (Q)	4.50%		9/2028		500.0	445.0	441.9	(5)
Verscend Holding Corp.	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		8/2025		847.8	845.7	840.7

									15,893.6	15,812.6		10.68%
Capital Goods
AI Aqua Merger Sub, Inc. (7)	First lien senior secured loan	7.84%	SOFR (Q)	3.75%		7/2028		868.2	823.2	816.1	(5)
Alliance Laundry Systems LLC	First lien senior secured loan	7.41%	LIBOR (Q)	3.50%		10/2027		997.4	976.9	976.7	(5)
Brookfield WEC Holdings Inc.	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		8/2025		1,496.2	1,470.0	1,473.0	(5)
Brown Group Holding, LLC	First lien senior secured loan	6.88%	LIBOR (M)	2.50%		6/2028		1,296.5	1,278.7	1,270.7	(5)
Chart Industries, Inc.	First lien senior secured loan	8.21%	SOFR (Q)	3.75%		12/2029		1,300.0	1,267.5	1,284.6	(3)(5)
Clarios Global LP	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		4/2026		1,000.0	985.0	977.9
Dynasty Acquisition Co., Inc.	First lien senior secured loan	7.92%	SOFR (M)	3.50%		4/2026		648.7	621.1	617.1
	First lien senior secured loan	7.92%	SOFR (M)	3.50%		4/2026		348.7	333.9	331.8
									955.0	948.9
Generac Power Systems, Inc.	First lien senior secured loan	5.97%	SOFR (M)	1.75%		12/2026		1,150.0	1,124.2	1,116.6	(3)
Madison IAQ LLC	First lien senior secured loan	7.99%	LIBOR (Q)	3.25%		6/2028		1,246.8	1,158.9	1,157.2	(5)
Pike Corporation	First lien senior secured loan	7.82%	SOFR (M)	3.50%		1/2028		897.8	888.0	889.1
Pro Mach Group, Inc.	First lien senior secured loan	9.51%	SOFR (Q)	5.00%		8/2028		1,000.0	950.0	960.0	(5)
SRS Distribution Inc.	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		6/2028		690.7	661.4	659.0	(5)
TransDigm Inc.	First lien senior secured loan	6.98%	LIBOR (Q)	2.25%		5/2025		498.7	495.0	492.8	(3)
	First lien senior secured loan	7.83%	SOFR (Q)	3.25%		2/2027		500.0	490.1	497.6	(3)
									985.1	990.4
Wilsonart LLC	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%		12/2026		1,396.4	1,328.7	1,325.9	(5)

									14,852.6	14,846.1		10.02%
Health Care Services
Agiliti Health, Inc.	First lien senior secured loan	6.88%	LIBOR (M)	2.75%		1/2026		1,196.9	1,170.0	1,165.5	(3)
athenahealth Group Inc. (7)	First lien senior secured loan	7.82%	SOFR (M)	3.50%		2/2029		767.4	694.5	690.9	(5)
	First lien senior secured loan	7.41%	SOFR (M)	3.50%		2/2029		32.7	20.3	29.4	(5)
									714.8	720.3
Confluent Medical Technologies, Inc.	First lien senior secured loan	8.33%	SOFR (Q)	3.75%		2/2029		498.7	475.1	471.3	(5)(6)
Electron Bidco Inc.	First lien senior secured loan	7.39%	LIBOR (M)	3.00%		11/2028		997.5	975.0	969.8	(5)
Ensemble RCM, LLC	First lien senior secured loan	7.94%	SOFR (Q)	3.75%		8/2026		997.4	977.6	984.5

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)(8)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Mamba Purchaser, Inc.	First lien senior secured loan	7.89%	LIBOR (M)	3.50%		10/2028		1,296.6	1,245.0	1,235.6	(5)
Medline Borrower, LP	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		10/2028		798.0	761.1	757.3	(5)
PointClickCare Technologies Inc.	First lien senior secured loan	7.75%	LIBOR (Q)	3.00%		12/2027		1,391.5	1,363.4	1,349.7	(3)(5)
Viant Medical Holdings, Inc.	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		7/2025		1,586.8	1,401.8	1,394.1
Waystar Technologies, Inc.	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		10/2026		1,496.2	1,475.6	1,467.5

									10,559.4	10,515.6		7.10%
Insurance Services
Acrisure, LLC	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		2/2027		91.2	86.4	86.4	(5)
	First lien senior secured loan	8.63%	LIBOR (M)	4.25%		2/2027		997.5	965.7	963.4	(5)
									1,052.1	1,049.8
Alliant Holdings Intermediate, LLC	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		5/2025		997.4	983.1	983.2
Asurion, LLC	First lien senior secured loan	7.38%	LIBOR (M)	3.00%		11/2024		797.9	772.3	773.3
	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		7/2027		199.5	174.1	174.2
									946.4	947.5
Hub International Limited	First lien senior secured loan	7.33%	LIBOR (Q)	3.00%		4/2025		997.4	984.5	985.3
Hyperion Refinance S.a r.l.	First lien senior secured loan	7.69%	LIBOR (M)	3.25%		11/2027		997.5	971.3	969.8	(3)(5)
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		12/2025		1,346.5	1,308.1	1,308.0
	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		9/2026		399.0	389.6	391.1
									1,697.7	1,699.1
USI, Inc.	First lien senior secured loan	8.33%	SOFR (Q)	3.75%		11/2029		1,271.8	1,261.0	1,258.2	(5)

									7,896.1	7,892.9		5.33%
Materials
Charter Next Generation, Inc.	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		12/2027		1,000.0	975.0	969.7	(5)
Mauser Packaging Solutions Holding Company	First lien senior secured loan	7.37%	LIBOR (M)	3.25%		4/2024		1,246.7	1,217.4	1,215.7
Pregis TopCo LLC	First lien senior secured loan	8.19%	SOFR (M)	3.75%		7/2026		1,196.9	1,170.0	1,161.3
Pretium PKG Holdings, Inc.	First lien senior secured loan	7.74%	LIBOR (Q)	4.00%		10/2028		299.2	239.4	237.7	(5)
Summit Materials, LLC	First lien senior secured loan	7.47%	SOFR (Q)	3.00%		12/2027		500.0	495.0	499.4	(3)
Trident TPI Holdings, Inc.	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%		10/2024		1,246.7	1,237.4	1,230.0	(5)

									5,334.2	5,313.8		3.59%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		2/2028		997.5	989.2	987.8	(5)
Corporation Service Company	First lien senior secured loan	7.57%	SOFR (M)	3.25%		11/2029		1,000.0	991.9	987.5	(5)
The Dun & Bradstreet Corporation	First lien senior secured loan	7.64%	LIBOR (M)	3.25%		2/2026		575.7	569.0	569.5	(3)
Eagle Parent Corp.	First lien senior secured loan	8.83%	SOFR (Q)	4.25%		4/2029		997.5	978.8	977.5	(5)
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (7)	First lien senior secured loan	11.05%	SOFR (Q)	6.50%		5/2028		774.4	751.2	751.2	(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)(8)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	11.05%	SOFR (Q)	6.50%		11/2032		705.7	630.0	684.5	(5)(6)
									1,381.2	1,435.7

									4,910.1	4,958.0		3.35%
Media and Entertainment
AVSC Holding Corp.	First lien senior secured loan	7.68%	LIBOR (Q)	3.50%		3/2025		997.7	912.8	912.5	(5)
Charter Communications Operating, LLC	First lien senior secured loan	6.14%	LIBOR (M)	1.75%		2/2027		443.9	433.3	432.8	(3)
NASCAR Holdings, LLC	First lien senior secured loan	6.88%	LIBOR (M)	2.50%		10/2026		482.3	481.1	480.8
Red Ventures, LLC (New Imagitas, Inc.)	First lien senior secured loan	6.88%	LIBOR (M)	2.50%		11/2024		497.6	492.0	493.7
Univision Communications Inc.	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		3/2024		500.2	500.2	499.1	(5)
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	7.14%	LIBOR (M)	2.75%		5/2025		1,096.3	1,071.5	1,070.6	(3)

									3,890.9	3,889.5		2.63%
Pharmaceuticals, Biotechnology and Life Sciences
Alcami Corporation and ACM Note Holdings, LLC (7)	First lien senior secured loan	11.42%	SOFR (M)	7.00%		12/2028		4,109.6	3,884.6	3,883.6	(5)(6)

									3,884.6	3,883.6		2.62%

Financial Services
Focus Financial Partners, LLC	First lien senior secured loan	6.82%	SOFR (M)	2.50%		6/2028		189.1	184.7	185.1	(3)(5)
	First lien senior secured loan	7.57%	SOFR (M)	3.25%		6/2028		698.3	693.0	688.9	(3)(5)
									877.7	874.0
MH Sub I, LLC (Micro Holding Corp.)	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		9/2024		997.4	973.2	967.6
Nexus Buyer LLC	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		11/2026		498.7	478.1	476.8
Polaris Newco, LLC	First lien senior secured loan	8.73%	LIBOR (Q)	4.00%		6/2028		548.6	504.5	499.4	(5)
Project Accelerate Parent, LLC	First lien senior secured loan	8.63%	LIBOR (M)	4.25%		1/2025		847.8	800.3	792.7	(5)

									3,633.8	3,610.5		2.44%
Technology Hardware and Equipment
Safe Fleet Holdings LLC	First lien senior secured loan	8.07%	SOFR (M)	3.75%		2/2029		1,561.1	1,512.3	1,505.5	(5)
TGG TS Acquisition Company	First lien senior secured loan	10.88%	LIBOR (M)	6.50%		12/2025		1,250.0	1,232.8	1,225.0

									2,745.1	2,730.5		1.84%
Retailing and Distribution
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	6.58%	LIBOR (Q)	3.25%		11/2027		748.1	737.2	735.9	(5)
Oculus Acquisition Corp.	First lien senior secured loan	7.24%	SOFR (Q)	3.50%		11/2027		997.5	967.6	963.8	(5)
SCIH Salt Holdings Inc.	First lien senior secured loan	8.41%	LIBOR (Q)	4.00%		3/2027		892.2	868.6	865.2	(5)

									2,573.4	2564.9		1.73%

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)(8)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Food and Beverage
Froneri International Limited	First lien senior secured loan	6.63%	LIBOR (M)	2.25%		1/2027		1113.8	1,084.9	1082.1	(3)
Sycamore Buyer LLC	First lien senior secured loan	6.69%	SOFR (M)	2.25%		7/2029		1000.0	980.0	973.5	(5)
Woof Holdings, Inc.	First lien senior secured loan	8.10%	LIBOR (M)	3.75%		12/2027		498.7	472.4	468.0	(5)

									2,537.3	2523.6		1.70%
Automobiles and Components
American Axle & Manufacturing, Inc.	First lien senior secured loan	7.90%	SOFR (M)	3.50%		12/2029		500.0	485.1	488.3	(3)(5)
Wand Newco 3, Inc.	First lien senior secured loan	7.38%	LIBOR (M)	3.00%		2/2026		1296.7	1,237.1	1226.7

									1,722.2	1715.0		1.16%
Energy
Freeport LNG Investments, LLLP	First lien senior secured loan	7.24%	LIBOR (Q)	3.00%		11/2026		500.0	475.0	471.7
	First lien senior secured loan	7.74%	LIBOR (Q)	3.50%		12/2028		149.6	142.0	142.0	(5)
									617.0	613.7
Hamilton Projects Acquiror, LLC	First lien senior secured loan	9.23%	LIBOR (Q)	4.50%		6/2027		1,053.6	1,039.4	1,035.6	(5)

									1,656.4	1,649.3		1.11%
Education
Gems Menasa (Cayman) Limited	First lien senior secured loan	8.57%	LIBOR (S)	5.00%		7/2026		750.0	748.1	742.1	(3)(5)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%		3/2025		498.7	466.3	461.3	(5)

									1,214.4	1,203.4		0.81%
Transportation
AAdvantage Loyality IP Ltd. (American Airlines, Inc.)	First lien senior secured loan	8.99%	LIBOR (Q)	4.75%		4/2028		983.0	975.8	977.7	(3)(5)

									975.8	977.7		0.66%
Power Generation
Vistra Operations Company LLC	First lien senior secured loan	6.09%	LIBOR (M)	1.75%		12/2025		747.9	738.8	740.6	(3)

									738.8	740.6		0.50%
Consumer Durables and Apparel
Lakeshore Learning Materials, LLC	First lien senior secured loan	8.23%	LIBOR (Q)	3.50%		9/2028		748.1	735.0	729.4	(5)

									735.0	729.4		0.49%
Telecommunication Services
Iridium Satellite LLC	First lien senior secured loan	6.92%	LIBOR (Q)	2.50%		11/2026		498.6	495.5	493.4	(3)(5)

									495.5	493.4		0.33%
Investment Funds and Vehicles
The Edelman Financial Center, LLC	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		4/2028		498.7	477.7	464.2	(5)

									477.7	464.2		0.31%

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)(8)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

Total Investments									108,769.4	108,529.2	(9)	73.28%

________________________________________

(1)All of the Fund’s portfolio company investments, which as of December 31, 2022 represented 73% of the Fund’s net assets or 47% of the Fund’s total assets, are subject to legal restrictions on sales.

(2)Investments without an interest rate are non-income producing.

(3)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 9% of the Fund's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of December 31, 2022.

(4)Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to LIBOR or SOFR at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented.

(5)Loan includes interest rate floor feature.

(6)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 7 to the consolidated financial statements for the three months ended December 31, 2022 for more information regarding the fair value of the Fund’s investments.

(7)As of December 31, 2022, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 6 to the consolidated financial statements for the three months ended March 31, 2023 for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
AI Aqua Merger Sub, Inc.	$129.6	$—	$129.6	$—	$—	$129.6
Alcami Corporation and ACM Note Holdings, LLC	890.4	—	890.4	—	—	890.4
athenahealth Group Inc.	98.0	—	98.0	—	—	98.0
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	1,590.9	—	1,590.9	—	—	1,590.9
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	(24.3)	157.9	—	—	157.9
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	3,519.9	—	3,519.9	—	—	3,519.9
	$6,411.0	$(24.3)	$6,386.7	$—	$—	$6,386.7

(8)As of December 31, 2022, the estimated net unrealized loss for federal tax purposes was $0.3 million based on a tax cost basis of $108.6 million. As of December 31, 2022, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.4 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.1 million.

(9)All investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

For the Three Months Ended March 31, 2023
Operations:
Net investment income	$5,042
Net realized gains on investments	1,340
Net unrealized losses on investments	(490)
Net increase in net assets from operations	5,892
Share transactions:
Common shares	38
Proceeds from shares sold	96,426
Net increase from share transactions	96,464
Total increase in net assets	102,356
Net assets, beginning of period	148,098
Net assets, end of period	$250,454

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

For the Three Months Ended March 31, 2023
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$5,892
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments	(1,340)
Net unrealized losses on investments	490
Net accretion of investments	(376)
Amortization of debt issuance costs	302
Purchases of investments	(348,842)
Proceeds from repayments or sales of investments	76,182
Changes in operating assets and liabilities:
Interest receivable	(999)
Other assets	(1,176)
Interest and facility fees payable	885
Accounts payable and other liabilities	128
Net cash used in operating activities	(268,854)
FINANCING ACTIVITIES:
Borrowings on debt	85,000
Proceeds from issuance of common shares	96,464
Net cash provided by financing activities	181,464
CHANGE IN CASH AND CASH EQUIVALENTS	(87,390)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,027

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2023
(in thousands, except per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)

1. ORGANIZATION

Ares Strategic Income Fund (together with its consolidated wholly owned subsidiary, ASIF Holdings Inc., the “Fund”) is a Delaware statutory trust formed on March 15, 2022. The Fund is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). The Fund intends to elect to be treated and to operate in a manner so as to qualify annually as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund is externally managed by Ares Capital Management LLC (“Ares Capital Management” or the Fund’s “investment adviser”), a subsidiary of Ares Management Corporation (NYSE:ARES) (“Ares Management”), a publicly traded, leading global alternative investment manager, pursuant to an investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or the Fund’s “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for the Fund to operate.

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which the Fund generally defines as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. For cash management and other purposes, the Fund also intends to invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. The Fund intends to primarily invest in illiquid and restricted investments, and while most of the Fund’s investments are expected to be in private U.S. companies (the Fund generally have to invest at least 70% of its total assets in “qualifying assets,” including private U.S. companies), the Fund may also invest from time to time in non-U.S. companies. The Fund’s portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, the Fund will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

On October 6, 2022, an affiliate of the Fund’s investment adviser, as its sole initial shareholder, purchased 1,000 of the Fund’s Class I shares.

Beginning in November 2022, the Fund entered into agreements with several investors pursuant to which such investors have committed to purchase the Fund’s Class I shares (the “Private Placement”). The Private Placement was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D promulgated under the Securities Act and was thus exempt from registration under the Securities Act as it was made only to investors (or advisors and/or managers of such investors) with whom the Fund’s investment adviser had substantive pre-existing relationships, as each of such investors (or such investor’s advisors and/or managers) was known by the Fund’s investment adviser (or persons acting on the Fund’s investment adviser's behalf ) due to a prior investment relationship with entities affiliated with Ares Management, and who are “accredited investors” under Rule 501(a) of the Securities Act.

Pursuant to such agreements entered into between the Fund and each investor in connection with the Private Placement (the “Private Placement Agreements”), the investors participating in the Private Placement (the “Private Placement Investors”) committed to purchase Class I shares at an initial offering price of $25.00 per share, to be adjusted following the initial drawdown of such Private Placement Investors’ subscriptions to a price of $25.00 per share, which was equal to the net asset value (“NAV”) per share as of the most recently completed month-end prior to the date of such drawdown.

The Fund commenced operations on December 5, 2022 after the Fund received initial capital from the Private Placement. The Fund intends to offer on a continuous basis up to $7.5 billion of its common shares, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities Exchange Commission (the “SEC”). As of March 31, 2023, subject to the receipt of an exemptive relief order from the SEC, the Fund intended to offer to sell any combination of three classes of Common Shares, consisting of Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount of $7.5 billion of its Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. As of March 31, 2023, the Fund had submitted an application to the SEC for an exemptive relief order to permit the Fund to offer multiple classes of its Common Shares. Prior to receiving this exemptive relief order, the Fund only offered Class I shares and did not issue Class S or Class D shares. In the Offering, the purchase price per share for each class of Common Shares will equal the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Offering is a “best efforts” offering, which means that Ares Wealth Management Solutions, LLC (“AWMS”), the “intermediary manager” for the Offering and an affiliate of the Fund’s investment adviser, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares. See Note 10 for a subsequent event relating to the exemptive relief order.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). The Fund is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated. The Fund’s first fiscal period ended on December 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value.

Concentration of Credit Risk

The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in depository or money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Pursuant to Rule 2a-5 under the Investment Company Act, the Fund's board of trustees has designated the investment adviser as its “valuation designee” to perform fair value determinations for investments held by the Fund without readily available market quotations.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Fund’s investment adviser, as the valuation designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Fund’s investment adviser, as the valuation designee, subject to the oversight of the Fund’s board of trustees, based on, among other things, the input of the Fund’s independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12-month period (with certain de minimis exceptions) and under the valuation policy and a consistently applied valuation process. In addition, the Fund’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Fund’s investment valuation process within the context of performing the Fund’s integrated audit.

Investments in the Fund’s portfolio that do not have a readily available market are valued at fair value as determined in good faith by its investment adviser, as the valuation designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Fund’s investment adviser may take into account the following types of factors, if relevant, in determining the fair value of the Fund’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Fund’s investment adviser considers the pricing indicated by the external event to corroborate its valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund was required to liquidate a portfolio investment in a forced or liquidation sale, the Fund could realize significantly less than the value at which the Fund has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. All investments are recorded at their fair value.

The Fund’s investment adviser, as the valuation designee, subject to the oversight of the board of trustees, undertakes a multi‑step valuation process each quarter, as described below:

•The Fund’s quarterly valuation process begins with a preliminary valuation being prepared by the investment professionals responsible for the portfolio investment in conjunction with the Fund’s portfolio management team and valuation team.

•Preliminary valuations are reviewed and discussed by the valuation committee of the Fund’s investment adviser.

•The valuation committee of the Fund’s investment adviser determines the fair value of each investment in the Fund’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the independent third‑party valuation firms, where applicable.

When the Fund's investment adviser determines the Fund's NAV as of the last day of a month that is not also the last day of a calendar quarter, the Fund's investment adviser intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Fund's investment adviser will generally value such assets at the most recent quarterly valuation unless the Fund's investment adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Fund's investment adviser determines such a change has occurred with respect to one or more investments, the Fund's investment adviser will determine whether to update the value for each relevant investment. See Note 7 for more information on the Fund’s valuation process.

Interest Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Fund’s tax treatment as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends for the year the income was earned, even though the Fund has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Fund’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Fund’s judgment, are likely to remain current. The Fund may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection.

Dividend Income Recognition

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.

Other Income

Other income includes amendment fees that are fixed based on contractual terms and are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the related transaction. Other income also includes fees for management and consulting services, loan guarantees, commitments and other services rendered by the Fund to portfolio companies. Such fees are fixed based on contractual terms and are recognized as income as services are rendered.

Organization and Offering Costs

Costs associated with the organization of the Fund are expensed as incurred upon commencement of the Fund’s operations on December 5, 2022. Costs associated with the offering of Common Shares of the Fund will be capitalized as deferred offering expenses and included in other assets on the consolidated statements of assets and liabilities and amortized over a twelve-month period from incurrence. See Note 6 for more details.

Distributions

To the extent that the Fund has taxable income available, the Fund currently intends to make monthly distributions to its shareholders, commencing with the first full calendar quarter after the Fund holds the first closing in the registered public offering. Distributions to shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the board of trustees and will depend on the Fund’s earnings, financial condition, maintenance of the Fund’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the board of trustees may deem relevant from time to time.

Income Taxes

The Fund intends to elect to be treated as a RIC under the Code and operates in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Fund must, among other requirements, meet certain source-of- income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Fund intends to make the requisite distributions to its shareholders, which will generally relieve the Fund from U.S. federal corporate-level income taxes.

Depending on the level of taxable income earned in a tax year, the Fund may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Fund determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Fund accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Recent Accounting Pronouncements

The Fund does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

3. AGREEMENTS

Investment Advisory and Management Agreement

The Fund is party to an investment advisory and management agreement with Ares Capital Management. Subject to the overall supervision of the board of trustees and in accordance with the Investment Company Act, Ares Capital Management provides investment advisory and management services to the Fund. For providing these services, Ares Capital Management receives fees from the Fund consisting of a base management fee and an incentive fee. The cost of the base management fee and the incentive fee is ultimately borne by the shareholders. Without payment of any penalty, the Fund has the right to terminate the investment advisory and management agreement upon 60 days’ written notice, and Ares Capital Management has the right to terminate the agreement upon 120 days’ written notice.

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the investment advisory and management agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP.

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

(i)    Income Based Incentive Fee

The portion based on the Fund’s income is based on pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. Pre-incentive fee net investment income means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Fund’s net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus the Fund’s operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement entered into between the Fund and the Fund’s administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Fund has not yet received in cash. The Fund’s investment adviser is not under any obligation to reimburse the Fund for any part of the income based fees it receives that are based on accrued interest income that the Fund never actually receives. Pre-incentive fee net investment income is not adjusted for incentive fee payments or any shareholder servicing and/or distribution fee payments by the Class S shares and the Class D shares. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than the Fund may ultimately realize and that may ultimately be distributed to common shareholders.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from pre-incentive fee net investment income. See “Expense Support and Conditional Reimbursement Agreement” below. Because of the structure of the income based incentive fee, it is possible that the Fund may pay such fees in a quarter where it incurs a loss. For example, if the Fund receives pre-incentive fee net investment income in excess of the hurdle rate for a quarter, the Fund will pay the applicable income based incentive fee even if the Fund has incurred a loss in that quarter due to realized and/or unrealized losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of 1.25% per quarter (5.0% annualized).

The Fund pays its investment adviser an incentive fee quarterly in arrears with respect to the Fund’s pre-incentive fee net investment income in each calendar quarter as follows:

•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);

•100% of the dollar amount of Fund’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up”. The “catch-up” is meant to provide the Fund’s investment adviser with 12.5% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

•12.5% of the dollar amount of the Fund’s pre-incentive fee net investment income, if any, that exceeds a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income thereafter are allocated to the investment adviser.

The fees that are payable under the investment advisory and management agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period.

(ii)    Capital Gains Incentive Fee

The second component of the incentive fee, the capital gains incentive fee, is payable in arrears at the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fees.

Notwithstanding the foregoing, if the Fund is required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by the Fund (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Fund for such investment plus (y) any amounts recorded in the Fund’s consolidated financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Fund’s consolidated financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Fund’s consolidated financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. In no event will the capital gains incentive fee payable pursuant to the investment advisory and management agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended, or the “Advisers Act,” including Section 205 thereof. If the investment advisory and management agreement shall terminate as of a date that is not a calendar year end, the termination shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains incentive fee.

The fees that are payable under the investment advisory and management agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period.

The Fund commenced operations on December 5, 2022 after the Fund received initial capital from the Private Placement. In connection with the commencement of the Fund’s operations, the investment advisory and management agreement became effective and the base management fee and any incentive fees, as applicable, payable by the Fund to the Fund’s investment adviser under the investment advisory and management agreement began to accrue.

The base management fee, income based incentive fee and capital gains incentive fee for the three months ended March 31, 2023 were as follows:

Base management fee	$684
Income based incentive fee	$—
Capital gains incentive fee(1)	$74
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three months ended March 31, 2023. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

The services of all investment professionals of the Fund’s investment adviser and its staff, when and to the extent engaged in providing investment advisory services to the Fund and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Fund’s investment adviser. Under the investment advisory and management agreement, the Fund bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization and offering expenses of the Fund associated with the Offering, as provided for in Financial Industry Regulatory Authority, Inc. Conduct Rule 2310(a)(12), but excluding any shareholder servicing and/or distribution fees; calculation of the Fund’s NAV (including the cost and expenses of any independent valuation firm or pricing services); expenses incurred by the Fund’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Fund’s financial and legal affairs and in monitoring the Fund’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Fund’s investments) and performing due diligence on the Fund’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Fund’s investments; offerings of the Fund’s Common Shares and other securities; the costs of effecting any repurchases of the Common Shares and the Fund’s other securities; investment advisory fees, including management fees and incentive fees; administration fees, if any, payable under the administration agreement; fees payable, if any, under any intermediary manager or selected intermediary agreements; shareholder servicing and/or distribution fees payable under the Fund’s distribution and shareholder servicing plan adopted pursuant to Rule 12b-1 under the Investment Company Act; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments (including payments to third party vendors for financial information services); transfer agent, escrow agent and custodial fees and expenses; federal and state registration fees; all costs of registration and listing the Fund’s Common Shares or any other securities on any securities exchange; federal, state and local taxes; independent trustees’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC) and state administrators; the costs of any reports, proxy statements or other notices to shareholders, including printing and other related costs; commissions and other compensation payable to brokers or dealers; to the extent the Fund is covered by any joint insurance policies, the Fund’s allocable portion of the fidelity bond, trustees and officers’ errors or omissions liability insurance and any other insurance premiums; outside legal expenses; accounting expenses (including fees and disbursements and expenses related to the audit of the Fund and the preparation of the Fund’s tax information); direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, and staff; and all other expenses incurred by the Fund or its administrator in connection with administering the Fund’s business as described in more detail under “Administration Agreement” below.

Administration Agreement

The Fund is party to an administration agreement (the “administration agreement”) with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Fund with office equipment and clerical, bookkeeping and record keeping services at the Fund’s office facilities. Under the administration agreement, Ares Operations may also arrange for the services of, and oversee custodians, depositories, transfer agents, escrow agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Ares Operations also performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that the Fund is required to maintain and preparing reports to its shareholders and reports and other materials required to be filed with the SEC or any other regulatory authority.

In addition, Ares Operations assists the Fund in determining and publishing its NAV, assists the Fund in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Fund by others. Payments under the administration agreement are equal to an amount based upon the Fund’s allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Fund’s allocable portion of the compensation, rent and other expenses of certain of the Fund’s officers and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended March 31, 2023, the Fund incurred $684 in administrative fees, which were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated statement of assets and liabilities.

Intermediary Manager Agreement

As of March 31, 2023, the Fund intended to become a party to an intermediary manager agreement (the “Intermediary Manager Agreement”) with AWMS (the “Intermediary Manager”), an affiliate of the Fund’s investment adviser. The Intermediary Manager is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Fund’s net assets attributable to Class S shares and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker dealers.

The Intermediary Manager is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc.

The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Fund’s trustees who are not “interested persons”, as defined in the Investment Company Act, of the Fund and who have no direct or indirect financial interest in the operation of the Fund’s distribution plan or the Intermediary Manager Agreement or by vote of a majority of the outstanding voting securities of the Fund, on not more than 60 days’ written notice to the Intermediary Manager or the Fund’s investment adviser. The Intermediary Manager Agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. See Note 10 for a subsequent event relating to the Intermediary Manager Agreement.

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with the Fund’s investment adviser, pursuant to which, among other things, the Fund’s investment adviser has agreed to advance all of the Fund’s estimated organization and initial offering expenses, which includes all of the Fund’s organization and initial offering expenses incurred in connection with the Private Placement.

The Fund’s investment adviser may also elect to pay certain of the Fund’s other expenses on the Fund’s behalf (each, an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. Any Expense Payment that the Fund’s investment adviser has committed to pay must be paid by the Fund’s investment adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s investment adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such

Excess Operating Funds, or a portion thereof, to the Fund’s investment adviser until such time as all Expense Payments made by the Fund’s investment adviser to the Fund within three years prior to the last business day of the applicable calendar month in which such reimbursement payment obligation is accrued. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) an expense ratio (excluding any management or incentive fee) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management or incentive fee) at the time of the fee waiver or expense reimbursement and (ii) a distribution level (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Fund’s investment adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued. The expense support is measured on a per share class basis.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Annualized Distribution Ratios for the Period	Eligible for Reimbursement through
December 31, 2022	$1,449	$—	$—	$1,449	5.04%	$—	12/30/2025
January 31, 2023	$1,088	$—	$—	$1,088	4.56%	$—	1/31/2026
February 28, 2023	$891	$—	$—	$891	3.53%	$—	2/28/2026
March 31, 2023	$916	$—	$—	$916	3.63%	$—	3/31/2026

________________________________________

(1)In accordance with the Expense Support and Conditional Reimbursement Agreement, the ratio of operating expenses excludes organization and offering costs, interest expense, base management fee and incentive fee.

4. INVESTMENTS

As of March 31, 2023 and December 31, 2022, investments consisted of the following:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$325,303	$324,937	$108,669	$108,429
Second lien senior secured loans	9,169	8,808	—	—
Other equity	350	340	100	100
Total	$334,822	$334,085	$108,769	$108,529
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023	December 31, 2022
Industry
Software and Services	21.3%	14.6%
Consumer Services	17.1	20.3
Capital Goods	13.1	13.7
Health Care Services	9.5	9.7
Insurance Services	7.3	7.3
Financial Services	5.4	3.3
Media and Entertainment	5.1	3.6
Materials	4.3	4.9
Technology Hardware and Equipment	2.9	2.5
Commercial and Professional Services	2.7	4.6
Pharmaceuticals, Biotechnology and Life Sciences	2.4	3.6
Retailing and Distribution	2.2	2.3
Consumer Staples Distribution and Retail	2.1	—
Consumer Durables and Apparel	1.0	0.7
Transportation	0.9	0.9
Other	2.7	8.0
Total	100.0%	100.0%

	As of
	March 31, 2023	December 31, 2022
Geographic Region
United States	95.9%	94.9%
Canada	2.3%	1.9
Europe	1.6%	2.5
Cayman Islands	0.2%	0.7
Total	100.0%	100.0%
As of March 31, 2023 and December 31, 2022, none of the loans were on non-accrual status.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of March 31, 2023, the Fund’s asset coverage was 395%.

The Fund’s outstanding debt as of March 31, 2023 and December 31, 2022 was as follows:

	As of
	March 31, 2023				December 31, 2022
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Credit Facility	$625,000	(2)	$85,000	$85,000	$625,000	$—	$—
Total	$625,000		$85,000	$85,000	$625,000	$—	$—
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under the Credit Facility (as defined below). Borrowings under the committed Credit Facility (as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Fund, under certain circumstances, to increase the size of the Credit Facility (as defined below) to a maximum of $1,050,000.

Credit Facility

On December 20, 2022, the Fund entered into a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A. and each of the other parties thereto (the “Credit Facility”), that allows the Fund to borrow up to $625,000 at any one time outstanding. The end of the revolving period and the stated maturity date are December 20, 2026 and December 20, 2027, respectively. The Credit Facility also provides for a feature that allows the Fund, under certain circumstances, to increase the overall size of the Credit Facility to a maximum of $1,050,000. The Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of March 31, 2023 and December 31, 2022, the Fund was in compliance in all material respects with the terms of the Credit Facility.

As of March 31, 2023, there was $85,000 outstanding under the Credit Facility. As of December 31, 2022, there was no borrowings under the Credit Facility. The Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000. The carrying value of the Fund’s borrowings under the Credit Facility approximates fair value and would be categorized as Level 2 in the fair value hierarchy.

The interest rate charged on the Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Credit Facility and (b) 85% of the total commitments of the Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the

Credit Facility. The Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of March 31, 2023, the one, three and six month SOFR was 4.80%, 4.91% and 4.90%, respectively. As of March 31, 2023 and December 31, 2022, the applicable spread in effect was 1.875%. In addition to the stated interest expense on the Credit Facility, the Fund is required to pay a commitment fee of 0.375% per annum on any unused portion of the Credit Facility. The Fund is also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued and the applicable spread.

For the three months ended March 31, 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Credit Facility were as follows:

For the Three Months Ended March 31, 2023
Stated interest expense	$310
Credit facility fees	569
Amortization of debt issuance costs	302
Total interest and credit facility fees expense	$1,181
Cash paid for interest expense	$—
Average stated interest rate	6.35%
Average outstanding balance	$18,500

6. COMMITMENTS AND CONTINGENCIES

The Fund’s investment adviser has agreed to advance all of the Fund’s organization and initial offering expenses, including in connection with the Private Placement, subject to the conditions contained in the Expense Support and Conditional Reimbursement Agreement. The Fund has not recognized any accrued expenses related to the offering costs because a successful registered offering has not occurred as of March 31, 2023. The total offering costs (which includes all offering expenses incurred in connection with the Private Placement) incurred through March 31, 2023 were approximately $4,679.

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2023 and December 31, 2022, the Fund had total commitments to fund revolving and delayed draw terms loans in the aggregate principal amount of $19,638 and $6,411, respectively, of which $19,269 and $6,387, respectively, were unfunded.

The Fund’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

In addition, as of March 31, 2023, the Fund was party to an agreement to fund equity investment commitments in the aggregate amount of $6, all of which were unfunded. As of December 31, 2022, the Fund had no equity investment commitments.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fund follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides funds the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between funds that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the fund’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Fund has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line item entitled “other assets” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

The Fund also follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Fund has considered its principal market as the market in which the Fund exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, the Fund’s investment adviser, as valuation designee, employs its valuation policy and procedures that are consistent with the provision of Rule 2a-5 under the Investment Company Act and ASC 820-10 (see Note 2 for more information). The Fund’s investment adviser will evaluate the source of inputs, including any markets in which the Fund’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for the investments in the Fund’s portfolio, the fair value of the investments may be determined using unobservable inputs.

    The Fund’s portfolio investments classified as Level 3 are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Fund’s investment adviser may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Fund has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate EV. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Fund does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Fund’s investment adviser considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the Fund and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Fund are substantially illiquid with no active transaction market, the Fund’s investment adviser, as the valuation designee, depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

The following table presents fair value measurements of cash and cash equivalents and investments as of March 31, 2023:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$26,027	$—	$—	$26,027

First lien senior secured loans	$—	$225,983	$98,954	$324,937
Second lien senior secured loans	—	—	8,808	8,808
Other equity	—	—	340	340
Total investments	$—	$225,983	$108,102	$334,085

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2022:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$113,417	$—	$—	$113,417

First lien senior secured loans	$—	$89,785	$18,644	$108,429
Other equity	—	—	100	100
Total investments	$—	$89,785	$18,744	$108,529

The following tables summarize the significant unobservable inputs the Fund’s investment adviser used to value the majority of the Fund’s investments categorized within Level 3 as of March 31, 2023 and December 31, 2022, respectively. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of March 31, 2023
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$83,860	Yield analysis	Market yield	12.4% - 13.3%	12.9%
	15,094	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	8,808	Yield analysis	Market yield	14.4%	14.4%
Other equity	340	EV market multiple analysis	EBITDA multiple	13.2x - 15.6x	14.2x
Total investments	$108,102
____________________________________

(1)Unobservable inputs were weighted by the relative fair value of the investments.

	As of December 31, 2022
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$18,644	Yield analysis	Market yield	12.3% - 13.9%	13.2%
Other equity	100	EV market multiple analysis	EBITDA multiple	13.2x - 15.0x	14.1x
Total investments	$18,744
____________________________________

(1)Unobservable inputs were weighted by the relative fair value of the investments.

Changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of the Fund’s investments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Fund’s investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Fund has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2023:

As of and For the Three Months Ended March 31, 2023
Balance as of December 31, 2022	$18,744
Net realized gains	163
Net unrealized losses	(692)
Purchases	98,764
Sales	(11,607)
Repayments	(78)
Net accretion of discount on securities	135
Net transfers in and/or out of Level 3	2,673
Balance as of March 31, 2023	$108,102

Investments were transferred into and out of Level 3 during the three months ended March 31, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of March 31, 2023, the net unrealized depreciation on the investments that use Level 3 inputs was $394.

For the three months ended March 31, 2023, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of March 31, 2023, and reported within the net unrealized gains (losses) on investments in the Fund’s consolidated statement of operations, was $(379).

8. NET ASSETS

In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 par value per share.

On October 6, 2022, an affiliate of the Fund’s investment adviser, as its sole initial shareholder, purchased 1,000 of the Fund’s Class I shares. Beginning in November 2022, the Fund entered into subscription agreements with Private Placement Investors for total commitments as of March 31, 2023 of $847,098 to purchase the Fund’s Class I shares. During the three months ended March 31, 2023, the Fund called an additional $96,463 from the Private Placement Investors and issued approximately 3,815 Class I shares. Since October 6, 2022 through March 31, 2023, the Fund called an aggregate of $244,636 from the Private Placement Investors, and in exchange therefore the Fund issued approximately 9,742 Class I shares to 61 shareholders, including the investment from the Fund’s sole initial shareholder. As of March 31, 2023, the Fund had not sold any shares of its Class S or Class D shares. See Note 10 for a subsequent event relating to additional capital called from the Private Placement Investors.

Subject to the receipt of an exemptive relief order from the SEC, as of March 31, 2023, the Fund intended to offer on a continuous basis, to sell any combination of three classes of Common Shares consisting of Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount of $7.5 billion in the Offering. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Intermediary Manager will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering.

As of March 31, 2023, the Fund had submitted to the SEC an application for an exemptive relief order to permit it to offer multiple classes of its Common Shares. As of March 31, 2023, as it had not received an exemptive order granted by the SEC, the Fund was permitted to offer only Class I shares and had not issued any Class S or Class D shares. See Note 10 for a subsequent event relating to the exemptive relief order.

Net Asset Value Per Share and Offering Price

In connection with the Offering, the Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be NAV per share for each share class as of the last calendar day of the immediately preceding month. The following table summarizes each month-end NAV per share for Class I shares as of December 31, 2022 and during the three months ended March 31, 2023.

NAV Per Share
For the Months Ended	Class I
December 31, 2022	$24.99
January 31, 2023	$25.40
February 28, 2023	$25.58
March 31, 2023	$25.71

9. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2023:

As of and For the Three Months Ended March 31, 2023
Class I
Per Share Data:
Net asset value, beginning of period	$24.99
Issuances of common shares	0.05
Net investment income for period(1)	0.58
Net realized and unrealized gains for period(1)	0.09
Net increase in net assets	0.72
Net asset value, end of period	$25.71
Total return based on net asset value(2)	2.88%
Shares outstanding, end of period	9,742
Ratio/Supplemental Data:
Net assets, end of period	$250,454
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.30%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	0.61%
Ratio of net investment income to average net assets(3)(5)	9.90%
Portfolio turnover rate(3)	190%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the three months ended March 31, 2023, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(3)The ratios reflect an annualized amount.

(4)For the three months ended March 31, 2023, the ratio of operating expenses to average net assets consisted of the following:

As of and For the Three Months Ended March 31, 2023
Class I
Base management fees	1.34%
Income based incentive fees and capital gains incentive fees	0.15%
Cost of borrowing	2.32%
Other operating expenses	2.49%
Total operating expenses	6.30%

(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

10. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this consolidated financial statements or accompanying notes, except as discussed below.

On April 17, 2023, the Fund was granted an exemptive relief order from the SEC that permits the Fund to issue multiple classes of its Common Shares. The Fund may offer to sell any combination of three classes of Common Shares consisting of Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount of $7.5 billion in the Offering. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares will equal the Fund’s NAV per share, as of the effective date of the monthly share purchase date.

On April 24, 2023, the Fund received a notice of effectiveness related to the Fund’s Form N-2 Registration Statement (the “Registration Statement”). Pursuant to the Registration Statement, the Fund may offer and sell on a continuous basis up to $7.5 billion of its Common Shares in the Offering.

On April 24, 2023, the Fund entered into the Intermediary Manager Agreement with AWMS, the Fund's intermediary manager.

In May 2023, the Fund called an additional $100,000 from the Private Placement Investors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Strategic Income Fund (the “Fund,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects;

•the return or impact of current and future investments;

•the impact of global health crises on our or our portfolio companies’ business and the United States and global economy;

•the impact of a protracted decline in the liquidity of credit markets on our business;

•changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling;

•the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;

•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•our ability to recover unrealized losses;

•market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;

•our contractual arrangements and relationships with third parties;

•the state of the general economy;

•the impact of supply chain constraints on our portfolio companies and the global economy;

•uncertainty surrounding global financial stability, including the liquidity of certain banks;

•the war in Ukraine and Russia and the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

•the social, geopolitical, financial, trade and legal implications of Brexit;

•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;

•our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chain and operations;

•our ability to successfully complete and integrate any acquisitions;

•the outcome and impact of any litigation or regulatory proceeding;

•the adequacy of our cash resources and working capital;

•the timing, form and amount of any dividend distributions;

•the timing of cash flows, if any, from the operations of our portfolio companies; and

•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our Form N-2 Registration Statement (the “Registration Statement”) and in this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are an externally managed, closed-end management investment company. Formed as a Delaware statutory trust on March 15, 2022, we have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). We also intend to elect to be treated and to operate in a manner so as to continuously qualify annually as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended.

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (NYSE:ARES) (“Ares Management”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement. Our investment adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our investment adviser is registered as an investment adviser with the SEC. Our administrator, Ares Operations LLC (“Ares Operations” or “our administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which we generally define as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. We expect that a majority of our investments will be in directly originated loans. For cash management and other purposes, we also intend to invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. We intend to primarily invest in illiquid and restricted investments, and while most of our investments are expected to be in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we may also invest from time to time in non-U.S. companies. Our portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt investments of varying maturities. Subject to the limitations of the Investment Company Act, we may invest in loans, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Ares Management’s funds. From time to time, we may co-invest with other Ares Management’s funds.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our investment adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under our Credit Facility (as defined below) and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations, while retaining all or most of the exposure to the performance of these investments.

MACROECONOMIC ENVIRONMENT

Credit markets continued to be under pressure during the first quarter of 2023 amid a risk-off environment and sustained macro-economic uncertainty due to record-high inflation, tighter financial conditions, financial market instability and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenues

We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as realized gains. Dividend income on preferred equity, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

The services of all investment professionals of our investment adviser and its staff, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023 for more information on fees and expenses.

From time to time, our investment adviser, our administrator or their affiliates may pay third-party providers of goods or services. We will reimburse our investment adviser, our administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, our investment adviser or our administrator may defer or waive fees and/or rights to be reimbursed for expenses.

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023 for more information on the Expense Support and Conditional Reimbursement Agreement.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2023 is presented below.

(dollar amounts in thousands)
New investment commitments(1):
Total new investment commitments(2)	$358,114
Less: investment commitments exited(3)	(114,805)
Net investment commitments	$243,309
Principal amount of investments funded:
First lien senior secured loans	$335,114
Second lien senior secured loans	9,420
Senior subordinated loans	250
Other equity	250
Total	$345,034
Principal amount of investments sold or repaid:
First lien senior secured loans	$114,472
Senior subordinated loans	250
Total	$114,722
Weighted average remaining term for investment commitments (in months)	70
Percentage of new investment commitments at floating rates	100%
Weighted average yield(4):
Funded during the period at amortized cost	9.2%
Funded during the period at fair value	9.2%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 6 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $344 million for the three months ended March 31, 2023.

(3)Includes funded commitments. For the three months ended March 31, 2023, investment commitments exited included exits of unfunded commitments of $0.1 million.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of March 31, 2023 and December 31, 2022, our investments consisted of the following:

	As of
	March 31, 2023		December 31, 2022
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$325,303	$324,937	$108,669	$108,429
Second lien senior secured loans	9,169	8,808	—	—
Other equity	350	340	100	100
Total	$334,822	$334,085	$108,769	$108,529
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). See Note 6 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our unfunded commitments.

The weighted average yields of our total portfolio at amortized cost and fair value were 9.7% and 9.7%, respectively, as of March 31, 2023 and 9.5% and 9.5%, respectively, as of December 31, 2022. The weighted average yields on total portfolio is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt, divided by (b) total investments at amortized cost or at fair value, as applicable.

Ares Capital Management employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grade of a portfolio investment may be reduced or increased over time. The following is a description of each investment grade:

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

As of March 31, 2023 and December 31, 2022, all of our portfolio investments were assessed a grade of 3. As of March 31, 2023 and December 31, 2022, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of March 31, 2023 and December 31, 2022, none of the loans were on non-accrual status.

RESULTS OF OPERATIONS

We commenced operations on December 5, 2022 after we received initial capital from the Private Placement (as defined below).

Operating results for the three months ended March 31, 2023 were as follows:

(in thousands)	For the Three Months Ended March 31, 2023
Interest income	$5,246
Other income	106
Total investment income	5,352

Expenses
Interest and credit facility fees	1,181
Base management fee	684
Capital gains incentive fee	74
Administrative fees	684
Other general and administrative	582
Total expenses	3,205
Expense support	(2,895)
Net expenses	310
Net investment income	5,042

Net realized gains on investments	1,340
Net unrealized losses on investments	(490)
Net increase in net assets resulting from operations	$5,892

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Total investment income was primarily due to our investment portfolio which continued to grow from $109 million at December 31, 2022 to $334 million at March 31, 2023. Our weighted average yield on total investments at amortized cost and fair value was 9.7% and 9.7%, respectively, as of March 31, 2023, and 9.5% and 9.5%, respectively, as of December 31, 2022. The increase in the weighted average yield on total investments was primarily due to higher base rates.

During the three months ended March 31, 2023, we incurred expenses of $3.2 million, of which $2.9 million have been advanced by our investment adviser in accordance with the Expense Support and Conditional Reimbursement Agreement. The $2.9 million advanced by our investment adviser in accordance with the Expense Support and Conditional Reimbursement Agreement includes all organization expenses and offering expenses, including the Private Placement expenses, incurred during the three months ended March 31, 2023. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our Expense Support and Conditional Reimbursement Agreement.

For the three months ended March 31, 2023, we recorded net realized gains on investments of $1.3 million, primarily from full or partial sales of our debt investment.

For the three months ended March 31, 2023, we recorded net unrealized losses on investments of $0.5 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our current liquidity and capital resources are expected to be generated primarily from the proceeds received from the Private Placement (as defined below), cash flows from our operations and advances from the Credit Facility (as defined below). Further, we expect to generate additional liquidity and capital resources from the net proceeds of the offering of our common shares of beneficial interest, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to our Registration Statement or any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We intend to sell our Common Shares on a continuous basis at a per share price equal to the then-current net asset value (“NAV”) per share.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our investment adviser and our administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of March 31, 2023, we had $85 million of debt outstanding under our Credit Facility (as defined below).

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Credit Facility (as defined below) and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.
Equity Capital Activities

Private Placement

Beginning in November 2022 and ending on January 30, 2023, we entered into subscription agreements with several investors providing for the commitment to purchase an aggregate of up to $847 million of our Class I shares (the “Private Placement”).

Pursuant to the subscription agreements entered into between us and each investor in connection with the Private Placement (the “Subscription Agreements”), the investors participating in the Private Placement (the “Private Placement Investors”) committed to purchase Class I shares at an initial offering price of $25.00 per share. Private Placement Investors’ subscriptions were initially drawn down at a price of $25.00 per share, and subsequent drawdowns are priced at our current NAV at the time of drawdown. Under the Subscription Agreements, we intend to call all capital from the Private Placement Investors prior to closing on the sale of any shares. During the three months ended March 31, 2023, we called an additional $96 million from the Private Placement Investors and issued 3,815,410 Class I shares. Since our inception and through March 31, 2023, we called an aggregate of $245 million from the Private Placement Investors, and in exchange therefore, we issued 9,742,326 Class I shares to 61 shareholders, including the investment from our sole initial shareholder. As of March 31, 2023, we had not offered or sold any of our Class S or Class D shares. See “—Recent Developments,” as well as Note 10 to our consolidated financial statements for the three months ended March 31, 2023 for a subsequent event relating to additional capital called from the Private Placement Investors.

See “—Recent Developments,” as well as Note 10 to our consolidated financial statements for the three months ended March 31, 2023 for subsequent events relating to the exemptive relief order granted to us by the SEC and the notice of effectiveness related to our Registration Statement.

Net Asset Value Per Share and Offering Price

We determine NAV for Class I shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The following table summarizes each month-end NAV per share for Class I shares as of December 31, 2022 and during the three months ended March 31, 2023.

NAV Per Share
For the Months Ended	Class I
December 31, 2022	$24.99
January 31, 2023	$25.40
February 28, 2023	$25.58
March 31, 2023	$25.71

Debt Capital Activities

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Credit Facility”), that allows us to borrow up to $625 million at any one time outstanding. The end of the revolving period and the stated maturity date are December 15, 2026 and December 15, 2027, respectively. As of March 31, 2023, there was $85 million outstanding under the Credit Facility. As of December 31, 2022, there was no borrowings under the Credit Facility. See Note 5 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our debt obligations.

Off-Balance Sheet Arrangements

Our investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. See Note 6 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our commitments to fund revolving loans and delayed draw loans.

RECENT DEVELOPMENTS

On April 17, 2023, we were granted an exemptive relief order from the SEC that permits us to issue multiple classes of our Common Shares. We may offer to sell any combination of three classes of Common Shares consisting of Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount of $7.5 billion in the Offering. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares will equal the Fund’s NAV per share, as of the effective date of the monthly share purchase date.

On April 24, 2023, we received a notice of effectiveness related to our Registration Statement. Pursuant to the Registration Statement, we may offer and sell on a continuous basis up to $7.5 billion of our Common Shares in the Offering.

On April 24, 2023, we entered into an intermediary manager agreement with Ares Wealth Management Solutions, LLC, our intermediary manager.

In May 2023, we called an additional $100 million from the Private Placement Investors.

CRITICAL ACCOUNTING ESTIMATES

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this prospectus. See Note 2 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our critical accounting policies.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Pursuant to Rule 2a-5 under the Investment Company Act, our board of trustees has designated our investment adviser as its “valuation designee” to perform fair value determinations for investments held by us without readily available market quotations.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, our investment adviser, as the valuation designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third‑party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12‑month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing our integrated audit.

Investments in our portfolio that do not have a readily available market are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, our investment adviser may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our investment adviser considers the pricing indicated by the external event to corroborate the valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. All investments are recorded at their fair value.

Our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, undertakes a multi‑step valuation process each quarter, as described below:

•Our quarterly valuation process begins with a preliminary valuation being prepared by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management team and valuation team.

•Preliminary valuations are reviewed and discussed by our investment adviser’s valuation committee.

•Our investment adviser’s valuation committee determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of the independent third‑party valuation firms, where applicable.

When our investment adviser determines our NAV as of the last day of a month that is not also the last day of a calendar quarter, our investment adviser intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, our investment adviser will generally value such assets at the most recent quarterly valuation unless our investment adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If our investment adviser determines such a change has occurred with respect to one or more investments, our investment adviser will determine whether to update the value for each relevant investment.

Fair Value of Financial Instruments

We follow ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of our choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

We also follow ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, we continue to employ the net asset valuation policy that is consistent with ASC 820-10. Our investment adviser evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there may not be a readily available market value for certain investments in our portfolio, the fair value of the investments may typically be determined using unobservable inputs.

Our portfolio investments classified as Level 3 are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. Our investment adviser may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where we have control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate EV. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where we do not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, our investment adviser considers the current contractual interest rate, the maturity and other terms of the investment relative to the risk of us and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, our investment adviser, as the valuation designee, depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

See Note 7 to our consolidated financial statements for the three months ended March 31, 2023 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, the war in Ukraine and Russia and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies” in our Registration Statement on Form N-2 filed with the SEC on April 20, 2023, as may be amended and supplemented from time to time.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three months ended March 31, 2023 for more information relating to our investment valuation.

Interest Rate Risk

Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment” in our Registration Statement on Form N-2, filed with the SEC on April 20, 2023.

As of March 31, 2023, all of our debt investments at fair value were at floating rates. Any future borrowings under the Credit Facility will bear interest at variable rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our March 31, 2023 consolidated statements of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$10,439	$2,550	$7,889
Up 200 basis points	$6,959	$1,700	$5,259
Up 100 basis points	$3,480	$850	$2,630
Down 100 basis points	$(3,480)	$(850)	$(2,630)
Down 200 basis points	$(6,959)	$(1,700)	$(5,259)
Down 300 basis points	$(10,439)	$(2,550)	$(7,889)
________________________________________

(1)Excludes the impact of income based incentive fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023 for more information on the income based incentive fees.

Based on our December 31, 2022 consolidated statements of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$3,365	$—	$3,365
Up 200 basis points	$2,243	$—	$2,243
Up 100 basis points	$1,122	$—	$1,122
Down 100 basis points	$(1,122)	$—	$(1,122)
Down 200 basis points	$(2,243)	$—	$(2,243)
Down 300 basis points	$(3,358)	$—	$(3,358)
________________________________________

(1)Excludes the impact of income based incentive fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2023 for more information on the income based incentive fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

    In the ordinary course of business, we may be subject to certain legal proceedings, from time to time. From time to time, we, our executive officers, trustees and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation. We and our investment adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our investment adviser, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither us nor our investment adviser expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in the caption “Risk Factors” in our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, we called approximately $96 million from the Private Placement Investors and in exchange issued 3,815,410 Class I shares. These shares were issued and sold to accredited investors pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Declaration of Trust(1)
3.2	First Amended and Restated Bylaws(2)
10.1	Amended and Restated Investment Management and Advisory Agreement(3)
10.2	Intermediary Manager Agreement*
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
 ________________________________________

*    Filed herewith
**     This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
(1)Incorporated by reference to Exhibit (a)(1) to the Fund’s Pre-Effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-264145), filed on January 31, 2023.
(2)Incorporated by reference to Exhibit (b) to the Fund’s Pre-Effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-264145), filed on January 31, 2023.
(3)Incorporated by reference to Exhibit (g) to the Fund’s Pre-Effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-264145), filed on March 9, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES STRATEGIC INCOME FUND

May 15, 2023	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

May 15, 2023	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

May 15, 2023	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer