Form 10-Q
period 2023-06-30
ARES STRATEGIC INCOME FUND
filed 2023-08-14
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 814-01512

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 14, 2023 was 32,542,907, 0 and 0, respectively, of Class I, Class S and Class D common shares. Common shares outstanding exclude August 1, 2023 subscriptions since the issuance price is not yet finalized at this time.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments (amortized cost of $939,798 and $108,769, respectively)	$942,373	$108,529
Cash and cash equivalents	37,989	113,417
Interest receivable	4,176	139
Receivable for open trades	51,490	4,481
Other assets	16,411	6,247
Total assets	$1,052,439	$232,813
LIABILITIES
Debt	$345,000	$—
Capital gains incentive fees payable	567	—
Interest and facility fees payable	1,437	—
Payable for open trades	281,692	84,490
Accounts payable and other liabilities	9,502	225
Total liabilities	638,198	84,715
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 15,488 and 5,927 common shares issued and outstanding, respectively	155	59
Capital in excess of par value	394,481	148,113
Accumulated earnings (loss)	19,605	(74)
Total net assets	414,241	148,098
Total liabilities and net assets	$1,052,439	$232,813
NET ASSETS PER SHARE	$26.75	$24.99

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$15,013	$20,259
Other income	83	189
Total investment income from non-controlled/non-affiliate company investments	15,096	20,448
EXPENSES:
Interest and credit facility fees	5,334	6,515
Base management fees	1,014	1,698
Income based fees	813	813
Capital gains incentive fees	493	567
Administrative and other fees	752	1,436
Offering expenses	683	683
Other general and administrative	807	1,389
Total expenses	9,896	13,101
Expense support (Note 3)	(4,648)	(7,543)
Net expenses	5,248	5,558
NET INVESTMENT INCOME	9,848	14,890
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains on investments	614	1,954
Net unrealized gains on investments	3,325	2,835
Net realized and unrealized gains on investments	3,939	4,789
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,787	$19,679

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Applied Systems, Inc.	First lien senior secured loan	9.74%	SOFR (Q)	4.50%		09/2026		$8,142.3	$8,144.4	$8,150.0	(5)
Apptio, Inc.	First lien senior secured loan	10.20%	LIBOR (Q)	5.00%		01/2025		8,000.0	7,963.3	8,000.0	(5)(6)
Aptean, Inc. and Aptean Acquiror Inc.	First lien senior secured loan	9.45%	SOFR (M)	4.25%		04/2026		5,984.4	5,868.6	5,863.2
BCTO Ignition Purchaser, Inc.	First lien senior secured loan	13.98%	SOFR (M)	9.00%		10/2030		15,334.0	14,896.2	14,874.0	(3)(5)(6)
Blackhawk Network Holdings Inc.	First lien senior secured loan	8.26%	SOFR (Q)	3.00%		06/2025		4,488.2	4,425.2	4,444.7
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (8)	First lien senior secured loan	11.49%	SOFR (Q)	6.25%		06/2030		10,212.8	9,958.9	9,957.4	(5)(6)
	Class A-1 units				06/2023		100,000		100.0	100.0	(6)
									14,484.1	14,502.1
Cast & Crew LLC	First lien senior secured loan	8.69%	LIBOR (M)	3.50%		02/2026		2,989.6	2,989.0	2,935.4
CDK Global, Inc.	First lien senior secured loan	9.49%	SOFR (Q)	4.25%		07/2029		8,508.1	8,498.4	8,478.6	(5)
Cloud Software Group, Inc. and Picard Parent, Inc..	First lien senior secured loan	9.84%	SOFR (Q)	4.50%		03/2029		3,241.9	3,015.2	3,027.1	(5)
	First lien senior secured loan	9.84%	SOFR (Q)	4.50%		09/2028		6,488.8	6,069.9	6,058.9	(5)
	Senior subordinated loan	9.00%		9.00%	04/2023	09/2029		6,875.0	5,463.2	5,976.0
									14,548.3	15,062.0
Coupa Holdings, LLC and Coupa Software Incorporated (8)	First lien senior secured loan	12.60%	SOFR (M)	7.50%		02/2030		4,590.2	4,480.8	4,475.4	(5)(6)
Epicor Software Corporation	First lien senior secured loan	8.47%	SOFR (M)	3.25%		07/2027		4,288.3	4,207.3	4,229.9	(5)
Gainwell Acquisition Corp.	First lien senior secured loan	9.34%	SOFR (Q)	4.00%		10/2027		1,994.9	1,952.5	1,962.5	(5)
Genesys Cloud Services Holdings I, LLC	First lien senior secured loan	9.19%	SOFR (M)	4.00%		12/2027		1,752.7	1,739.9	1,746.4	(5)
	First lien senior secured loan	9.10%	LIBOR (M)	4.00%		12/2027		3,742.2	3,715.0	3,728.9	(5)
									5,454.9	5,475.3
Hyland Software, Inc.	First lien senior secured loan	8.69%	LIBOR (M)	3.50%		07/2024		10,137.4	10,047.8	10,046.2	(5)
Idemia Group S.A.S.	First lien senior secured loan	10.00%	SOFR (Q)	4.75%		09/2028		6,000.0	5,935.0	5,947.5	(3)(5)(6)
MH Sub I, LLC (Micro Holding Corp.)	First lien senior secured loan	9.35%	SOFR (M)	4.25%		05/2028		7,000.0	6,804.2	6,706.0	(5)
Misys Limited	First lien senior secured loan	9.23%	LIBOR (Q)	3.50%		06/2024		10,114.9	9,778.4	9,705.1	(3)(5)
Mitchell International, Inc.	First lien senior secured loan	8.94%	LIBOR (M)	3.75%		10/2028		1,496.2	1,457.3	1,459.6	(5)
Netsmart, Inc. and Netsmart Technologies, Inc.	First lien senior secured loan	9.22%	SOFR (M)	4.00%		10/2027		12,201.7	12,100.5	12,134.6	(5)
Open Text Corporation	First lien senior secured loan	8.70%	SOFR (M)	3.50%		01/2030		5,448.5	5,431.1	5,471.2	(3)(5)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	10.75%	SOFR (Q)	5.25%		02/2027		1,455.7	1,432.1	1,431.2	(3)(5)
Polaris Newco, LLC	First lien senior secured loan	9.54%	LIBOR (Q)	4.00%		06/2028		4,504.3	4,109.0	4,136.4	(5)
Project Accelerate Parent, LLC	First lien senior secured loan	9.47%	LIBOR (M)	4.25%		01/2025		9,908.3	9,768.9	9,734.9	(5)
Project Boost Purchaser, LLC	First lien senior secured loan	8.72%	SOFR (M)	3.50%		06/2026		8,473.5	8,347.1	8,358.1
	First lien senior secured loan	8.72%	SOFR (M)	3.50%		05/2026		298.5	295.5	294.4	(5)
									8,642.6	8,652.5
Proofpoint, Inc.	First lien senior secured loan	8.47%	SOFR (M)	3.25%		08/2028		6,673.6	6,515.4	6,523.4	(5)
PushPay USA Inc. (8)	First lien senior secured loan	11.97%	SOFR (Q)	6.75%		05/2030		4,642.9	4,506.4	4,503.6	(5)(6)
Quartz AcquireCo, LLC	First lien senior secured loan	8.49%	SOFR (S)	3.50%		06/2030		3,500.0	3,480.0	3,495.6	(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Sophia, L.P.	First lien senior secured loan	9.04%	LIBOR (Q)	3.50%		10/2027		7,394.0	7,301.8	7,306.3	(5)
	First lien senior secured loan	9.35%	SOFR (M)	4.25%		10/2027		921.5	909.4	911.1	(5)
									8,211.2	8,217.4
UserZoom Technologies, Inc.	First lien senior secured loan	12.42%	SOFR (S)	7.50%		04/2029		634.4	616.8	615.4	(5)(6)
Verscend Holding Corp.	First lien senior secured loan	9.22%	SOFR (M)	4.00%		08/2025		13,231.0	13,209.3	13,211.7

									205,533.8	206,000.7		49.73%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	8.69%	LIBOR (M)	3.50%		08/2028		1,290.2	1,278.2	1,285.3	(5)
	First lien senior secured loan	8.95%	SOFR (M)	3.75%		05/2030		7,450.0	7,442.8	7,431.4	(6)
									8,721.0	8,716.7
Apex Service Partners, LLC (8)	First lien senior secured loan	10.74%	SOFR (Q)	5.50%		07/2025		4,987.5	4,744.5	4,688.3	(5)(6)
	First lien senior secured loan	10.53%	SOFR (Q)	5.50%		07/2025		4,987.5	4,744.5	4,688.3	(5)(6)
	First lien senior secured loan	10.54%	SOFR (Q)	5.50%		07/2025		3,000.0	2,838.8	2,820.0	(5)(6)
	First lien senior secured loan	10.73%	SOFR (Q)	5.50%		07/2025		1,373.2	1,265.7	1,253.2	(5)(6)
									13,593.5	13,449.8
Belfor Holdings, Inc.	First lien senior secured loan	9.22%	SOFR (M)	4.00%		04/2026		3,302.9	3,302.3	3,292.6
	First lien senior secured loan	9.35%	SOFR (M)	4.25%		04/2026		6,152.8	6,147.7	6,152.8	(5)(6)
									9,450.0	9,445.4
Caesars Entertainment Inc	First lien senior secured loan	8.45%	SOFR (M)	3.25%		02/2030		3,996.6	3,987.3	3,993.0	(3)(5)
Dave & Buster's, Inc.	First lien senior secured loan	9.08%	SOFR (S)	3.75%		06/2029		2,000.0	1,980.0	1,990.0	(3)(5)(6)
Fugue Finance B.V	First lien senior secured loan	9.76%	SOFR (Q)	4.50%		01/2028		5,000.0	4,975.0	4,981.3	(3)(5)
Gems Menasa (Cayman) Limited	First lien senior secured loan	10.53%	SOFR (Q)	5.00%		07/2026		3,746.3	3,755.9	3,747.0	(3)(5)
Golden Entertainment, Inc.	First lien senior secured loan	8.18%	LIBOR (M)	3.00%		10/2024		385.4	385.4	384.8	(3)(5)
GroundWorks, LLC (8)	First lien senior secured loan	11.65%	SOFR (M)	6.50%		03/2030		10,713.4	10,405.7	10,392.0	(5)(6)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (8)	First lien senior secured loan	11.80%	SOFR (Q)	6.75%		04/2030		9,770.6	9,484.9	9,477.5	(5)(6)
	Class A common units				04/2023		100		100.0	100.0	(6)
									9,584.9	9,577.5
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P. (8)	First lien senior secured revolving loan	14.00%	PRIME (Q)	5.75%		12/2028		22.7	10.2	22.7	(5)(6)
	First lien senior secured loan	12.09%	SOFR (Q)	6.75%		12/2028		3,392.0	3,298.9	3,392.0	(5)(6)
	First lien senior secured loan	11.98%	SOFR (Q)	6.75%		12/2028		616.2	585.0	616.2	(5)(6)
	Class A units				12/2022		50,000		50.0	56.5	(6)
									3,944.1	4,087.4
IRB Holding Corp.	First lien senior secured loan	8.20%	SOFR (M)	3.00%		12/2027		9,985.9	9,874.4	9,907.9	(5)
Kingpin Intermediate Holdings LLC	First lien senior secured loan	8.60%	SOFR (M)	3.50%		02/2028		5,000.0	4,912.5	4,960.9	(3)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (8)	First lien senior secured revolving loan	12.89%	SOFR (Q)	7.50%		12/2027		24.3	19.4	24.3	(5)(6)
	First lien senior secured loan	12.89%	SOFR (Q)	7.50%		12/2027		9,768.7	9,505.5	9,768.7	(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Limited partnership interests				12/2022		50,000		50.0	42.4	(6)
									9,574.9	9,835.4
Mister Car Wash Holdings, Inc.	First lien senior secured loan	8.33%	SOFR (Q)	3.00%		05/2026		5,579.0	5,559.5	5,567.7	(3)
Motion Acquisition Limited	First lien senior secured loan	8.79%	LIBOR (Q)	3.25%		11/2026		4,021.6	3,982.7	3,982.2	(3)
	First lien senior secured loan	8.79%	LIBOR (Q)	3.25%		11/2026		573.3	567.8	567.7	(3)
									4,550.5	4,549.9
Northwinds Holding, Inc. and Northwinds Services Group LLC (8)	First lien senior secured loan	11.77%	SOFR (S)	6.50%		05/2029		7,500.0	7,281.3	7,275.0	(5)(6)
	First lien senior secured loan	11.80%	SOFR (Q)	6.50%		05/2029		1,288.4	1,239.9	1,238.5	(5)(6)
	Common units				05/2023		76,923		100.0	102.6	(6)
									8,621.2	8,616.1
PestCo Holdings, LLC and PestCo, LLC (8)	First lien senior secured loan	11.87%	SOFR (Q)	6.75%		02/2028		9,895.2	9,621.8	9,598.3	(5)(6)
	Class A units				01/2023		8		100.0	103.5	(6)
									9,721.8	9,701.8
Radiant Intermediate Holding, LLC	First lien senior secured loan	11.11%	SOFR (Q)	5.75%		11/2026		910.0	886.6	885.0	(5)(6)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	9.27%	LIBOR (Q)	4.00%		10/2027		777.2	758.0	769.4	(5)
	First lien senior secured loan	10.60%	SOFR (Q)	5.50%		10/2027		14,185.2	13,938.5	14,185.2	(5)(6)
									14,696.5	14,954.6

									139,180.7	139,744.2		33.73%
Capital Goods
AI Aqua Merger Sub, Inc.	First lien senior secured loan	8.90%	SOFR (M)	3.75%		07/2028		2,068.6	1,993.0	2,028.3	(5)
Brookfield WEC Holdings Inc.	First lien senior secured loan	7.94%	LIBOR (M)	2.75%		08/2025		9,526.5	9,496.4	9,500.1	(5)
	First lien senior secured loan	8.85%	SOFR (M)	3.75%		08/2025		285.4	285.4	285.3	(5)
									9,781.8	9,785.4
Brown Group Holding, LLC	First lien senior secured loan	7.70%	SOFR (M)	2.50%		06/2028		3,480.8	3,448.5	3,424.2	(5)
	First lien senior secured loan	8.85%	SOFR (Q)	3.75%		07/2029		6,982.4	6,950.3	6,963.7	(5)
									10,398.8	10,387.9
Burgess Point Purchaser Corporation	First lien senior secured loan	10.45%	SOFR (M)	5.25%		07/2029		14,962.4	13,948.4	14,163.6	(5)
Chart Industries, Inc.	First lien senior secured loan	8.94%	SOFR (M)	3.75%		03/2030		13,765.5	13,708.8	13,725.3	(3)(5)
Clarios Global LP	First lien senior secured loan	8.85%	SOFR (M)	3.75%		05/2030		6,750.0	6,727.9	6,726.8
CPIG Holdco Inc. (8)	First lien senior secured revolving loan	9.90%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(5)(6)
	First lien senior secured loan	12.15%	SOFR (Q)	7.00%		04/2028		15,000.0	14,565.8	14,550.0	(5)(6)
									14,566.3	14,550.5
Dynasty Acquisition Co., Inc.	First lien senior secured loan	8.70%	SOFR (M)	3.50%		04/2026		5,185.3	5,146.4	5,135.7
	First lien senior secured loan	8.70%	SOFR (M)	3.50%		04/2026		2,787.8	2,766.9	2,761.1
									7,913.3	7,896.8
Engineered Machinery Holdings, Inc.	First lien senior secured loan	9.04%	LIBOR (Q)	3.50%		05/2028		7,005.6	6,905.5	6,860.1	(5)
Gates Global LLC	First lien senior secured loan	8.60%	SOFR (M)	3.50%		11/2029		2,097.3	2,097.3	2,095.1	(3)(5)
Helix Acquisition Holdings, Inc.	First lien senior secured loan	12.34%	SOFR (Q)	7.00%		03/2030		15,000.0	14,566.2	14,550.0	(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Pike Corporation	First lien senior secured loan	8.22%	SOFR (M)	3.00%		01/2028		3,050.0	3,044.0	3,034.2
	First lien senior secured loan	8.60%	SOFR (M)	3.50%		01/2028		3,202.7	3,183.5	3,199.5
									6,227.5	6,233.7
Specialty Building Products Holdings, LLC	First lien senior secured loan	8.45%	SOFR (M)	3.25%		10/2028		1,994.9	1,895.2	1,902.7	(5)
TransDigm Inc.	First lien senior secured loan	8.49%	SOFR (Q)	3.25%		08/2028		12,124.7	12,110.0	12,113.1	(3)
Traverse Midstream Partners LLC	First lien senior secured loan	8.94%	SOFR (M)	3.75%		02/2028		1,459.0	1,448.8	1,444.4	(5)
Wilsonart LLC	First lien senior secured loan	8.71%	LIBOR (S)	3.50%		12/2026		5,076.9	4,951.5	4,995.2	(5)
Windsor Holdings III, LLC	First lien senior secured loan	9.78%	SOFR (S)	4.50%		06/2030		5,000.0	4,900.0	4,907.5

									134,140.3	134,366.4		32.44%
Health Care Services
Agiliti Health, Inc.	First lien senior secured loan	8.16%	SOFR (M)	3.00%		05/2030		9,392.9	9,342.6	9,340.1	(3)
athenahealth Group Inc. (8)	First lien senior secured loan	8.59%	SOFR (M)	3.50%		02/2029		7,677.2	7,260.0	7,379.8	(5)
Bracket Intermediate Holding Corp.	First lien senior secured loan	10.17%	SOFR (Q)	5.00%		05/2028		7,099.7	6,910.8	6,964.4	(5)
Confluent Medical Technologies, Inc.	First lien senior secured loan	8.99%	SOFR (Q)	3.75%		02/2029		2,584.9	2,534.8	2,546.2	(5)(6)
Electron Bidco Inc.	First lien senior secured loan	8.22%	SOFR (M)	3.00%		11/2028		5,654.5	5,583.1	5,623.8	(5)
Ensemble RCM, LLC	First lien senior secured loan	8.90%	SOFR (Q)	3.75%		08/2026		12,017.8	11,997.4	12,002.7
Mamba Purchaser, Inc.	First lien senior secured loan	8.72%	SOFR (M)	3.50%		10/2028		3,531.3	3,447.3	3,486.0	(5)
Option Care Health Inc	First lien senior secured loan	7.94%	LIBOR (M)	2.75%		10/2028		5,486.1	5,484.5	5,475.8	(3)(5)
PointClickCare Technologies Inc.	First lien senior secured loan	8.76%	SOFR (S)	3.00%		12/2027		3,006.2	2,985.6	2,998.7	(3)(5)
R1 RCM Inc.	First lien senior secured loan	8.10%	SOFR (M)	3.00%		06/2029		2,288.5	2,283.5	2,288.5	(3)(5)
Sotera Health Holdings, LLC	First lien senior secured loan	8.82%	SOFR (S)	3.75%		12/2026		3,000.0	3,000.0	2,996.3	(3)(5)(6)
Surgery Center Holdings, Inc.	First lien senior secured loan	8.90%	SOFR (M)	3.75%		08/2026		2,207.7	2,207.7	2,203.5	(3)(5)
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (8)	First lien senior secured loan	11.99%	SOFR (Q)	6.75%		03/2029		10,727.8	10,419.6	10,406.0	(5)(6)
	Class A interests				03/2023		100		100.0	96.5	(6)
									10,519.6	10,502.5
Viant Medical Holdings, Inc.	First lien senior secured loan	8.94%	LIBOR (M)	3.75%		07/2025		20,685.8	19,927.7	20,017.8
Waystar Technologies, Inc.	First lien senior secured loan	9.22%	SOFR (M)	4.00%		10/2026		6,324.0	6,294.6	6,300.3

									99,779.2	100,126.4		24.17%
Insurance Services
Acrisure, LLC	First lien senior secured loan	8.69%	LIBOR (M)	3.50%		02/2027		344.9	322.0	334.2
	First lien senior secured loan	10.82%	SOFR (Q)	5.75%		02/2027		22,443.6	22,267.1	22,499.7	(5)
									22,589.1	22,833.9
Alliant Holdings Intermediate, LLC	First lien senior secured loan	8.65%	SOFR (M)	3.50%		11/2027		3,585.3	3,547.5	3,559.9	(5)
AssuredPartners, Inc.	First lien senior secured loan	8.72%	SOFR (M)	3.50%		02/2027		746.1	740.0	739.3
	First lien senior secured loan	8.72%	SOFR (M)	3.50%		02/2027		1,442.6	1,414.5	1,427.0	(5)
									2,154.5	2,166.3

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Asurion, LLC	First lien senior secured loan	9.45%	SOFR (M)	4.25%		08/2028		1,544.0	1,511.8	1,465.9
Broadstreet Partners, Inc.	First lien senior secured loan	9.16%	SOFR (M)	4.00%		01/2029		7,000.0	6,922.7	6,949.3
Cross Financial Corp.	First lien senior secured loan	9.25%	LIBOR (M)	4.00%		09/2027		5,142.9	5,128.3	5,130.1	(5)
HIG Finance 2 Limited	First lien senior secured loan	9.10%	SOFR (M)	4.00%		04/2030		3,990.0	3,965.4	3,975.0	(3)(5)
Hub International Limited	First lien senior secured loan	9.07%	SOFR (Q)	4.00%		11/2029		3,054.9	3,052.4	3,050.2	(5)
	First lien senior secured loan	9.54%	SOFR (S)	4.25%		06/2030		3,019.7	2,989.5	3,025.1	(5)
									6,041.9	6,075.3
Hyperion Refinance S.a r.l.	First lien senior secured loan	8.50%	LIBOR (M)	3.25%		11/2027		1,994.9	1,992.4	1,980.5	(3)(5)
NFP Corp.	First lien senior secured loan	8.47%	SOFR (M)	3.25%		02/2027		3,228.3	3,147.7	3,157.9
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First lien senior secured loan	8.85%	SOFR (M)	3.75%		02/2028		7,127.6	7,055.6	7,077.5
USI, Inc.	First lien senior secured loan	8.79%	LIBOR (Q)	3.25%		12/2026		2,992.3	2,992.3	2,988.0
	First lien senior secured loan	8.99%	SOFR (Q)	3.75%		11/2029		5,482.7	5,470.8	5,469.0	(5)
									8,463.1	8,457.0

									72,520.0	72,828.6		17.58%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	7.72%	SOFR (M)	2.50%		02/2028		1,987.3	1,979.8	1,981.3	(5)
Corporation Service Company	First lien senior secured loan	8.45%	SOFR (M)	3.25%		11/2029		2,994.3	2,986.5	2,997.3	(5)
Dun & Bradstreet Corporation, The	First lien senior secured loan	8.43%	SOFR (M)	3.25%		02/2026		9,292.2	9,280.7	9,294.5	(3)
FlyWheel Acquireco, Inc. (8)	First lien senior secured revolving loan	11.60%	SOFR (Q)	6.50%		05/2028		1,071.4	1,024.5	1,039.3	(5)(6)
	First lien senior secured loan	11.60%	SOFR (Q)	6.50%		05/2030		13,392.9	12,998.9	13,125.0	(5)(6)
									14,023.4	14,164.3
Lightbeam Bidco, Inc. (8)	First lien senior secured loan	11.43%	SOFR (Q)	6.25%		05/2030		13,026.3	12,771.7	12,765.8	(5)(6)
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (8)	First lien senior secured loan	11.73%	SOFR (Q)	6.50%		05/2028		768.6	747.8	768.6	(5)(6)
	First lien senior secured loan	11.67%	SOFR (Q)	6.50%		05/2028		2,160.5	2,101.8	2,160.5	(5)(6)
	First lien senior secured loan	11.75%	SOFR (Q)	6.50%		05/2028		99.7	65.8	99.7	(5)(6)
									2,915.4	3,028.8

									43,957.5	44,232.0		10.68%
Materials
Anchor Packaging, LLC	First lien senior secured loan	8.70%	SOFR (M)	3.50%		07/2026		2,493.5	2,443.6	2,420.3
Charter Next Generation, Inc.	First lien senior secured loan	8.97%	SOFR (M)	3.75%		12/2027		6,173.5	6,106.0	6,119.5	(5)
DCG Acquisition Corp.	First lien senior secured loan	9.70%	SOFR (M)	4.50%		09/2026		2,992.3	2,947.5	2,936.2
INEOS Enterprises Holdings US Finco LLC	First lien senior secured loan	8.98%	SOFR (S)	3.75%		06/2030		4,600.0	4,531.0	4,554.0	(3)(6)
Starfruit Finco B.V	First lien senior secured loan	7.90%	SOFR (Q)	2.75%		10/2025		985.3	975.5	984.1	(3)
	First lien senior secured loan	8.99%	SOFR (Q)	4.00%		04/2028		4,000.0	3,966.9	3,958.3	(3)
									4,942.4	4,942.4
Trident TPI Holdings, Inc.	First lien senior secured loan	9.74%	SOFR (Q)	4.50%		09/2028		8,000.0	7,767.0	7,878.7	(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Vobev, LLC and Vobev Holdings, LLC (8)	First lien senior secured revolving loan	10.09%	SOFR (Q)	5.00%		04/2028		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	12.15%	SOFR (Q)	7.00%		04/2028		4,512.2	4,382.2	4,376.8	(5)(6)
	Warrant to purchase shares of ordinary shares				04/2023		398		—	—	(6)
									4,382.8	4,377.4

									33,120.3	33,228.5		8.02%
Financial Services
Apple Bidco, LLC	First lien senior secured loan	9.10%	SOFR (M)	4.00%		09/2028		6,483.7	6,424.3	6,443.2	(5)
Avolon TLB Borrower 1 (US) LLC	First lien senior secured loan	7.58%	SOFR (M)	2.50%		06/2028		1,500.0	1,485.0	1,498.1	(3)(5)
Bleriot US Bidco Inc.	First lien senior secured loan	9.84%	SOFR (Q)	4.50%		10/2026		1,984.4	1,984.4	1,981.9
CI US Holdings Inc.	Series A preferred stock				05/2023		15,000		15,000.0	15,000.0	(6)
LBM Acquisition LLC	First lien senior secured loan	8.90%	LIBOR (M)	3.75%		12/2027		1,994.9	1,922.6	1,912.0	(5)
Mermaid Bidco Inc.	First lien senior secured loan	9.78%	SOFR (Q)	4.50%		12/2027		5,300.0	5,186.8	5,233.8	(5)(6)
Pathstone Family Office LLC (8)	First lien senior secured loan	12.00%	SOFR (M)	6.75%		05/2029		1,651.4	1,602.9	1,634.9	(3)(5)(6)
The Edelman Financial Center, LLC	Second lien senior secured loan	11.94%	LIBOR (M)	6.75%		07/2026		9,420.0	9,187.5	9,071.5	(3)

									42,793.5	42,775.4		10.33%
Household and Personal Products
Silk Holdings III Corp. and Silk Holdings I Corp. (8)	First lien senior secured revolving loan	11.02%	SOFR (S)	6.00%		05/2029		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	12.77%	SOFR (Q)	7.75%		05/2029		14,999.0	14,561.6	14,549.0	(5)(6)
	Common stock				05/2023		100		100.0	100.0	(6)
									14,662.2	14,649.6
Sunshine Luxembourg VII S.a r.l.	First lien senior secured loan	9.09%	SOFR (Q)	3.75%		10/2026		11,614.9	11,489.9	11,538.0	(3)(5)

									26,152.1	26,187.6		6.32%
Media and Entertainment
Creative Artists Agency, LLC	First lien senior secured loan	8.60%	SOFR (M)	3.50%		11/2028		2,493.8	2,476.1	2,485.6
Renaissance Holding Corp.	First lien senior secured loan	9.99%	SOFR (Q)	4.75%		04/2030		5,000.0	4,899.3	4,931.3	(5)
United Talent Agency, LLC	First lien senior secured loan	9.22%	SOFR (M)	4.00%		07/2028		7,474.7	7,436.8	7,381.2	(5)
Univision Communications Inc.	First lien senior secured loan	8.59%	SOFR (Q)	3.25%		06/2027		1,539.7	1,517.0	1,512.7	(6)
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	7.95%	LIBOR (M)	2.75%		05/2025		5,118.9	5,086.9	5,100.6	(3)
Zuffa Guarantor LLC	First lien senior secured loan	8.05%	LIBOR (Q)	2.75%		04/2026		3,479.7	3,475.5	3,473.4	(3)(5)

									24,891.6	24,884.8		6.01%
Retailing and Distribution
CNT Holdings I Corp	First lien senior secured loan	8.46%	SOFR (Q)	3.50%		11/2027		7,021.6	6,889.6	6,990.0	(5)
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	8.44%	LIBOR (M)	3.25%		11/2027		5,029.5	5,005.0	4,991.7	(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SCIH Salt Holdings Inc.	First lien senior secured loan	9.19%	LIBOR (M)	4.00%		03/2027		6,426.0	6,308.6	6,323.6	(5)

									18,203.2	18,305.3		4.42%
Investment Funds and Vehicles
BALLY 2023-24	Collaterized loan obligation	10.15%	SOFR (Q)	5.05%	05/2023	07/2036		1,500.0	1,500.0	1,500.7	(3)(6)
BCC 2023-3	Collaterized loan obligation	10.49%	SOFR (Q)	5.25%	06/2023	07/2036		1,500.0	1,500.0	1,505.6	(3)(6)
CGMS 2023-1	Collaterized loan obligation	10.16%	SOFR (Q)	5.10%	04/2023	07/2035		1,250.0	1,250.0	1,248.5	(3)(6)
CGMS 2023-2	Collaterized loan obligation	10.17%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,007.5	(3)(6)
Focus Financial Partners, LLC	First lien senior secured loan	8.35%	SOFR (M)	3.25%		06/2028		3,259.9	3,240.7	3,230.9	(3)(5)
Isthmus Capital LLC (8)	Common units				06/2023		4		—	—	(3)(6)
JNPPK 2023-1	Collaterized loan obligation	9.76%	SOFR (Q)	4.70%	05/2023	07/2035		2,000.0	2,000.0	1,996.9	(3)(6)
MAGNE 2023-36	Collaterized loan obligation	9.98%	SOFR (Q)	4.90%	04/2023	04/2036		1,750.0	1,750.0	1,747.3	(3)(6)
OAKC 2023-15	Collaterized loan obligation	9.96%	SOFR (Q)	5.00%	04/2023	04/2035		2,000.0	2,000.0	1,997.1	(3)(6)
TCIFC 2023-2	Collaterized loan obligation	10.28%	SOFR (Q)	5.30%	04/2023	07/2035		2,500.0	2,500.0	2,496.7	(3)(6)

									17,740.7	17,731.2		4.28%
Pharmaceuticals, Biotechnology and Life Sciences
Alcami Corporation and ACM Note Holdings, LLC (8)	First lien senior secured loan	12.20%	SOFR (M)	7.00%		12/2028		4,089.0	3,883.8	4,089.0	(5)(6)
Maravai Intermediate Holdings, LLC	First lien senior secured loan	8.03%	SOFR (Q)	3.00%		10/2027		3,491.1	3,483.0	3,486.7	(3)(5)
Packaging Coordinators Midco, Inc.	First lien senior secured loan	9.00%	SOFR (Q)	3.50%		11/2027		6,184.2	6,062.5	6,086.6	(5)
Precision Medicine Group, LLC	First lien senior secured loan	8.34%	SOFR (M)	3.00%		11/2027		2,992.3	2,880.1	2,865.2	(5)(6)

									16,309.4	16,527.5		3.99%
Consumer Staples Distribution and Retail
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (8)	First lien senior secured loan	11.51%	SOFR (M)	6.25%		05/2029		9,473.7	9,197.4	9,189.5	(5)(6)
	Class B limited liability company interest (17.71% interest)				05/2023		100,000		100.0	100.0	(6)
									9,297.4	9,289.5
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (8)(9)	First lien senior secured revolving loan	11.29%	SOFR (Q)	6.25%		01/2029		254.2	230.7	229.2	(5)(6)
	First lien senior secured loan	11.23%	SOFR (Q)	6.25%		01/2029		5,748.3	5,588.8	5,578.2	(5)(6)
	First lien senior secured loan	11.49%	SOFR (Q)	6.25%		01/2029		1,127.1	1,095.8	1,093.8	(5)(6)
	First lien senior secured loan	11.49%	SOFR (Q)	6.25%		01/2029		140.9	109.5	107.5	(5)(6)
	Common units				01/2023		50,000		50.3	58.3	(6)
									7,075.1	7,067.0

									16,372.5	16,356.5		3.95%
Technology Hardware and Equipment

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)(7)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Emerald Debt Merger Sub LLC	First lien senior secured loan	8.26%	SOFR (S)	3.00%		05/2030		4,700.0	4,653.0	4,695.6
Safe Fleet Holdings LLC	First lien senior secured loan	8.93%	SOFR (M)	3.75%		02/2029		2,796.9	2,735.9	2,791.1	(5)
TGG TS Acquisition Company	First lien senior secured loan	11.72%	SOFR (M)	6.50%		12/2025		5,254.6	5,242.9	5,100.9

									12,631.8	12,587.6		3.04%
Power Generation
CQP Holdco L.P.	First lien senior secured loan	8.69%	SOFR (M)	3.50%		06/2028		4,987.3	4,984.7	4,974.3	(3)(5)
Terraform Power Operating, LLC	First lien senior secured loan	7.84%	SOFR (Q)	2.50%		05/2029		4,106.1	4,080.4	4,054.8	(5)

									9,065.1	9,029.1		2.18%
Automobiles and Components
Wand Newco 3, Inc.	First lien senior secured loan	7.94%	LIBOR (M)	2.75%		02/2026		7,719.6	7,593.7	7,645.6

									7,593.7	7,645.6		1.85%
Consumer Durables and Apparel
Lakeshore Learning Materials, LLC	First lien senior secured loan	8.72%	SOFR (M)	3.50%		09/2028		7,324.5	7,256.9	7,266.5	(5)

									7,256.9	7,266.5		1.75%
Education
University Support Services LLC	First lien senior secured loan	8.45%	SOFR (M)	3.25%		02/2029		3,707.9	3,664.0	3,673.1	(3)(5)

									3,664.0	3,673.1		0.89%
Energy
Brazos Delaware II, LLC	First lien senior secured loan	8.90%	SOFR (M)	3.75%		02/2030		2,495.1	2,479.2	2,477.4	(5)

									2,479.2	2,477.4		0.60%
Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc.	First lien senior secured loan	8.94%	LIBOR (M)	3.75%		08/2025		2,112.5	2,112.5	2,110.5	(3)

									2,112.5	2,110.5		0.51%
Food and Beverage
Chobani, LLC	First lien senior secured loan	8.72%	SOFR (M)	3.50%		10/2027		1,994.9	1,992.4	1,981.6	(5)

									1,992.4	1,981.6		0.48%
Transportation
AAdvantage Loyality IP Ltd. (American Airlines, Inc.)	First lien senior secured loan	10.00%	LIBOR (Q)	4.75%		04/2028		1,583.0	1,599.3	1,614.7	(3)(5)

									1,599.3	1,614.7		0.39%
Telecommunication Services
Lumen Technologies Inc	First lien senior secured loan	7.22%	SOFR (M)	2.00%		01/2025		727.9	707.8	692.0	(3)

									707.8	692.0

Total Investments									$939,797.5	$942,373.2	(10)	227.49%

________________________________________

(1)All of Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of June 30, 2023 represented 227% of the Fund’s net assets or 90% of the Fund’s total assets, are subject to legal restrictions on sales.

(2)Investments without an interest rate are non-income producing.

(3)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 20% of the Fund's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of June 30, 2023.

(4)Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”) at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented.

(5)Loan includes interest rate floor feature.

(6)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 7 to the consolidated financial statements for more information regarding the fair value of the Fund’s investments.

(7)As of June 30, 2023, the estimated net unrealized gain for federal tax purposes was $2.5 million based on a tax cost basis of $939.8 million. As of June 30, 2023, the estimated aggregate gross unrealized gain for federal income tax purposes was $4.0 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $1.5 million.

(8)As of June 30, 2023, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 6 to the consolidated financial statements for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Alcami Corporation and ACM Note Holdings, LLC	$890.4	$—	$890.4	$—	$—	$890.4
Apex Service Partners, LLC	2,000.0	(1,373.2)	626.8	—	—	626.8
athenahealth Group Inc.	945.5	—	945.5	—	—	945.5
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	4,787.2	—	4,787.2	—	—	4,787.2
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
FlyWheel Acquireco, Inc.	1,607.1	(1,071.4)	535.7	—	—	535.7
GroundWorks, LLC	1,786.6	—	1,786.6	—	—	1,786.6
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	5,229.4	—	5,229.4	—	—	5,229.4
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	1,590.5	(639.0)	951.5	—	—	951.5
Isthmus Capital LLC	1,963.0	—	1,963.0	—	—	1,963.0
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	(24.3)	157.9	—	—	157.9
Lightbeam Bidco, Inc.	1,974.7	—	1,974.7	—	—	1,974.7
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,526.3	—	5,526.3	—	—	5,526.3
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	1,700.3	(99.7)	1,600.6	—	—	1,600.6
Northwinds Holding, Inc. and Northwinds Services Group LLC	7,496.8	(1,288.4)	6,208.4	—	—	6,208.4
Pathstone Family Office LLC	429.4	—	429.4	—	—	429.4
PestCo Holdings, LLC and PestCo, LLC	2,481.0	—	2,481.0	—	—	2,481.0
PushPay USA Inc.	357.1	—	357.1	—	—	357.1
Silk Holdings III Corp. and Silk Holdings I Corp.	0.4	—	0.4	—	—	0.4
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4,245.3	—	4,245.3	—	—	4,245.3
Vobev, LLC and Vobev Holdings, LLC	488.8	(0.6)	488.2	—	—	488.2
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	3,107.0	(395.1)	2,711.9	—	—	2,711.9
	$49,200.8	$(4,892.2)	$44,308.6	$—	$—	$44,308.6
(9)As of June 30, 2023, the Fund was party to an agreement to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net adjusted unfunded equity commitments
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	$5.6	$—	$5.6	$—	$5.6
	$5.6	$—	$5.6	$—	$5.6

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)(8)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

Total Investments									$108,769.4	$108,529.2	(9)	73.28%

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

(4)Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to SOFR or LIBOR at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented.

(5)Loan includes interest rate floor feature.

(6)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 7 to the consolidated financial statements for more information regarding the fair value of the Fund’s investments.

(7)As of December 31, 2022, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 6 to the consolidated financial statements for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Operations:
Net investment income	$9,848	$14,890
Net realized gains on investments	614	1,954
Net unrealized gains on investments	3,325	2,835
Net increase in net assets from operations	13,787	19,679
Share transactions:
Class I:
Proceeds from shares sold	150,000	246,464
Net increase from share transactions	150,000	246,464
Total increase in net assets	163,787	266,143
Net assets, beginning of period	250,454	148,098
Net assets, end of period	$414,241	$414,241

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

For the Six Months Ended June 30, 2023
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$19,679
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments	(1,954)
Net unrealized gains on investments	(2,835)
Net accretion of investments	(1,016)
Amortization of debt issuance costs	607
Amortization of offering costs	683
Purchases of investments	(884,876)
Proceeds from repayments or sales of investments	207,852
Changes in operating assets and liabilities:
Interest receivable	(4,037)
Other assets	(11,454)
Interest and facility fees payable	1,437
Accounts payable and other liabilities	8,455
Due to affiliates	567
Net cash used in operating activities	(666,892)
FINANCING ACTIVITIES:
Borrowings on debt	440,000
Repayments of debt	(95,000)
Proceeds from issuance of common shares	246,464
Net cash provided by financing activities	591,464
CHANGE IN CASH AND CASH EQUIVALENTS	(75,428)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,989
Supplemental Information:
Interest paid during the period	$4,783

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2023
(in thousands, except per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)

1. ORGANIZATION

Ares Strategic Income Fund (together with its consolidated wholly owned subsidiaries, the “Fund”) is a Delaware statutory trust formed on March 15, 2022. The Fund is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). The Fund intends to elect to be treated and to operate in a manner so as to qualify annually as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund is externally managed by Ares Capital Management LLC (“Ares Capital Management” or the Fund’s “investment adviser”), a subsidiary of Ares Management Corporation (“Ares Management”), a publicly traded, leading global alternative investment manager, pursuant to an investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or the Fund’s “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for the Fund to operate.

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which the Fund generally defines as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. For cash management and other purposes, the Fund also intends to invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. The Fund intends to primarily invest in illiquid and restricted investments, and while most of the Fund’s investments are expected to be in private U.S. companies (the Fund generally has to invest at least 70% of its total assets in “qualifying assets,” including private U.S. companies), the Fund may also invest from time to time in non-U.S. companies. The Fund’s portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, the Fund will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

On October 6, 2022, an affiliate of the Fund’s investment adviser, as its sole initial shareholder, purchased 1,000 of the Fund’s Class I shares.

Beginning in November 2022 and ending on January 30, 2023, the Fund entered into agreements with several investors pursuant to which such investors committed to purchase the Fund’s Class I shares (the “Private Placement”). The Private Placement was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated under the Securities Act and was thus exempt from registration under the Securities Act as it was made only to investors (or advisors and/or managers of such investors) with whom the Fund’s investment adviser had substantive pre-existing relationships, as each of such investors (or such investor’s advisors and/or managers) was known by the Fund’s investment adviser (or persons acting on the Fund’s investment adviser's behalf ) due to a prior investment relationship with entities affiliated with Ares Management, and who are “accredited investors” pursuant to Rule 501(a) under the Securities Act.

Pursuant to such agreements entered into between the Fund and each investor in connection with the Private Placement, the investors participating in the Private Placement (the “Private Placement Investors”) committed to purchase Class I shares at an initial offering price of $25.00 per share, to be adjusted following the initial drawdown of such Private Placement Investors’ subscriptions to a price equal to the net asset value (“NAV”) per share as of the most recently completed month-end prior to the date of such drawdown.

The Fund commenced operations on December 5, 2022. The Fund intends to offer on a continuous basis up to $7.5 billion of its common shares, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”). On April 17, 2023, the Fund

was granted an exemptive relief order from the SEC that permits the Fund to offer to sell any combination of three classes of Common Shares, with a dollar value up to the maximum offering amount of $7.5 billion of its Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, the Fund only offered and sold Class I shares and did not offer any Class S or Class D shares. In the Offering, the purchase price per share for each class of Common Shares will equal the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Offering is a “best efforts” offering, which means that Ares Wealth Management Solutions, LLC (“AWMS”), the “intermediary manager” for the Offering and an affiliate of the Fund’s investment adviser, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.

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

Pursuant to Rule 2a-5 under the Investment Company Act, the Fund's board of trustees has designated the Fund’s investment adviser as its “valuation designee” to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the overall supervision by the Fund’s board of trustees.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Fund’s investment adviser, as the valuation designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Fund’s investment adviser, as the valuation designee, subject to the oversight of the Fund’s board of trustees, based on, among other things, the input of the Fund’s independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12-month period (with certain de minimis exceptions) and under the valuation policy and a consistently applied valuation process. In addition, the Fund’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Fund’s investment valuation process within the context of performing the Fund’s financial statement audit.

Investments in the Fund’s portfolio that do not have a readily available market are valued at fair value as determined in good faith by its investment adviser, as the valuation designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Fund’s investment adviser may take into account the following types of factors, if relevant, in determining the fair value of the Fund’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Fund’s investment adviser considers the pricing indicated by the external event to corroborate its valuation.

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

Organization and Offering Expenses

Costs associated with the organization of the Fund are expensed as incurred upon commencement of the Fund’s operations on December 5, 2022. Costs associated with the offering of Common Shares of the Fund are capitalized as deferred offering expenses and included in other assets on the consolidated statements of assets and liabilities and amortized over a twelve-month period from incurrence. During the six months ended June 30, 2023, the Fund capitalized approximately $8,199 of offering expenses (which includes all offering expenses incurred in connection with the Private Placement).

Distributions

To the extent that the Fund has taxable income available, the Fund currently intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the board of trustees and will depend on the Fund’s earnings, financial condition, maintenance of the Fund’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the board of trustees may deem relevant from time to time.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt instrument using the straight line method.

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

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board. The Fund has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.

3. AGREEMENTS

Investment Advisory and Management Agreement

The Fund is party to an investment advisory and management agreement (the “investment advisory and management agreement”) with Ares Capital Management. Subject to the overall supervision of the board of trustees and in accordance with the Investment Company Act, Ares Capital Management provides investment advisory and management services to the Fund. For providing these services, Ares Capital Management receives fees from the Fund consisting of a base management fee and an incentive fee. The cost of the base management fee and the incentive fee is ultimately borne by the Fund’s shareholders. Without payment of any penalty, the Fund has the right to terminate the investment advisory and management agreement upon 60 days’ written notice, and Ares Capital Management has the right to terminate the agreement upon 120 days’ written notice.

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

(i)    Income Based Fee

The portion of the incentive fee based on the Fund’s income is based on pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. Pre-incentive fee net investment income means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Fund’s net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus the Fund’s operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement entered into between the Fund and the Fund’s administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

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

Because of the structure of the income based fee, it is possible that the Fund may pay such fees in a quarter where it incurs a loss. For example, if the Fund receives pre-incentive fee net investment income in excess of the hurdle rate for a quarter, the Fund will pay the applicable income based fee even if the Fund has incurred a loss in that quarter due to realized and/or unrealized losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of 1.25% per quarter (5.0% annualized).

The Fund pays its investment adviser an income based fee quarterly in arrears with respect to the Fund’s pre-incentive fee net investment income in each calendar quarter as follows:

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

The Fund commenced operations on December 5, 2022. In connection with the commencement of the Fund’s operations, the investment advisory and management agreement became effective and the base management fee and any incentive fees, as applicable, payable by the Fund to the Fund’s investment adviser under the investment advisory and management agreement began to accrue.

The base management fees, income based fees and capital gains incentive fees for the three and six months ended June 30, 2023 were as follows:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Base management fees	$1,014	$1,698
Income based fees	$813	$813
Capital gains incentive fees(1)	$493	$567
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three and six months ended June 30, 2023. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $567 as of June 30, 2023. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. Since inception through June 30, 2023, the Fund has not paid any capital gains incentive fees. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

The services of all investment professionals of the Fund’s investment adviser and its staff, when and to the extent engaged in providing investment advisory services to the Fund and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Fund’s investment adviser. Under the investment advisory and management agreement, the Fund bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization and offering expenses of the Fund associated with the Offering, as provided for in Financial Industry Regulatory Authority, Inc. Conduct Rule 2310(a)(12)(but excluding any shareholder servicing and/or distribution fees); calculation of the Fund’s NAV (including the cost and expenses of any independent valuation firm or pricing services); expenses incurred by the Fund’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Fund’s financial and legal affairs and in monitoring the Fund’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Fund’s investments) and performing due diligence on the Fund’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Fund’s investments; offerings of the Fund’s Common Shares and other securities; the costs of effecting any repurchases of the Common Shares and the Fund’s other securities; investment advisory fees, including management fees and incentive fees; payable under the investment advisory and management agreement; administration fees, if any, payable under the administration agreement; fees payable, if any, under any intermediary manager or selected intermediary agreements; shareholder servicing and/or distribution fees payable under the Fund’s distribution and shareholder servicing plan adopted pursuant to Rule 12b-1 under the Investment Company Act; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments (including payments to third party vendors for financial information services); transfer agent, escrow agent and custodial fees and expenses; federal and state registration fees; all costs of registration and listing the Fund’s Common Shares or any other securities on any securities exchange; federal, state and local taxes; independent trustees’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC) and an official or agency administering the securities laws of a state; the costs of any reports, proxy statements or other notices to shareholders, including printing and other related costs; commissions and other compensation payable to brokers or dealers; to the extent the Fund is covered by any joint insurance policies, the Fund’s allocable portion of the fidelity bond, trustees and officers’ errors or omissions liability insurance and any other insurance premiums; outside legal expenses; accounting expenses (including fees and disbursements and expenses related to the audit of the Fund and the preparation of the Fund’s tax information); direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, and staff; and all other expenses incurred by the Fund or its administrator in connection with administering the Fund’s business as described in more detail under “Administration Agreement” below.

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

For the three and six months ended June 30, 2023, the Fund incurred $752 and $1,436, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement. As of June 30, 2023, all administrative and other fees have been supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

Intermediary Manager Agreement

On April 24, 2023, the Fund entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with AWMS (the “Intermediary Manager”), an affiliate of the Fund’s investment adviser. The Intermediary Manager is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Fund’s net assets attributable to Class S shares and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker dealers.

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

The Fund’s investment adviser has agreed not to seek recoupment of base management fees and incentive fees from the commencement of operations through July 31, 2023. As a result, as of June 30, 2023, $1,698 of base management fees and $813 of income based fees were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Annualized Distribution Ratios for the Period	Eligible for Reimbursement through
December 31, 2022	$1,449	$—	$—	$1,449	5.04%	$—	12/30/2025
January 31, 2023	$1,088	$—	$—	$1,088	4.56%	$—	1/31/2026
February 28, 2023	$891	$—	$—	$891	3.53%	$—	2/28/2026
March 31, 2023	$916	$—	$—	$916	3.63%	$—	3/31/2026
April 30, 2023	$1,083	$—	$—	$1,083	2.99%	$—	4/30/2026
May 31, 2023	$1,312	$—	$—	$1,312	2.47%	$—	5/31/2026
June 30, 2023	$2,253	$—	$—	$2,253	2.48%	$—	6/30/2026

________________________________________

(1)In accordance with the Expense Support and Conditional Reimbursement Agreement, the ratio of operating expenses excludes organization and offering expenses, stated interest expense, base management fees and incentive fees.

4. INVESTMENTS

As of June 30, 2023 and December 31, 2022, investments consisted of the following:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$894,797	$896,966	$108,669	$108,429
Second lien senior secured loans	14,651	15,047	—	—
Collateralized loan obligations	14,500	14,500	—	—
Preferred equity	15,000	15,000	—	—
Other equity	850	860	100	100
Total	$939,798	$942,373	$108,769	$108,529
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of June 30, 2023 and December 31, 2022 were as follows:

	As of
	June 30, 2023	December 31, 2022
Industry
Software and Services	21.9%	14.6%
Consumer Services	14.8	20.3
Capital Goods	14.3	13.7
Health Care Services	10.6	9.7
Insurance Services	7.7	7.3
Commercial and Professional Services	4.7	4.6
Financial Services	4.5	3.3
Materials	3.5	4.9
Household and Personal Products	2.8	—
Media and Entertainment	2.6	3.6
Retailing and Distribution	1.9	2.3
Investment Funds and Vehicles	1.9	0.4
Pharmaceuticals, Biotechnology and Life Sciences	1.8	3.6
Consumer Staples Distribution and Retail	1.7	—
Technology Hardware and Equipment	1.3	2.5
Other	4.0	9.2
Total	100.0%	100.0%

	As of
	June 30, 2023	December 31, 2022
Geographic Region
United States	92.0%	94.9%
Europe	5.9	2.5
Cayman Islands	1.2	0.7
Canada	0.9	1.9
Total	100.0%	100.0%
As of June 30, 2023 and December 31, 2022, none of the loans were on non-accrual status.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of June 30, 2023, the Fund’s asset coverage was 220%.

The Fund’s outstanding debt as of June 30, 2023 and December 31, 2022 was as follows:

	As of
	June 30, 2023				December 31, 2022
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$625,000	(2)	$345,000	$345,000	$625,000	$—	$—
Total	$625,000		$345,000	$345,000	$625,000	$—	$—
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under the Revolving Credit Facility (as defined below). Borrowings under the committed Revolving Credit Facility (as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of $1,050,000.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A. and each of the other parties thereto (the “Revolving Credit Facility”), that allows the Fund to borrow up to $625,000 at any one time outstanding. The end of the revolving period and the stated maturity date are December 20, 2026 and December 20, 2027, respectively. The Revolving Credit Facility also provides for a feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $1,050,000. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods. See Note 10 for a subsequent event relating to the Revolving Credit Facility.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of June 30, 2023 and December 31, 2022, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2023, there was $345,000 outstanding under the Revolving Credit Facility. As of December 31, 2022, there were no borrowings under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000. The carrying value of the Fund’s borrowings under the Revolving Credit Facility approximates fair value and would be categorized as Level 2 in the fair value hierarchy.

The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of June 30, 2023, the one, three and six month SOFR was 5.14%, 5.27% and 5.39%, respectively. As of June 30, 2023 and December 31, 2022, the applicable spread in effect was 1.875%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Fund is also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued and the applicable spread.

For the three and six months ended June 30, 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Stated interest expense	$4,682	$4,992
Credit facility fees	342	916
Amortization of debt issuance costs	305	608
Total interest and credit facility fees expense	$5,329	$6,516
Cash paid for interest expense	$4,783	$4,783
Average stated interest rate	7.08%	4.10%
Average outstanding balance	$264,615	$243,784

6. COMMITMENTS AND CONTINGENCIES

The Fund’s investment adviser has agreed to advance all of the Fund’s organization and initial offering expenses, including in connection with the Private Placement, subject to the conditions contained in the Expense Support and Conditional Reimbursement Agreement. The Fund did not recognize any accrued expenses related to offering costs because a successful registered offering had not occurred as of December 31, 2022. The total offering costs (which includes all offering expenses incurred in connection with the Private Placement) incurred through December 31, 2022 were approximately $2,506.

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023 and December 31, 2022, the Fund had the following commitments to fund various revolving and delayed draw term loans:

	As of
	June 30, 2023	December 31, 2022
Total revolving and delayed draw term loan commitments	$49,201	$6,411
Less: funded commitments	(4,892)	(24)
Total unfunded commitments	$44,309	$6,387
Less: commitments substantially at discretion of the Fund	—	—
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted unfunded revolving and delayed draw loan commitments	$44,309	$6,387

Included within the total revolving and delayed draw loan commitments as of June 30, 2023 and December 31, 2022 were delayed draw loan commitments totaling $37,385 and $6,707, respectively. The Fund’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

In addition, as of June 30, 2023, the Fund was party to an agreement to fund equity investment commitments in the aggregate amount of $6, all of which were unfunded. As of December 31, 2022, the Fund had no equity investment commitments.

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

In addition to using the above inputs in investment valuations, the Fund’s investment adviser, as its valuation designee, employs its valuation policy and procedures approved by the Fund’s board of trustees that are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10 (see Note 2 for more information). Consistent with its valuation policies and procedures, the Fund’s investment adviser will evaluate the source of inputs, including any markets in which the Fund’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for some of the investments in the Fund’s portfolio, the fair value of a portion of the Fund’s investments may be determined using unobservable inputs.

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

The following table presents fair value measurements of cash and cash equivalents and investments as of June 30, 2023:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37,989	$—	$—	$37,989

First lien senior secured loans	$—	$619,175	$277,791	$896,966
Second lien senior secured loans	—	15,047	—	15,047
Collateralized loan obligations	—	—	14,500	14,500
Preferred equity	—	—	15,000	15,000
Other equity	—	—	860	860
Total investments	$—	$634,222	$308,151	$942,373

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2022:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$113,417	$—	$—	$113,417

First lien senior secured loans	$—	$89,785	$18,644	$108,429
Other equity	—	—	100	100
Total investments	$—	$89,785	$18,744	$108,529

The following tables summarize the significant unobservable inputs the Fund’s investment adviser used to value the majority of the Fund’s investments categorized within Level 3 as of June 30, 2023 and December 31, 2022, respectively. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of June 30, 2023
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$233,066	Yield analysis	Market yield	10.3% - 15.5%	13.0%
	44,725	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	14,500	Broker quotes	N/A	N/A	N/A
Preferred equity	15,000	EV market multiple analysis	EBITDA multiple	24.4x	24.4x
Other equity	860	EV market multiple analysis	EBITDA multiple	8.5x - 22.9x	14.5x
Total investments	$308,151
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2023, respectively:

As of and For the Three Months Ended June 30, 2023
Balance as of March 31, 2023	$108,102
Net realized gains	479
Net unrealized losses	(39,058)
Purchases	280,781
Sales	(18,670)
Repayments	(3,225)
PIK interest and dividends	334
Net accretion of discount on securities	371
Net transfers in and/or out of Level 3	(20,963)
Balance as of June 30, 2023	$308,151

As of and For the Six Months Ended June 30, 2023
Balance as of December 31, 2022	$18,744
Net realized gains	642
Net unrealized losses	(39,750)
Purchases	379,545
Sales	(30,277)
Repayments	(3,303)
PIK interest and dividends	334
Net accretion of discount on securities	506
Net transfers in and/or out of Level 3	(18,290)
Balance as of June 30, 2023	$308,151

Investments were transferred into and out of Level 3 during the six months ended June 30, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of June 30, 2023, the net unrealized appreciation on the investments that use Level 3 inputs was $892.

For the three and six months ended June 30, 2023, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of June 30, 2023, and reported within the net unrealized gains (losses) on investments in the Fund’s consolidated statement of operations, was $993 and $888, respectively.

8. NET ASSETS

In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 par value per share.

During the three and six months ended June 30, 2023, pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847,098 of the Fund’s Class I shares entered into between the Fund and several investors between November 2022 and ending on January 30, 2023 (the “Seed Investment Agreements”), the Fund called $150,000 and $246,463, respectively, and issued approximately 5,746 and 9,561 Class I shares, respectively. From October 6, 2022 through June 30, 2023, pursuant to the Seed Investment Agreements, the Fund called an aggregate of $394,636, and in exchange therefore the Fund issued approximately 15,488 Class I shares to 61 shareholders, including the investment from the Fund’s sole initial shareholder. As of June 30, 2023, the Fund had not sold any of its Class S or Class D shares. On June 30, 2023, the Fund entered into a subscription agreement whereby the Fund agreed to sell Class I shares for an aggregate purchase price of $3,757 (the “June Subscription Agreement”). The purchase price per Class I share will equal the Fund’s NAV per Class I share as of the last day of June 2023 (the “June NAV”), which generally is expected to be available within 20 business days after July 1, 2023. At that time, the number of Class I shares issued to each investor based on the June NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of the effective date of the share purchase, July 1, 2023. See Note 10 for subsequent events relating to additional capital calls and the June Subscription Agreement.

On April 17, 2023, the Fund was granted an exemptive relief order from the SEC that permits the Fund to offer on a continuous basis any combination of three classes of its Common Shares with a dollar value up to the maximum offering amount of $7.5 billion in the Offering. Prior to receiving the exemptive relief order, the Fund only offered and sold Class I shares and did not offer any Class S or Class D shares. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Intermediary Manager will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering.

Net Asset Value Per Share and Offering Price

In connection with the Offering, the Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be NAV per share for each share class as of the last calendar day of the immediately preceding month. The following table summarizes each month-end NAV per share for Class I shares.

NAV Per Share
Class I
December 31, 2022	$24.99
January 31, 2023	$25.40
February 28, 2023	$25.58
March 31, 2023	$25.71
April 30, 2023	$26.12
May 31, 2023	$26.08
June 30, 2023	$26.75

Class S and Class D shares have the same NAV per share as Class I shares, however, as of June 30, 2023, the Fund had not offered or sold any of its Class S or Class D shares.

Distributions

On June 30, 2023, the Fund’s board of trustees declared regular distributions for each class of its Common Shares. The following table presents the regular distributions that were declared and payable:

			Gross Distribution Per Share
Declaration Date	Record Date	Payment Date(1)	Class I	Class D	Class S
June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$0.19925	$0.19925
_______________________________________________________________________________

(1)The distributions for each class of its Common Shares will be paid on or about the payment date above.

These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions received by shareholders of each of the Class S and Class D shares, if any, will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of Common Shares as of August 31, 2023.

See Note 10 for a subsequent event relating to regular distributions declared by the Fund’s board of trustees.

9. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the six months ended June 30, 2023:

As of and For the Six Months Ended June 30, 2023
Class I
Per Share Data:
Net asset value, beginning of period	$24.99
Net investment income for period(1)	1.30
Net realized and unrealized gains for period(1)	0.46
Net increase in net assets	1.76
Net asset value, end of period	$26.75
Total return based on net asset value(2)	7.04%
Shares outstanding, end of period	15,488
Ratio/Supplemental Data:
Net assets, end of period	$414,241
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	10.00%
Ratio of operating expenses (including expense support) to average net assets(3)	4.24%
Ratio of net investment income to average net assets(3)(5)	11.37%
Portfolio turnover rate(3)	114%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the six months ended June 30, 2023, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the six months ended June 30, 2023, the ratio of operating expenses to average net assets consisted of the following:

As of and For the Six Months Ended June 30, 2023
Class I
Base management fees	1.30%
Income based fees and capital gains incentive fees	1.05
Interest and credit facility fees	4.97
Other operating expenses	2.68
Total operating expenses	10.00%

(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

10. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the six months ended June 30, 2023, except as discussed below.

In July 2023, the Fund issued 140 Class I shares to an investor pursuant to the June Subscription Agreement, based on the June NAV. The number of Class I shares issued to the investor was based on the Fund’s NAV as of June 30, 2023.

In July 2023, pursuant to the Seed Investment Agreements, the Fund called an additional $452,462 and issued approximately 16,914 of its Class I shares.

In July 2023, the Fund increased the total commitments to its Revolving Credit Facility from $625,000 to $800,000.

On July 26, 2023, the Fund entered into the Loan and Servicing Agreement (the “SG Funding Facility”), as equityholder and servicer, with ASIF Funding I, LLC, a wholly owned subsidiary of the Fund (the "Borrower"), the lenders from time to time parties thereto, Société Générale, as agent, the collateral agent and collateral administrator party thereto, and the document custodian party thereto, that provides a facility amount of $500,000 with a revolving period ending July 26, 2026 and a final maturity date of July 26, 2028. The SG Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $750,000. In addition, on July 26, 2023, the Fund, as transferor, and the Borrower, as transferee, entered into a Contribution Agreement (the “Contribution Agreement,” and together with the SG Funding Facility, the “Borrower Agreements”), pursuant to which the Fund will transfer to the Borrower certain originated or acquired loans and related assets (collectively, the “Loans”) from time to time. The obligations of the Borrower under the SG Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. The interest rate charged on the SG Funding Facility is based on an applicable benchmark (Term SOFR, Daily Simple SONIA, EURIBOR, or CDOR) plus an applicable margin that is a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consists of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that consists of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that does not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that does not consist of broadly syndicated loans. From and after the six-month anniversary of the effective date of the SG Funding Facility, the applicable margin will be subject to a floor of 2.75% per annum. In addition, the Borrower will pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

On July 31, 2023, the Fund entered into subscription agreements whereby the Fund agreed to sell Class I shares for an aggregate purchase price of $19,300 (the “July Subscription Agreements"). Pursuant to the July Subscription Agreements, the purchase price per Class I share will equal the Fund's NAV per Class I share as of the last day of July 2023 (the “July NAV”), which generally is expected to be available within 20 business days after August 1, 2023. At that time, the number of Class I shares issued to each investor based on the July NAV and such investor's subscription amount will be determined and Class I shares will be credited to the investor's account as of the effective date of the share purchase, August 1, 2023.

On August 1, 2023, the Fund held the first closing in the offering of Common Shares pursuant to its Registration Statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023, as amended and supplemented. In connection with such closing, the Fund received an aggregate of $160,468 in subscription payments for the Fund’s Common Shares at a per share purchase price that will be equal to the July NAV per share for such class.

On August 10, 2023, the Fund’s board of trustees declared regular distributions for each class of its Common Shares. The following table presents the regular distributions that were declared and payable:

			Gross Distribution Per Share
Declaration Date	Record Date	Payment Date(1)	Class I	Class D	Class S
August 10, 2023	September 29, 2023	October 25, 2023	$0.19925	$0.19925	$0.19925
August 10, 2023	October 31, 2023	November 27, 2023	$0.19925	$0.19925	$0.19925
_______________________________________________________________________________

(1)The distributions for each class of its Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions received by shareholders of each of the Class S and Class D shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of Common Shares as of their respective record dates.

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

•changes in the general economy, slowing economy, rising inflation and risk of recession;

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

•our ability to raise capital in the private and public debt and equity markets;

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

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are an externally managed, closed-end management investment company. Formed as a Delaware statutory trust on March 15, 2022, we have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). We also intend to elect to be treated and to operate in a manner so as to continuously qualify annually as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended.

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (“Ares Management”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement. Our investment adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our investment adviser is registered as an investment adviser with the SEC. Our administrator, Ares Operations LLC (“Ares Operations” or “our administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our investment adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under our Revolving Credit Facility (as defined below) and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations, while retaining all or most of the exposure to the performance of these investments.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act. In addition, we, our investment adviser and certain of our affiliates have received an exemptive relief order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-Investment Exemptive Order”). Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

MACROECONOMIC ENVIRONMENT

Credit markets continued to be under pressure during the first half of 2023 amid a risk-off environment and sustained macro-economic uncertainty due to record-high inflation, tighter financial conditions, financial market instability and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

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

Expenses

The services of all investment professionals of our investment adviser and its staff, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for three and six months ended June 30, 2023 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2023 for more information on the Expense Support and Conditional Reimbursement Agreement.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended June 30, 2023 is presented below.

(dollar amounts in thousands)	For the Three Months Ended June 30, 2023
New investment commitments(1):
Total new investment commitments(2)	$784,984
Less: investment commitments exited(3)	(142,749)
Net investment commitments	$642,235
Principal amount of investments funded:
First lien senior secured loans	$715,321
Second lien senior secured loans	10,863
Senior subordinated loans	1,000
Collateralized loan obligations	14,500
Preferred equity	15,000
Other equity	500
Total	$757,184
Principal amount of investments sold or repaid:
First lien senior secured loans	$135,001
Second lien senior secured loans	5,434
Senior subordinated loans	1,000
Total	$141,435
Weighted average remaining term for investment commitments (in months)	63
Percentage of new investment commitments at floating rates	96%
Weighted average yield(4):
Funded during the period at amortized cost	10.1%
Funded during the period at fair value	10.1%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2023 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $754 million for the three months ended June 30, 2023.

(3)Includes funded commitments. For the three months ended June 30, 2023, investment commitments exited included exits of unfunded commitments of $1.8 million.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of June 30, 2023 and December 31, 2022, our investments consisted of the following:

	As of
	June 30, 2023		December 31, 2022
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$894,797	$896,966	$108,669	$108,429
Second lien senior secured loans	14,651	15,047	—	—
Collateralized loan obligations	14,500	14,500	—	—
Preferred equity	15,000	15,000	—	—
Other equity	850	860	100	100
Total	$939,798	$942,373	$108,769	$108,529
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2023 for more information on our unfunded commitments.

The weighted average yields of our total portfolio at amortized cost and fair value were 9.9% and 9.9%, respectively, as of June 30, 2023 and 9.5% and 9.5%, respectively, as of December 31, 2022. The weighted average yields on total portfolio is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt, divided by (b) total investments at amortized cost or at fair value, as applicable.

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

As of June 30, 2023 and December 31, 2022, all of our portfolio investments were assessed a grade of 3.

As of June 30, 2023 and December 31, 2022, none of the loans were on non-accrual status.

RESULTS OF OPERATIONS

We commenced operations on December 5, 2022.

For the three and six months ended June 30, 2023

Operating results for the three and six months ended June 30, 2023 were as follows:

(in thousands)	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Interest income	$15,013	$20,259
Other income	83	189
Total investment income	15,096	20,448

Expenses
Interest and credit facility fees	5,334	6,515
Base management fees	1,014	1,698
Income based fees	813	813
Capital gains incentive fees	493	567
Administrative and other fees	752	1,436
Other general and administrative	807	1,389
Offering expenses	683	683
Total expenses	9,896	13,101
Expense support	(4,648)	(7,543)
Net expenses	5,248	5,558
Net investment income	9,848	14,890

Net realized gains on investments	614	1,954
Net unrealized gains on investments and other transactions	3,325	2,835
Net increase in net assets resulting from operations	$13,787	$19,679

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Total investment income was primarily due to our investment portfolio which continued to grow from $109 million at December 31, 2022 to $942 million at June 30, 2023. Our weighted average yield on total investments at amortized cost and fair value was 9.9% and 9.9%, respectively, as of June 30, 2023, and 9.5% and 9.5%, respectively, as of December 31, 2022. The increase in the weighted average yield on total investments was primarily due to higher base rates.

During the three and six months ended June 30, 2023, we incurred expenses of $9.9 million and $13.1 million, respectively, of which $4.6 million and $7.5 million, respectively have been advanced by our investment adviser in accordance with the Expense Support and Conditional Reimbursement Agreement. The $7.5 million advanced by our investment adviser in accordance with the Expense Support and Conditional Reimbursement Agreement includes all organization expenses and offering expenses, including the Private Placement expenses, incurred during the six months ended June 30, 2023. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2023 for more information on our Expense Support and Conditional Reimbursement Agreement.

Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2023, for more information on the administrative and other fees.

For the three and six months ended June 30, 2023, we recorded net realized gains on investments of $0.6 million and $2.0 million, respectively, primarily from full or partial sales of our debt investments.

For the three and six months ended June 30, 2023, we recorded net unrealized gains on investments of $3.3 million and $2.8 million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our current liquidity and capital resources are expected to be generated primarily from the proceeds received from the sale of common shares of beneficial interest, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to our Registration Statement on a continuous basis at a price per share equal to the then-current net asset value (“NAV”) per share, cash flows from our operations and advances from the credit facilities. Further, we expect to generate additional liquidity and capital resources from the net proceeds of any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our investment adviser and our administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of June 30, 2023, we had $345 million in total amount of debt outstanding and our asset coverage was 220%.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under the Revolving Credit Facility (as defined below) and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity Capital Activities

During the three and six months ended June 30, 2023, pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847.1 million of our Class I shares entered into between us and several investors between November 2022 and ending on January 30, 2023 (the “Seed Investment Agreements”), we called $150 million and $246 million, respectively, from such investors and issued 5,745,662 and 9,561,072 Class I shares, respectively. From October 6, 2022 through June 30, 2023, pursuant to the Seed Investment Agreements, we called an aggregate of $395 million, and in exchange therefore, we issued 15,487,988 Class I shares to 61 shareholders, including the investment from our sole initial shareholder. As of June 30, 2023, we had not offered or sold any of our Class S or Class D shares. On June 30, 2023, we entered into a subscription agreement whereby we agreed to sell Class I shares for an aggregate purchase price of $3.8 million (the “June Subscription Agreement”) based on our NAV per Class I share as of the last day of June 2023 (the “June NAV”). In July 2023, we issued 140,456 Class I shares pursuant to the June Subscription Agreement based on the June NAV of $26.75 per Class I share. See “Recent Developments” as well as Note 10 to our consolidated financial statements for the three and six months ended June 30, 2023 for subsequent events relating to additional capital calls and the June Subscription Agreement.

Net Asset Value Per Share and Offering Price

We determine NAV for Class I shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The following table summarizes each month-end NAV per share for Class I shares.

NAV Per Share
Class I
December 31, 2022	$24.99
January 31, 2023	$25.40
February 28, 2023	$25.58
March 31, 2023	$25.71
April 30, 2023	$26.12
May 31, 2023	$26.08
June 30, 2023	$26.75

Class S and Class D shares have the same NAV per share as Class I shares, however, as of June 30, 2023, we had not offered or sold any of our Class S or Class D shares.

Distributions

On June 30, 2023, our board of trustees declared regular distributions for each class of our Common Shares. The following table presents the regular distributions that were declared and payable:

			Gross Distribution Per Share
Declaration Date	Record Date	Payment Date(1)	Class I	Class D	Class S
June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$0.19925	$0.19925
_______________________________________________________________________________

(1)The distributions for each class of our Common Shares will be paid on or about the payment date above.

These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in our distribution reinvestment plan. The net distributions received by shareholders of each of the Class S and Class D shares, if any, will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of Common Shares as of August 31, 2023.

See “Recent Developments” as well as Note 10 to our consolidated financial statements for the three and six months ended June 30, 2023 for a subsequent event relating to regular distributions declared by our board of trustees.

Debt Capital Activities

Our outstanding debt as of June 30, 2023 and December 31, 2022 was as follows:

	As of
	June 30, 2023				December 31, 2022
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$625,000	(2)	$345,000	$345,000	$625,000	$—	$—
Total	$625,000		$345,000	$345,000	$625,000	$—	$—
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under the Revolving Credit Facility (as defined below). Borrowings under the committed Revolving Credit Facility (as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility (as defined below) to a maximum of approximately $1.1 billion.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that allows us to borrow up to $625 million at any one time outstanding. The end of the revolving period and the stated maturity date are December 20, 2026 and December 20, 2027, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $1.1 billion. The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. We are also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of June 30, 2023, there was $345 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See “Recent Developments,” as well as Note 10 to our consolidated financial statements for the three and six months ended June 30, 2023 for subsequent events relating to the Revolving Credit Facility and other debt capital activities.

RECENT DEVELOPMENTS

In July 2023, we issued 140,456 Class I shares to an investor pursuant to the June Subscription Agreement, based on the June NAV. The number of Class I shares issued to the investor was based on our NAV as of June 30, 2023.

In July 2023, pursuant to the Seed Investment Agreements, we called an additional $452 million and issued approximately 16,914,464 of our Class I shares.

In July 2023, we increased the total commitments to our Revolving Credit Facility from $625 million to $800 million.

On July 26, 2023, we entered into the Loan and Servicing Agreement (the “SG Funding Facility”), as equityholder and servicer, with ASIF Funding I, LLC, our wholly owned subsidiary (the "Borrower"), the lenders from time to time parties thereto, Société Générale, as agent, the collateral agent and collateral administrator party thereto, and the document custodian party thereto, that provides a facility amount of $500 million with a revolving period ending July 26, 2026 and a final maturity date of July 26, 2028. The SG Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $750 million. In addition, on July 26, 2023, we, as transferor, and the Borrower, as transferee, entered into a Contribution Agreement (the “Contribution Agreement,” and together with the SG Funding Facility, the “Borrower Agreements”), pursuant to which we will transfer to the Borrower certain originated or acquired loans and related assets (collectively, the “Loans”) from time to time. The obligations of the Borrower under the SG Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. The interest rate charged on the SG Funding Facility is based on an applicable benchmark (Term SOFR, Daily Simple SONIA, EURIBOR, or CDOR) plus an applicable margin that is a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consists of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that consists of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that does not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that does not consist of broadly syndicated loans. From and after the six-month anniversary of the effective date of the SG Funding Facility, the applicable margin will be subject to a floor of 2.75% per annum. In addition, the Borrower will pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

On July 31, 2023, we entered into subscription agreements whereby we agreed to sell Class I shares for an aggregate purchase price of $19.3 million (the “July Subscription Agreements”). Pursuant to the July Subscription Agreements, the purchase price per Class I share will equal our NAV per Class I share as of the last day of July 2023 (the “July NAV”), which generally is expected to be available within 20 business days after August 1, 2023. At that time, the number of Class I common shares issued to each investor based on the July NAV and such investor's subscription amount will be determined and Class I common shares will be credited to the investor's account as of the effective date of the share purchase, August 1, 2023.

On August 1, 2023, we held the first closing in the offering of Common Shares pursuant to our Registration Statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023, as amended and supplemented. In connection with such closing, we received an aggregate of approximately $160 million in subscription payments for our Common Shares at a per share purchase price that will be equal to the July NAV per share for such class.

On August 10, 2023, our board of trustees declared regular distributions for each class of our Common Shares. The following table presents the regular distributions that were declared and payable:

			Gross Distribution Per Share
Declaration Date	Record Date	Payment Date(1)	Class I	Class D	Class S
August 10, 2023	September 29, 2023	October 25, 2023	$0.19925	$0.19925	$0.19925
August 10, 2023	October 31, 2023	November 27, 2023	$0.19925	$0.19925	$0.19925
_______________________________________________________________________________

(1)The distributions for each class of our Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in our distribution reinvestment plan. The net distributions received by shareholders of each of the Class S and Class D shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of Common Shares as of their respective record dates.

CRITICAL ACCOUNTING ESTIMATES

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this prospectus. See Note 2 to our consolidated financial statements for the three and six months ended June 30, 2023 for more information on our critical accounting policies.

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

Pursuant to Rule 2a-5 under the Investment Company Act, our board of trustees has designated our investment adviser as its “valuation designee” to perform fair value determinations for investments held by us without readily available market quotations, subject to the overall supervision by our board of trustees.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, our investment adviser, as the valuation designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third‑party valuation firms that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12‑month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing our financial statement audit.

Investments in our portfolio that do not have a readily available market are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, our investment adviser may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, our investment adviser considers the pricing indicated by the external event to corroborate the valuation.

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

In addition to using the above inputs in investment valuations, our investment adviser continues to employ the net asset valuation policy and procedures that are approved by our board of trustees that are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10. Consistent with its valuation policies and procedures, our investment adviser evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Because there may not be a readily available market value for some of the investments in our portfolio, the fair value of a portion of our investments may be determined using unobservable inputs.

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

See Note 7 to our consolidated financial statements for the three and six months ended June 30, 2023 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the rising interest rates, inflationary pressures, the war in Ukraine and Russia and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk

Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies” in our Registration Statement on Form N-2 filed with the SEC on April 20, 2023, as may be amended and supplemented from time to time.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and six months ended June 30, 2023 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment” in our Registration Statement on Form N-2, filed with the SEC on April 20, 2023.

In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

As of June 30, 2023, 98% of the investments at fair value in our portfolio were at floating rates, 1% bore interest at fixed rate and 1% were non-income producing. Additionally, 73% of the variable rate investments at fair value contained interest rate floors. Any future borrowings under the Revolving Credit Facility will bear interest at variable rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our June 30, 2023 consolidated statements of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$28,049	$10,350	$17,699
Up 200 basis points	$18,700	$6,900	$11,800
Up 100 basis points	$9,350	$3,450	$5,900
Down 100 basis points	$(9,350)	$(3,450)	$(5,900)
Down 200 basis points	$(18,700)	$(6,900)	$(11,800)
Down 300 basis points	$(28,049)	$(10,350)	$(17,699)
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2023 for more information on the income based fees.

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
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2023 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has assisted some of these banks and protected depositors, uncertainty remains. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report in Item 3.02 on Form 8-K filed with SEC on June 30, 2023 for information about unregistered sales of our equity securities during the quarter.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust(1)
3.2	Second Amended and Restated Bylaws(1)
10.1	Second Amended and Restated Investment Management and Advisory Agreement(1)
10.2	Amended and Restated Administration Agreement(1)
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
 ________________________________________

*    Filed herewith
**     This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
(1)Incorporated by reference to Exhibit 3.1, 3.2, 10.1 and 10.2 to the Fund’s Form 8-K (File No. 333-264145), filed on May 25, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES STRATEGIC INCOME FUND

Date: August 14, 2023	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

Date: August 14, 2023	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

Date: August 14, 2023	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer