Form 10-Q
period 2023-09-30
ARES STRATEGIC INCOME FUND
filed 2023-11-13
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Registrant’s common shares, $0.01 par value per share, outstanding as of November 10, 2023 was 44,904,832, 6,753,120 and 1,213,338 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2023 subscriptions since the issuance price is not yet finalized at this time.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments (amortized cost of $1,921,264 and $108,769, respectively)	$1,928,018	$108,529
Cash and cash equivalents	121,672	113,417
Interest receivable	8,657	139
Receivable for open trades	48,919	4,481
Other assets	24,905	6,247
Total assets	$2,132,171	$232,813
LIABILITIES
Debt	$344,329	$—
Base management fees payable	1,288	—
Income based incentive fees payable	1,730	—
Capital gains incentive fees payable	1,397	—
Interest and facility fees payable	1,328	—
Payable for open trades	501,180	84,490
Accounts payable and other liabilities	11,794	225
Distributions payable	9,173	—
Total liabilities	872,219	84,715
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 46,552 and 5,927 common shares issued and outstanding, respectively	466	59
Capital in excess of par value	1,229,293	148,113
Accumulated earnings (loss)	30,193	(74)
Total net assets	1,259,952	148,098
Total liabilities and net assets	$2,132,171	$232,813

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$1,090,317	$148,098
Common shares outstanding ($0.01 par value, unlimited shares authorized)	40,284	5,927
Net asset value per share	$27.07	$24.99
Class S Shares:
Net assets	$137,708	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	5,088	—
Net asset value per share	$27.07	$—
Class D Shares:
Net assets	$31,927	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,180	—
Net asset value per share	$27.07	$—

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$30,547	$50,806
Dividend income	101	101
Other income	225	414
Total investment income from non-controlled/non-affiliate company investments	30,873	51,321
EXPENSES:
Interest and credit facility fees	5,796	12,311
Base management fees	3,065	4,763
Income based fees	2,203	3,016
Capital gains incentive fees	830	1,397
Offering expenses	1,729	2,412
Shareholder servicing and distribution fees
Class S	143	143
Class D	11	11
Administrative and other fees	769	2,205
Other general and administrative	1,509	2,898
Total expenses	16,055	29,156
Expense support (Note 3)	(6,438)	(13,981)
Net expenses	9,617	15,175
NET INVESTMENT INCOME BEFORE INCOME TAXES	21,256	36,146
Income tax expense, including excise tax	378	378
NET INVESTMENT INCOME	20,878	35,768
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Net realized gains on investments	2,270	4,224
Net realized losses on foreign currency transactions	(23)	(23)
Net realized gains	2,247	4,201
Net unrealized gains (losses):
Net unrealized gains on investments	4,022	6,857
Net unrealized gains on foreign currency transactions	373	373
Net unrealized gains	4,395	7,230
Net realized and unrealized gains on investments and foreign currency transactions	6,642	11,431
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$27,520	$47,199

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	10.32%	SOFR (M)	5.00%		08/2028		$13,000.0	$12,737.5	$12,808.3	(5)
Applied Systems, Inc.	First lien senior secured loan	9.89%	SOFR (Q)	4.50%		09/2026		8,619.7	8,622.7	8,637.4	(5)
AppLovin Corporation	First lien senior secured loan	8.42%	SOFR (M)	3.00%		08/2030		4,389.0	4,378.1	4,375.3	(3)(5)
Aptean, Inc. and Aptean Acquiror Inc.	First lien senior secured loan	9.67%	SOFR (M)	4.25%		04/2026		5,968.7	5,863.6	5,926.1
BCTO Ignition Purchaser, Inc.	First lien senior secured loan	14.31% PIK	SOFR (Q)	9.00%		10/2030		15,456.4	15,033.6	14,992.7	(3)(5)(6)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (8)	First lien senior secured loan	11.64%	SOFR (Q)	6.25%		06/2030		10,187.2	9,943.2	9,932.6	(5)(6)
	Class A-1 units				06/2023		100,000		100.0	100.0	(6)
									10,043.2	10,032.6
Boxer Parent Company Inc.	First lien senior secured loan	9.18%	SOFR (M)	3.75%		10/2025		5,982.3	5,989.7	5,973.2	(3)
CCC Intelligent Solutions Inc.	First lien senior secured loan	7.68%	SOFR (M)	2.25%		09/2028		2,992.4	2,992.4	2,981.8	(3)(5)
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	9.89%	SOFR (B)	4.50%		09/2028		21,597.2	20,522.9	20,703.3	(5)
	First lien senior secured loan	9.99%	SOFR (B)	4.50%		03/2029		3,233.8	3,017.3	3,105.1	(5)
	Second lien senior secured notes	9.00%			04/2023	09/2029		100.0	80.0	86.9
									23,620.2	23,895.3
Coupa Holdings, LLC and Coupa Software Incorporated (8)	First lien senior secured loan	12.82%	SOFR (M)	7.50%		02/2030		4,590.2	4,485.0	4,544.3	(5)(6)
Crosspoint Capital AS SPV, LP (8)	First lien senior secured loan	12.14%	SOFR (Q)	6.75%		07/2030		13,943.7	13,570.2	13,804.2	(3)(5)(6)
Epicor Software Corporation	First lien senior secured loan	9.68%	SOFR (S)	4.25%		07/2027		6,500.0	6,448.1	6,501.6	(5)
	First lien senior secured loan	8.68%	SOFR (M)	3.25%		07/2027		7,269.6	7,182.8	7,253.6	(5)
									13,630.9	13,755.2
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (8)	First lien senior secured loan	12.71%	SOFR (Q)	7.25%		09/2029		22,650.4	22,201.1	22,423.9	(3)(5)(6)
Gainwell Acquisition Corp.	First lien senior secured loan	9.49%	SOFR (Q)	4.00%		10/2027		8,473.1	8,305.1	8,253.3	(5)
Genesys Cloud Services Holdings I, LLC	First lien senior secured loan	9.44%	SOFR (M)	4.00%		12/2027		11,059.0	11,041.3	11,059.0	(5)
Hakken Midco B.V. (8)	First lien senior secured loan	10.72%	Euribor (S)	7.00%		01/2030		4,046.1	4,113.3	4,046.1	(3)(5)(6)
	First lien senior secured loan	10.96%	Euribor (Q)	7.00%		07/2030		286.2	232.6	286.2	(3)(5)(6)
									4,345.9	4,332.3
Hyland Software, Inc. (8)	First lien senior secured loan	11.32%	SOFR (M)	6.00%		09/2030		23,897.1	23,540.3	23,538.6	(5)(6)
Idemia Group S.A.S.	First lien senior secured loan	10.14%	SOFR (Q)	4.75%		09/2028		3,990.0	3,951.3	3,983.8	(3)(5)
MH Sub I, LLC (Micro Holding Corp.)	First lien senior secured loan	9.57%	SOFR (M)	4.25%		05/2028		7,980.0	7,742.6	7,709.4	(5)
Mitchell International, Inc.	First lien senior secured loan	9.18%	SOFR (S)	3.75%		10/2028		16,492.4	16,083.2	16,199.0	(5)
	Second lien senior secured loan	11.93%	SOFR (M)	6.50%		10/2029		145.8	134.2	133.5	(5)
									16,217.4	16,332.5
Mosel Bidco SE	First lien senior secured loan	10.25%	SOFR (S)	5.00%		09/2030		6,112.1	6,100.9	6,104.4	(3)(5)(6)
Netsmart, Inc. and Netsmart Technologies, Inc.	First lien senior secured loan	9.43%	SOFR (M)	4.00%		10/2027		34,964.5	34,725.3	34,942.8	(5)
Open Text Corporation	First lien senior secured loan	8.17%	SOFR (M)	2.75%		01/2030		5,434.8	5,418.1	5,432.3	(3)(5)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	10.90%	SOFR (Q)	5.25%		02/2027		1,451.7	1,429.8	1,446.3	(3)(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Polaris Newco, LLC	First lien senior secured loan	9.43%	SOFR (M)	4.00%		06/2028		4,492.8	4,284.7	4,295.4	(5)
Project Accelerate Parent, LLC	First lien senior secured loan	9.88%	SOFR (Q)	4.25%		01/2025		16,140.3	16,026.7	16,140.3	(5)
Project Boost Purchaser, LLC	First lien senior secured loan	8.93%	SOFR (M)	3.50%		06/2026		11,094.6	10,971.4	11,066.9
	First lien senior secured loan	8.93%	SOFR (M)	3.50%		05/2026		10,194.0	10,168.4	10,164.3	(5)
									21,139.8	21,231.2
Proofpoint, Inc.	First lien senior secured loan	8.68%	SOFR (M)	3.25%		08/2028		16,631.3	16,443.7	16,476.4	(5)
PushPay USA Inc. (8)	First lien senior secured loan	12.27%	SOFR (Q)	6.75%		05/2030		4,642.9	4,511.4	4,503.6	(5)(6)
Quartz AcquireCo, LLC	First lien senior secured loan	8.82%	SOFR (M)	3.50%		06/2030		3,500.0	3,480.6	3,491.3	(6)
Quest Software US Holdings Inc.	First lien senior secured loan	9.77%	SOFR (Q)	4.25%		02/2029		2,000.0	1,676.0	1,661.3	(5)
RealPage, Inc.	First lien senior secured loan	8.43%	SOFR (M)	3.00%		04/2028		18,043.7	17,878.1	17,818.1	(5)
Sophia, L.P.	First lien senior secured loan	8.82%	SOFR (M)	3.50%		10/2027		12,362.5	12,258.9	12,323.9	(5)
	First lien senior secured loan	9.57%	SOFR (M)	4.25%		10/2027		919.1	907.8	913.4	(5)
									13,166.7	13,237.3
UserZoom Technologies, Inc.	First lien senior secured loan	12.42%	SOFR (Q)	7.50%		04/2029		634.4	617.6	628.1	(5)(6)
Verscend Holding Corp.	First lien senior secured loan	9.43%	SOFR (M)	4.00%		08/2025		14,094.9	14,076.9	14,079.9

									379,288.4	380,847.9		30.23%
Capital Goods
AI Aqua Merger Sub, Inc.	First lien senior secured loan	9.08%	SOFR (M)	3.75%		07/2028		16,028.0	15,915.6	15,850.3	(5)
Artera Services, LLC	First lien senior secured loan	8.74%	SOFR (Q)	3.25%		03/2025		2,074.2	1,963.2	1,941.4	(5)
Brookfield WEC Holdings Inc.	First lien senior secured loan	9.07%	SOFR (M)	3.75%		08/2025		2,813.6	2,813.6	2,817.2	(5)
	First lien senior secured loan	8.18%	SOFR (M)	2.75%		08/2025		9,994.5	9,967.7	9,982.9	(5)
									12,781.3	12,800.1
Brown Group Holding, LLC	First lien senior secured loan	9.12%	SOFR (Q)	3.75%		07/2029		9,957.3	9,926.6	9,941.2	(5)
	First lien senior secured loan	8.17%	SOFR (M)	2.75%		06/2028		1,994.5	1,992.1	1,974.2	(5)
									11,918.7	11,915.4
Burgess Point Purchaser Corporation	First lien senior secured loan	10.67%	SOFR (M)	5.25%		07/2029		24,600.4	23,127.2	23,155.2	(5)
Chart Industries, Inc.	First lien senior secured loan	9.17%	SOFR (M)	3.75%		03/2030		13,748.5	13,693.8	13,748.5	(3)(5)
	First lien senior secured loan	8.56%	SOFR (S)	3.25%		03/2030		750.0	748.1	749.1	(3)(5)(6)
									14,441.9	14,497.6
Clarios Global LP	First lien senior secured loan	9.07%	SOFR (M)	3.75%		05/2030		6,750.0	6,728.6	6,728.9
CPIG Holdco Inc. (8)	First lien senior secured revolving loan	10.10%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(5)(6)
	First lien senior secured loan	12.35%	SOFR (Q)	7.00%		04/2028		15,000.0	14,588.4	14,550.0	(5)(6)
									14,588.9	14,550.5
CPM Acquisition Corp. (Crown Acquisition Corp.)	First lien senior secured loan	9.82%	SOFR (M)	4.50%		05/2028		6,944.3	6,877.6	6,922.6	(5)
Dynasty Acquisition Co., Inc.	First lien senior secured loan	9.32%	SOFR (M)	4.00%		08/2028		16,068.1	15,897.4	16,022.1
Engineered Machinery Holdings, Inc.	First lien senior secured loan	9.15%	SOFR (Q)	3.50%		05/2028		8,982.8	8,869.0	8,926.6	(5)
Gates Global LLC	First lien senior secured loan	8.82%	SOFR (M)	3.50%		11/2029		792.0	793.0	791.4	(3)(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	7.92%	SOFR (M)	2.50%		03/2027		5,358.0	5,353.4	5,339.7	(3)(5)
									6,146.4	6,131.1
Helix Acquisition Holdings, Inc.	First lien senior secured loan	12.49%	SOFR (Q)	7.00%		03/2030		15,000.0	14,582.4	15,000.0	(5)(6)
Husky Injection Molding Systems Ltd.	First lien senior secured loan	8.73%	LIBOR (Q)	3.00%		03/2025		11,469.7	11,419.7	11,363.6	(3)
Madison IAQ LLC	First lien senior secured loan	8.69%	SOFR (M)	3.25%		06/2028		5,438.5	5,380.6	5,342.0	(5)
Pike Corporation	First lien senior secured loan	8.82%	SOFR (M)	3.50%		01/2028		4,967.5	4,951.6	4,967.5
	First lien senior secured loan	8.43%	SOFR (M)	3.00%		01/2028		10,239.3	10,233.6	10,215.9
									15,185.2	15,183.4
Propulsion (BC) Newco LLC	First lien senior secured loan	9.14%	SOFR (Q)	3.75%		09/2029		5,861.1	5,859.5	5,848.3	(3)(5)
Specialty Building Products Holdings, LLC	First lien senior secured loan	9.17%	SOFR (M)	3.75%		10/2028		5,481.0	5,359.7	5,410.2	(5)
SRS Distribution Inc.	First lien senior secured loan	8.92%	SOFR (M)	3.50%		06/2028		1,882.5	1,875.4	1,862.5	(5)
TransDigm Inc.	First lien senior secured loan	8.64%	SOFR (Q)	3.25%		02/2027		1,995.0	2,000.0	1,996.1	(3)
	First lien senior secured loan	8.64%	SOFR (Q)	3.25%		08/2028		15,086.8	15,080.2	15,084.4	(3)
									17,080.2	17,080.5
Wilsonart LLC	First lien senior secured loan	8.99%	SOFR (Q)	3.50%		12/2026		13,266.5	13,110.4	13,216.8	(5)

									229,108.9	229,749.1		18.23%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	9.17%	SOFR (M)	3.75%		05/2030		7,431.4	7,424.4	7,431.4
	First lien senior secured loan	8.93%	SOFR (M)	3.50%		08/2028		1,286.9	1,275.5	1,282.6	(5)
									8,699.9	8,714.0
Apex Service Partners, LLC	First lien senior secured loan	10.75%	SOFR (Q)	5.50%		07/2025		3,000.0	2,858.3	2,925.0	(5)(6)
	First lien senior secured loan	10.89%	SOFR (Q)	5.50%		07/2025		4,987.5	4,773.8	4,862.8	(5)(6)
	First lien senior secured loan	10.80%	SOFR (Q)	5.50%		07/2025		4,987.5	4,773.8	4,862.8	(5)(6)
	First lien senior secured loan	10.90%	SOFR (Q)	5.50%		07/2025		2,000.0	1,905.6	1,950.0	(5)(6)
									14,311.5	14,600.6
Belfor Holdings, Inc.	First lien senior secured loan	9.43%	SOFR (M)	4.00%		04/2026		9,278.6	9,285.6	9,243.8
	First lien senior secured loan	9.57%	SOFR (M)	4.25%		04/2026		6,137.3	6,132.7	6,137.3	(5)(6)
									15,418.3	15,381.1
Caesars Entertainment Inc	First lien senior secured loan	8.67%	SOFR (M)	3.25%		02/2030		3,986.6	3,977.6	3,984.1	(3)(5)
ClubCorp Holdings, Inc.	First lien senior secured loan	8.18%	LIBOR (M)	2.75%		09/2024		1,606.5	1,586.4	1,578.4
Excel Fitness Consolidator LLC (8)	First lien senior secured loan	10.89%	SOFR (Q)	5.50%		04/2029		6,666.7	6,504.7	6,500.0	(5)(6)
Fertitta Entertainment, LLC	First lien senior secured loan	9.32%	SOFR (M)	4.00%		01/2029		11,720.3	11,652.3	11,588.4	(5)
Flint OpCo, LLC (8)	First lien senior secured loan	10.67%	SOFR (S)	5.25%		08/2030		7,037.0	6,864.2	6,861.1	(5)(6)
Fugue Finance B.V	First lien senior secured loan	9.92%	SOFR (Q)	4.50%		01/2028		4,987.5	4,963.5	4,990.3	(3)(5)
Gems Menasa (Cayman) Limited	First lien senior secured loan	10.43%	SOFR (Q)	4.75%		07/2026		7,469.3	7,491.7	7,492.0	(3)(5)
GroundWorks, LLC (8)	First lien senior secured loan	11.81%	SOFR (Q)	6.50%		03/2030		11,206.7	10,904.1	11,206.7	(5)(6)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (8)	First lien senior secured loan	12.14%	SOFR (Q)	6.75%		04/2030		9,746.2	9,471.7	9,453.8	(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Class A common units				04/2023		100		100.0	100.0	(6)
									9,571.7	9,553.8
Helios Service Partners, LLC and Astra Service Partners, LLC (8)	First lien senior secured revolving loan	11.66%	SOFR (Q)	6.00%		03/2027		0.4	0.3	0.3	(5)(6)
	First lien senior secured loan	11.88%	SOFR (Q)	6.25%		03/2027		3,473.0	3,389.6	3,386.2	(5)(6)
									3,389.9	3,386.5
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P. (8)	First lien senior secured loan	12.24%	SOFR (Q)	6.75%		12/2028		4,118.7	4,000.3	4,118.7	(5)(6)
	Class A units				12/2022		50,000		50.0	62.3	(6)
									4,050.3	4,181.0
IRB Holding Corp.	First lien senior secured loan	8.42%	SOFR (M)	3.00%		12/2027		16,484.1	16,362.5	16,407.9	(5)
Kingpin Intermediate Holdings LLC	First lien senior secured loan	8.82%	SOFR (M)	3.50%		02/2028		3,990.0	3,954.5	3,966.3	(3)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	10.13%	SOFR (Q)	4.75%		08/2028		7,987.8	7,925.9	7,974.5	(5)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (8)	First lien senior secured loan	13.04%	SOFR (Q)	7.50%		12/2027		9,744.2	9,496.4	9,744.2	(5)(6)
	Limited partnership interests				12/2022		50,000		50.0	50.0	(6)
									9,546.4	9,794.2
Motion Acquisition Limited	First lien senior secured loan	8.90%	SOFR (Q)	3.25%		11/2026		6,609.2	6,562.7	6,589.4	(3)
Northwinds Holding, Inc. and Northwinds Services Group LLC (8)	First lien senior secured loan	11.77%	SOFR (Q)	6.50%		05/2029		7,481.3	7,272.5	7,256.8	(5)(6)
	First lien senior secured loan	11.87%	SOFR (Q)	6.50%		05/2029		1,659.3	1,613.0	1,609.5	(5)(6)
	First lien senior secured loan	12.14%	SOFR (Q)	6.50%		05/2029		716.7	600.4	591.7	(5)(6)
	Common units				05/2023		76,923		100.0	121.4	(6)
									9,585.9	9,579.4
Ontario Gaming GTA LP	First lien senior secured loan	9.64%	SOFR (Q)	4.25%		08/2030		7,344.4	7,319.2	7,344.4	(3)(5)
PestCo Holdings, LLC and PestCo, LLC (8)	First lien senior secured loan	11.92%	SOFR (M)	6.50%		02/2028		9,870.4	9,612.5	9,870.4	(5)(6)
	Class A units				01/2023		8		100.0	116.0	(6)
									9,712.5	9,986.4
Radiant Intermediate Holding, LLC	First lien senior secured loan	11.27%	SOFR (Q)	5.75%		11/2026		907.7	886.1	871.4	(5)(6)
Restaurant Brands International Inc.	First lien senior secured loan	7.57%	SOFR (M)	2.25%		09/2030		10,000.0	9,975.0	9,956.3	(3)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	9.63%	SOFR (Q)	4.00%		10/2027		775.2	757.2	771.8	(5)
	First lien senior secured loan	10.87%	SOFR (Q)	5.50%		10/2027		14,149.5	13,917.8	14,149.5	(5)(6)
									14,675.0	14,921.3
Spring Education Group, Inc.	First lien senior secured loan	10.22%	SOFR (S)	4.75%		09/2030		7,000.0	6,912.5	6,912.5	(5)(6)
TSS Buyer, LLC (8)	First lien senior secured loan	11.04%	SOFR (S)	5.50%		06/2029		5,365.4	5,123.1	5,115.4	(5)(6)
Whatabrands LLC	First lien senior secured loan	8.43%	SOFR (M)	3.00%		08/2028		5,984.8	5,979.8	5,955.5	(5)

									223,907.2	225,392.9		17.89%
Health Care Services
Agiliti Health, Inc.	First lien senior secured loan	8.25%	SOFR (Q)	3.00%		05/2030		5,392.9	5,372.6	5,365.9	(3)
athenahealth Group Inc.	First lien senior secured loan	8.57%	SOFR (M)	3.25%		02/2029		22,571.8	21,910.8	22,113.4	(5)
Bausch + Lomb Corporation	First lien senior secured loan	9.48%	SOFR (S)	4.00%		09/2028		5,000.0	4,950.0	4,931.3	(3)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.76%	SOFR (Q)	3.25%		05/2027		1,147.1	1,122.9	1,113.3	(3)(5)
									6,072.9	6,044.6
Bracket Intermediate Holding Corp.	First lien senior secured loan	10.49%	SOFR (Q)	5.00%		05/2028		11,094.8	10,896.4	11,069.4	(5)
Confluent Medical Technologies, Inc.	First lien senior secured loan	9.14%	SOFR (Q)	3.75%		02/2029		4,619.9	4,552.2	4,539.1	(5)
Electron Bidco Inc.	First lien senior secured loan	8.43%	SOFR (M)	3.00%		11/2028		10,507.3	10,431.5	10,454.8	(5)
Ensemble RCM, LLC	First lien senior secured loan	9.22%	SOFR (Q)	3.75%		08/2026		18,318.1	18,301.7	18,324.7
Lifepoint Health Inc	First lien senior secured loan	10.98%	SOFR (S)	5.50%		11/2028		7,035.9	6,824.8	6,824.8	(6)
Mamba Purchaser, Inc.	First lien senior secured loan	8.93%	SOFR (M)	3.50%		10/2028		12,300.0	12,202.2	12,248.7	(5)
Medline Borrower, LP	First lien senior secured loan	8.68%	SOFR (M)	3.25%		10/2028		12,865.7	12,808.4	12,823.2	(5)
Nomi Health, Inc.	First lien senior secured loan	13.83%	SOFR (S)	8.25%		07/2028		11,639.2	11,303.8	11,290.0	(5)(6)
Option Care Health Inc	First lien senior secured loan	8.18%	SOFR (M)	2.75%		10/2028		5,909.9	5,908.5	5,924.7	(3)(5)
PointClickCare Technologies Inc.	First lien senior secured loan	8.76%	SOFR (S)	3.00%		12/2027		5,990.8	5,978.9	5,968.4	(3)(5)
R1 RCM Inc.	First lien senior secured loan	8.32%	SOFR (M)	3.00%		06/2029		2,282.7	2,278.0	2,280.8	(3)(5)
Radnet Management, Inc.	First lien senior secured loan	8.43%	SOFR (M)	3.00%		04/2028		10,936.5	10,932.8	10,907.4	(3)(5)
Select Medical Corporation	First lien senior secured loan	8.32%	SOFR (M)	3.00%		03/2027		5,577.5	5,550.7	5,556.5	(3)
Sharp Midco LLC	First lien senior secured loan	9.49%	SOFR (S)	4.00%		12/2028		5,344.9	5,294.7	5,312.4	(5)(6)
Sotera Health Holdings, LLC	First lien senior secured loan	9.07%	SOFR (M)	3.75%		12/2026		2,992.5	2,992.5	2,992.5	(3)(5)(6)
	First lien senior secured loan	8.18%	SOFR (M)	2.75%		12/2026		6,500.0	6,480.1	6,433.4	(3)(5)
									9,472.6	9,425.9
Star Parent Inc	First lien senior secured loan	9.47%	SOFR (S)	4.00%		09/2030		2,500.6	2,463.1	2,441.9
Surgery Center Holdings, Inc.	First lien senior secured loan	9.19%	SOFR (M)	3.75%		08/2026		7,260.9	7,264.2	7,263.7	(3)(5)
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (8)	First lien senior secured loan	12.29%	SOFR (Q)	6.75%		03/2029		10,700.9	10,407.0	10,700.9	(5)(6)
	Class A interests				03/2023		100		100.0	97.6	(6)
									10,507.0	10,798.5
Viant Medical Holdings, Inc.	First lien senior secured loan	9.18%	SOFR (M)	3.75%		07/2025		24,881.1	24,128.4	24,383.5
	Second lien senior secured loan	13.18%	SOFR (M)	7.75%		07/2026		25.0	22.8	23.0
									24,151.2	24,406.5
Waystar Technologies, Inc.	First lien senior secured loan	9.43%	SOFR (M)	4.00%		10/2026		10,895.7	10,874.8	10,895.7

									221,353.8	222,281.0		17.64%
Insurance Services
Acrisure, LLC	First lien senior secured loan	11.12%	SOFR (Q)	5.75%		02/2027		22,387.2	22,223.4	22,443.2	(5)
	First lien senior secured loan	8.93%	LIBOR (M)	3.50%		02/2027		344.0	322.7	338.8	(6)
	Senior subordinated loan	7.00%			07/2022	11/2025		5,000.0	4,864.6	4,856.7
									27,410.7	27,638.7
Alliant Holdings Intermediate, LLC	First lien senior secured loan	8.83%	SOFR (M)	3.50%		11/2027		3,576.3	3,540.5	3,568.5	(5)
AMWINS Group, Inc.	First lien senior secured loan	7.68%	SOFR (M)	2.25%		02/2028		7,265.3	7,253.8	7,214.9	(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Asurion, LLC	First lien senior secured loan	8.68%	SOFR (M)	3.25%		12/2026		7,979.5	7,808.7	7,799.9
	First lien senior secured loan	9.67%	SOFR (M)	4.25%		08/2028		3,287.7	3,154.8	3,189.0
									10,963.5	10,988.9
Broadstreet Partners, Inc.	First lien senior secured loan	9.32%	SOFR (M)	4.00%		01/2029		12,468.8	12,404.6	12,453.2
Cross Financial Corp.	First lien senior secured loan	9.43%	SOFR (M)	4.00%		09/2027		5,129.8	5,116.0	5,129.8	(5)
HIG Finance 2 Limited	First lien senior secured loan	9.32%	SOFR (M)	4.00%		04/2030		8,531.3	8,511.4	8,520.7	(3)(5)
Hub International Limited	First lien senior secured loan	9.58%	SOFR (S)	4.25%		06/2030		9,338.0	9,328.1	9,353.6	(5)
	First lien senior secured loan	9.37%	SOFR (Q)	4.00%		11/2029		3,047.2	3,044.8	3,049.3	(5)
									12,372.9	12,402.9
Hyperion Refinance S.a r.l.	First lien senior secured loan	8.69%	LIBOR (M)	3.25%		11/2027		7,849.4	7,847.6	7,816.1	(3)(5)
NFP Corp.	First lien senior secured loan	8.68%	SOFR (M)	3.25%		02/2027		10,295.7	10,156.6	10,156.0
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First lien senior secured loan	9.07%	SOFR (M)	3.75%		02/2028		12,097.2	12,025.5	12,065.5
USI, Inc.	First lien senior secured loan	9.14%	SOFR (Q)	3.75%		11/2029		8,322.5	8,312.3	8,309.8	(5)
	First lien senior secured loan	9.61%	SOFR (S)	3.75%		09/2030		3,500.0	3,491.3	3,489.8
	First lien senior secured loan	9.61%	SOFR (S)	3.75%		09/2030		2,992.3	2,984.8	2,982.3
									14,788.4	14,781.9

									132,391.5	132,737.1		10.54%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	8.18%	SOFR (M)	2.75%		02/2028		11,703.6	11,665.2	11,686.1	(5)
Corporation Service Company	First lien senior secured loan	8.67%	SOFR (M)	3.25%		11/2029		7,591.7	7,593.7	7,582.2	(5)
Dun & Bradstreet Corporation, The	First lien senior secured loan	8.32%	SOFR (M)	3.00%		01/2029		335.4	335.8	334.4	(3)
	First lien senior secured loan	8.17%	SOFR (M)	2.75%		02/2026		17,720.5	17,716.6	17,681.7	(3)
									18,052.4	18,016.1
FlyWheel Acquireco, Inc. (8)	First lien senior secured revolving loan	11.83%	SOFR (M)	6.50%		05/2028		1,071.4	1,027.0	1,039.3	(5)(6)
	First lien senior secured loan	11.83%	SOFR (M)	6.50%		05/2030		13,392.9	13,013.4	13,125.0	(5)(6)
									14,040.4	14,164.3
Kings Buyer, LLC (8)	First lien senior secured loan	12.00%	SOFR (S)	6.50%		10/2027		18,470.7	18,194.6	18,193.7	(5)(6)
Lightbeam Bidco, Inc. (8)	First lien senior secured revolving loan	11.71%	SOFR (Q)	6.25%		05/2029		0.1	0.1	0.1	(5)(6)
	First lien senior secured loan	11.72%	SOFR (Q)	6.25%		05/2030		13,026.3	12,781.1	12,765.8	(5)(6)
									12,781.2	12,765.9
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (8)	First lien senior secured loan	11.89%	SOFR (Q)	6.50%		05/2028		766.7	746.9	766.7	(5)(6)
	First lien senior secured loan	11.88%	SOFR (Q)	6.50%		05/2028		2,584.2	2,496.6	2,584.2	(5)(6)
									3,243.5	3,350.9
Omnia Partners, LLC (8)	First lien senior secured loan	9.60%	SOFR (Q)	4.25%		07/2030		4,570.6	4,526.0	4,571.6

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (8)	First lien senior secured revolving loan	10.88%	SOFR (M)	5.50%		08/2029		0.5	0.5	0.5	(5)(6)
	First lien senior secured loan	13.38% (4.00% PIK)	SOFR (M)	8.00%		08/2029		12,000.0	11,435.7	11,784.1	(5)(6)
	First lien senior secured loan	13.41%	SOFR (Q)	8.00%		08/2029		3,600.0	3,223.9	3,456.2	(5)(6)
	Warrant to purchase units of Class A common units				08/2023	08/2036	23,660		449.6	449.6	(6)
									15,109.7	15,690.4
Saturn Purchaser Corp.	First lien senior secured loan	11.01%	SOFR (M)	5.60%		07/2029		8,389.3	8,348.9	8,347.3	(5)(6)
VT Topco, Inc.	First lien senior secured loan	9.66%	SOFR (B)	4.25%		08/2030		3,125.0	3,094.2	3,122.4	(5)

									116,649.8	117,490.9		9.33%
Financial Services
Apple Bidco, LLC	First lien senior secured loan	9.32%	SOFR (M)	4.00%		09/2028		6,467.4	6,410.9	6,456.6	(5)
Bleriot US Bidco Inc.	First lien senior secured loan	9.65%	SOFR (Q)	4.00%		10/2028		2,487.6	2,485.2	2,487.6
Corient Holdings, Inc.	Series A preferred stock				05/2023		15,000		15,000.0	15,000.0	(6)
Focus Financial Partners, LLC	First lien senior secured loan	8.57%	SOFR (M)	3.25%		06/2028		7,320.7	7,320.7	7,295.3	(5)
	First lien senior secured loan	7.82%	SOFR (M)	2.50%		06/2028		1,994.9	1,994.9	1,987.4	(5)
									9,315.6	9,282.7
GC Waves Holdings, Inc. (8)	First lien senior secured loan	11.42%	SOFR (M)	6.00%		08/2028		811.5	795.9	795.2	(3)(5)(6)
GIP Pilot Acquisition Partners, L.P.	First lien senior secured loan	8.90%	LIBOR (S)	3.00%		09/2030		4,350.0	4,335.8	4,333.7	(6)
GTCR F Buyer Corp. and GTCR (D) Investors LP (8)(9)	First lien senior secured loan	11.40%	SOFR (S)	6.00%		09/2030		10,000.0	9,752.4	9,750.0	(5)(6)
	Limited partnership interests				09/2023		74,074		74.7	74.1	(6)
									9,827.1	9,824.1
GTCR W Merger Sub LLC	First lien senior secured loan	9.22%	SOFR (S)	3.75%		09/2030		14,000.0	13,940.0	13,989.8	(5)
Hg Saturn LuchaCo Limited	First lien senior secured loan	12.69%	SONIA (S)	7.50%		03/2026		1,464.7	1,431.1	1,431.7	(3)(5)(6)
LBM Acquisition LLC	First lien senior secured loan	9.17%	SOFR (M)	3.75%		12/2027		5,780.1	5,667.5	5,632.3	(5)
Mermaid Bidco Inc.	First lien senior secured loan	9.90%	SOFR (Q)	4.50%		12/2027		4,289.3	4,208.0	4,283.9	(5)(6)
Midcap Financial Issuer Trust	Senior subordinated loan	6.50%	(S)	6.50%	09/2023	05/2028		3,000.0	2,702.0	2,589.6	(3)
NEP Group, Inc.	First lien senior secured loan	8.68%	SOFR (M)	3.25%		10/2025		5,447.4	5,298.3	5,253.4
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (8)(9)	First lien senior secured revolving loan	12.16%	SOFR (M)	6.75%		05/2028		50.3	27.9	27.7	(3)(5)(6)
	First lien senior secured loan	12.17%	SOFR (M)	6.75%		05/2029		1,651.4	1,605.0	1,634.9	(3)(5)(6)
	First lien senior secured loan	12.18%	SOFR (S)	6.75%		05/2029		12,165.0	11,802.9	12,043.3	(3)(5)(6)
	Limited partnership interests				09/2023		80,000		80.0	80.0	(3)(6)
									13,515.8	13,785.9
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (8)	First lien senior secured loan	11.62%	SOFR (Q)	6.25%		08/2029		8,000.0	7,766.7	7,760.0	(3)(5)(6)
	Preferred units				07/2023		1,333,333		1,315.5	1,333.3	(3)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									9,082.2	9,093.3
The Edelman Financial Center, LLC	Second lien senior secured loan	12.18%	SOFR (M)	6.75%		07/2026		25,000.0	24,480.7	24,906.3	(3)

									128,496.1	129,146.1		10.25%
Media and Entertainment
22 HoldCo Limited (8)	Senior subordinated loan	12.46% PIK	SONIA (S)	7.00%		08/2033		11,505.6	11,630.9	11,160.5	(3)(5)(6)
AVSC Holding Corp.	First lien senior secured loan	8.92%	SOFR (M)	3.50%		03/2025		4,269.6	4,136.2	4,103.2	(5)
	First lien senior secured loan	10.92%	SOFR (M)	5.50%		10/2026		5,400.8	5,295.0	5,221.1	(5)
									9,431.2	9,324.3
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		5,035.3	5,141.0	(3)(6)
Creative Artists Agency, LLC	First lien senior secured loan	8.82%	SOFR (M)	3.50%		11/2028		6,277.8	6,242.9	6,247.5
ECL Entertainment, LLC	First lien senior secured loan	10.14%	SOFR (Q)	4.75%		09/2030		3,195.5	3,136.9	3,186.1	(5)
League One Volleyball, Inc.	Series B preferred stock				07/2023		194		1.0	1.0	(6)
LiveBarn Inc.	Preferred stock				08/2023		2,838,691		10,000.0	10,000.0	(3)(6)
NASCAR Holdings, LLC	First lien senior secured loan	7.93%	SOFR (M)	2.50%		10/2026		925.6	927.9	926.2
Renaissance Holding Corp.	First lien senior secured loan	10.07%	SOFR (M)	4.75%		04/2030		6,000.0	5,904.3	5,945.3	(5)
United Talent Agency, LLC	First lien senior secured loan	9.43%	SOFR (M)	4.00%		07/2028		9,450.5	9,409.7	9,403.3	(5)
Univision Communications Inc.	First lien senior secured loan	8.74%	SOFR (Q)	3.25%		06/2027		1,519.4	1,498.4	1,498.5
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	8.18%	SOFR (M)	2.75%		05/2025		15,631.3	15,604.1	15,590.1	(3)
Zuffa Guarantor LLC	First lien senior secured loan	8.37%	SOFR (Q)	2.75%		04/2026		8,976.5	8,972.1	8,962.2	(3)(5)

									87,794.7	87,386.0		6.94%
Pharmaceuticals, Biotechnology and Life Sciences
Alcami Corporation and ACM Note Holdings, LLC (8)	First lien senior secured loan	12.42%	SOFR (M)	7.00%		12/2028		4,078.8	3,883.5	4,078.8	(5)(6)
Bamboo US BidCo LLC (8)	First lien senior secured loan	9.86%	Euribor (M)	6.00%		09/2030		8,278.8	8,030.6	8,030.4	(5)(6)
	First lien senior secured loan	11.32%	SOFR (M)	6.00%		09/2030		12,585.2	12,208.0	12,207.7	(5)(6)
									20,238.6	20,238.1
Cambrex Corporation	First lien senior secured loan	8.92%	SOFR (M)	3.50%		12/2026		6,427.2	6,427.2	6,387.1	(5)
Curium BidCo S.a r.l.	First lien senior secured loan	9.89%	SOFR (Q)	4.50%		07/2029		8,279.3	8,269.0	8,258.6	(3)
Da Vinci Purchaser Corp.	First lien senior secured loan	9.43%	SOFR (M)	4.00%		01/2027		6,936.6	6,847.6	6,849.9	(5)
Maravai Intermediate Holdings, LLC	First lien senior secured loan	8.32%	SOFR (Q)	3.00%		10/2027		10,399.0	10,374.7	10,113.0	(3)(5)
Packaging Coordinators Midco, Inc.	First lien senior secured loan	9.15%	SOFR (Q)	3.50%		11/2027		7,303.5	7,274.7	7,264.7	(5)
Precision Medicine Group, LLC	First lien senior secured loan	8.49%	SOFR (Q)	3.00%		11/2027		9,966.8	9,784.1	9,829.7	(5)(6)

									73,099.4	73,019.9		5.80%
Materials
Berlin Packaging L.L.C.	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		03/2028		997.4	983.7	981.0	(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.20%	SOFR (Q)	3.75%		03/2028		2,992.4	2,981.1	2,956.6	(5)
									3,964.8	3,937.6
Charter Next Generation, Inc.	First lien senior secured loan	9.18%	SOFR (M)	3.75%		12/2027		17,283.2	17,183.2	17,110.4	(5)
ProAmpac PG Borrower LLC	First lien senior secured loan	10.23%	SOFR (S)	4.75%		11/2028		8,000.0	7,920.0	7,948.0	(5)
Starfruit Finco B.V	First lien senior secured loan	9.43%	SOFR (M)	4.00%		04/2028		3,000.0	2,970.0	2,957.5	(3)
Trident TPI Holdings, Inc.	First lien senior secured loan	9.89%	SOFR (Q)	4.50%		09/2028		9,975.0	9,756.3	9,943.2	(5)
Vobev, LLC and Vobev Holdings, LLC (8)	First lien senior secured revolving loan	10.34%	SOFR (S)	5.00%		04/2028		0.7	0.7	0.7	(5)(6)
	First lien senior secured loan	13.18% (4.00% PIK)	SOFR (Q)	7.75%		04/2028		4,557.8	4,434.6	4,329.9	(5)(6)
									4,435.3	4,330.6

									46,229.6	46,227.3		3.67%
Investment Funds and Vehicles
BALLY 2023-24	Collaterized loan obligation	10.31%	SOFR (Q)	5.05%	05/2023	07/2036		1,500.0	1,500.0	1,512.9	(3)(6)
BCC 2023-3	Collaterized loan obligation	10.62%	SOFR (Q)	5.25%	06/2023	07/2036		1,500.0	1,500.0	1,507.7	(3)(6)
CGMS 2023-1	Collaterized loan obligation	10.41%	SOFR (Q)	5.10%	04/2023	07/2035		1,250.0	1,250.0	1,261.3	(3)(6)
CGMS 2023-2	Collaterized loan obligation	10.26%	SOFR (Q)	5.00%	05/2023	07/2036		2,000.0	2,000.0	1,995.5	(3)(6)
JNPPK 2023-1	Collaterized loan obligation	9.86%	SOFR (Q)	4.70%	05/2023	07/2035		2,000.0	2,000.0	2,008.6	(3)(6)
KKR 48	Collaterized loan obligation	9.83%	SOFR (Q)	4.30%	09/2023	10/2036		2,000.0	2,000.0	2,000.0	(3)(6)
MAGNE 2023-36	Collaterized loan obligation	10.06%	SOFR (Q)	4.90%	04/2023	04/2036		1,750.0	1,750.0	1,764.7	(3)(6)
OAKC 2022-12	Collaterized loan obligation	10.05%	SOFR (Q)	5.00%	07/2023	07/2036		2,000.0	2,000.0	2,007.4	(3)(6)
OAKC 2023-15	Collaterized loan obligation	10.12%	SOFR (Q)	5.00%	04/2023	04/2035		2,000.0	2,000.0	2,017.9	(3)(6)
OAKC 2023-16	Collaterized loan obligation	9.53%	SOFR (Q)	4.00%	09/2023	10/2036		2,000.0	2,000.0	2,007.5	(3)(6)
TCIFC 2023-2	Collaterized loan obligation	10.47%	SOFR (Q)	5.30%	04/2023	07/2035		2,500.0	2,500.0	2,514.2	(3)(6)
VOYA 2022-3	Collaterized loan obligation	9.92%	SOFR (Q)	4.50%	08/2023	10/2036		2,000.0	2,000.0	2,007.8	(3)(6)

									22,500.0	22,605.5		1.79%
Household and Personal Products
Silk Holdings III Corp. and Silk Holdings I Corp. (8)	First lien senior secured revolving loan	11.39%	SOFR (Q)	6.00%		05/2029		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	13.14%	SOFR (Q)	7.75%		05/2029		14,961.5	14,544.0	14,512.7	(5)(6)
	Common stock				05/2023		100		100.0	111.7	(6)
									14,644.6	14,625.0
Sunshine Luxembourg VII S.a r.l.	First lien senior secured loan	9.24%	SOFR (Q)	3.75%		10/2026		18,720.3	18,606.5	18,678.8	(3)(5)

									33,251.1	33,303.8		2.64%
Retailing and Distribution
CNT Holdings I Corp	First lien senior secured loan	8.80%	SOFR (Q)	3.50%		11/2027		10,968.5	10,857.0	10,923.4	(5)
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	8.69%	SOFR (M)	3.25%		11/2027		9,031.0	9,004.2	8,967.1	(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SCIH Salt Holdings Inc.	First lien senior secured loan	9.63%	SOFR (Q)	4.00%		03/2027		12,387.4	12,273.0	12,301.4	(5)

									32,134.2	32,191.9		2.56%
Automobiles and Components
First Brands Group, LLC	First lien senior secured loan	10.88%	SOFR (Q)	5.00%		03/2027		10,727.6	10,490.3	10,572.3	(5)
Wand Newco 3, Inc.	First lien senior secured loan	8.17%	SOFR (M)	2.75%		02/2026		20,750.4	20,639.8	20,694.2

									31,130.1	31,266.5		2.48%
Telecommunication Services
Iridium Satellite LLC	First lien senior secured loan	7.82%	SOFR (M)	2.50%		09/2030		5,037.2	5,034.7	5,026.7	(3)(5)
Switch Master Holdco LLC	First lien senior secured loan	8.25%	SOFR (S)	3.00%		12/2024		25,189.1	24,307.5	24,307.5	(6)

									29,342.2	29,334.2		2.33%
Energy
HighPeak Energy, Inc.	First lien senior secured loan	13.06%	SOFR (A)	7.50%		09/2026		25,000.0	24,385.1	24,750.0	(3)(5)(6)

									24,385.1	24,750.0		1.96%
Technology Hardware and Equipment
Emerald Debt Merger Sub LLC	First lien senior secured loan	8.32%	SOFR (M)	3.00%		05/2030		17,950.0	17,921.3	17,916.4
Safe Fleet Holdings LLC	First lien senior secured loan	9.17%	SOFR (M)	3.75%		02/2029		2,789.8	2,731.7	2,787.6	(5)
TGG TS Acquisition Company	First lien senior secured loan	11.93%	SOFR (M)	6.50%		12/2025		3,005.3	3,002.4	2,917.6

									23,655.4	23,621.6		1.87%
Consumer Staples Distribution and Retail
City Line Distributors LLC and City Line Investments LLC (8)	First lien senior secured loan	11.65%	SOFR (Q)	6.00%		08/2028		1,998.7	1,949.6	1,948.7	(5)(6)
	Class A units	8.00% PIK			08/2023		100,000		100.0	100.0	(6)
									2,049.6	2,048.7
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (8)	First lien senior secured loan	11.68%	SOFR (M)	6.25%		05/2029		9,450.0	9,186.3	9,166.5	(5)(6)
	Class B limited liability company interest				05/2023		0.18%		100.0	109.3	(6)
									9,286.3	9,275.8
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (8)(9)	First lien senior secured revolving loan	11.64%	SOFR (Q)	6.25%		01/2029		254.2	231.8	254.2	(5)(6)
	First lien senior secured loan	11.64%	SOFR (Q)	6.25%		01/2029		6,998.7	6,787.1	6,998.7	(5)(6)
	Common units				01/2023		50,000		50.0	56.0	(6)
									7,068.9	7,308.9

									18,404.8	18,633.4		1.48%
Consumer Durables and Apparel

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Lakeshore Learning Materials, LLC	First lien senior secured loan	8.93%	SOFR (M)	3.50%		09/2028		12,293.2	12,169.4	12,180.5	(5)
Topgolf Callaway Brands Corp.	First lien senior secured loan	8.92%	SOFR (M)	3.50%		03/2030		5,985.0	5,989.9	5,946.3	(3)

									18,159.3	18,126.8		1.44%
Food and Beverage
B&G Foods Inc	First lien senior secured loan	7.82%	SOFR (M)	2.50%		10/2026		5,000.0	4,975.0	4,935.4	(3)
Chobani, LLC	First lien senior secured loan	8.93%	SOFR (M)	3.50%		10/2027		6,395.6	6,393.2	6,389.6	(5)
Sigma Holdco BV	First lien senior secured loan	8.51%	SOFR (S)	3.00%		07/2025		3,562.5	3,562.5	3,547.6	(3)

									14,930.7	14,872.6		1.18%
Education
Simon & Schuster, Inc.	First lien senior secured loan	9.72%	SOFR (S)	4.25%		09/2030		8,571.5	8,497.5	8,506.9	(6)
University Support Services LLC	First lien senior secured loan	8.67%	SOFR (M)	3.25%		02/2029		3,989.8	3,969.9	3,947.9	(3)(5)

									12,467.4	12,454.8		0.99%
Transportation
AAdvantage Loyality IP Ltd. (American Airlines, Inc.)	First lien senior secured loan	10.34%	SOFR (Q)	4.75%		04/2028		1,503.9	1,518.5	1,547.5	(3)(5)
First Student Bidco Inc.	First lien senior secured loan	8.65%	SOFR (Q)	3.00%		07/2028		8,500.0	8,287.9	8,274.2	(5)

									9,806.4	9,821.7		0.78%
Power Generation
Terraform Power Operating, LLC	First lien senior secured loan	7.99%	SOFR (Q)	2.50%		05/2029		8,347.3	8,296.0	8,271.6	(5)

									8,296.0	8,271.6		0.66%
Semiconductors and Semiconductor Equipment
MKS Instruments, Inc.	First lien senior secured loan	7.82%	SOFR (S)	2.50%		09/2029		4,492.9	4,481.7	4,485.7	(3)(5)

									4,481.7	4,485.7		0.36%

Total Investments									$1,921,263.8	$1,928,018.3	(7)(10)	153.02%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$11,688	£9,427	Wells Fargo Bank, N.A.	8/21/2026	$200
Foreign currency forward contract	$8,380	€7,826	Wells Fargo Bank, N.A.	1/26/2024	52
Foreign currency forward contract	$874	£720	Wells Fargo Bank, N.A.	3/31/2026	(5)
Foreign currency forward contract	$583	£480	Wells Fargo Bank, N.A.	3/31/2025	(3)
Total					$244
________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of September 30, 2023 represented 153% of the Fund’s net assets or 90% of the Fund’s total assets, may be subject to legal restrictions on sales.

(2)Investments without an interest rate are non-income producing.

(3)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 23% of the Fund's total assets are represented by investments at fair value and other assets that are considered "non-qualifying assets" as of September 30, 2023.

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

(6)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Fund’s investments.

(7)As of September 30, 2023, the estimated net unrealized gain for federal tax purposes was $6.5 million based on a tax cost basis of $1.9 billion. As of September 30, 2023, the estimated aggregate gross unrealized gain for federal income tax purposes was $10.1 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $3.6 million.

(8)As of September 30, 2023, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
22 HoldCo Limited	$6,284.4	$—	$6,284.4	$—	$—	$6,284.4
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	25.0	—	25.0	—	—	25.0
Alcami Corporation and ACM Note Holdings, LLC	890.4	—	890.4	—	—	890.4
Bamboo US BidCo LLC	4,588.4	—	4,588.4	—	—	4,588.4
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	4,787.2	—	4,787.2	—	—	4,787.2
Bridgepoint Europe V Finance S.a r.l.	9,000.0	—	9,000.0	—	—	9,000.0
City Line Distributors LLC and City Line Investments LLC	800.5	(0.1)	800.4	—	—	800.4
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Crosspoint Capital AS SPV, LP	1,056.3	—	1,056.3			1,056.3
Excel Fitness Consolidator LLC	3,333.3	—	3,333.3	—	—	3,333.3
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	2,349.6	—	2,349.6	—	—	2,349.6
Flint OpCo, LLC	2,964.0	—	2,964.0	—	—	2,964.0
FlyWheel Acquireco, Inc.	1,607.1	(1,071.4)	535.7	—	—	535.7
GC Waves Holdings, Inc.	14,186.5	—	14,186.5	—	—	14,186.5
GroundWorks, LLC	1,263.8	—	1,263.8	—	—	1,263.8
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	5,229.4	—	5,229.4	—	—	5,229.4
GTCR F Buyer Corp. and GTCR (D) Investors LP	5,000.0	—	5,000.0	—	—	5,000.0
Hakken Midco B.V.	1,259.4	—	1,259.4	—	—	1,259.4
Helios Service Partners, LLC and Astra Service Partners, LLC	6,522.7	(0.4)	6,522.3	—	—	6,522.3
Higginbotham Insurance Agency, Inc.	2,590.7	—	2,590.7	—	—	2,590.7
Hyland Software, Inc.	1,102.9	—	1,102.9	—	—	1,102.9
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	853.8	—	853.8	—	—	853.8
Isthmus Capital LLC	1,963.0	—	1,963.0	—	—	1,963.0
Kings Buyer, LLC	1,529.3	—	1,529.3	—	—	1,529.3
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
Lightbeam Bidco, Inc.	1,974.7	(0.1)	1,974.6	—	—	1,974.6
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,526.3	—	5,526.3	—	—	5,526.3
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	1,271.0	—	1,271.0	—	—	1,271.0
North Haven Stack Buyer, LLC	25.0	—	25.0	—	—	25.0
Northwinds Holding, Inc. and Northwinds Services Group LLC	5,116.7	—	5,116.7	—	—	5,116.7
Omnia Partners, LLC	429.4	—	429.4	—	—	429.4
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	1,183.6	(50.3)	1,133.3	—	—	1,133.3
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	5,666.7	—	5,666.7	—	—	5,666.7
PestCo Holdings, LLC and PestCo, LLC	2,481.0	—	2,481.0	—	—	2,481.0
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	9,401.0	(0.5)	9,400.5	—	—	9,400.5
PushPay USA Inc.	357.1	—	357.1	—	—	357.1
PYE-Barker Fire & Safety, LLC	14,963.6	—	14,963.6	—	—	14,963.6
Silk Holdings III Corp. and Silk Holdings I Corp.	0.4	—	0.4	—	—	0.4
TSS Buyer, LLC	4,633.3	—	4,633.3	—	—	4,633.3
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4,245.3	—	4,245.3	—	—	4,245.3
Vobev, LLC and Vobev Holdings, LLC	488.8	(0.7)	488.1	—	—	488.1
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	2,966.1	(254.2)	2,711.9	—	—	2,711.9
	$140,511.7	$(1,378.2)	$139,133.5	$—	$—	$139,133.5

(9)As of September 30, 2023, the Fund was party to subscription agreements to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net adjusted unfunded equity commitments
GTCR F Buyer Corp. and GTCR (D) Investors LP	$25.9	$—	$25.9	$—	$25.9
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	20.0	—	20.0	—	20.0
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
	$51.5	$—	$51.5	$—	$51.5

(10)All investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Consumer Services
Alterra Mountain Company	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		08/2028		$1,296.7	$1,283.8	$1,278.1	(5)
Belfor Holdings, Inc.	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		04/2026		997.4	996.2	987.4
Caesars Resort Collection, LLC	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		12/2024		1,371.8	1,369.7	1,367.4	(3)
ClubCorp Holdings, Inc.	First lien senior secured loan	7.48%	LIBOR (Q)	2.75%		09/2024		269.3	243.7	241.8
Entain plc	First lien senior secured loan	8.18%	SOFR (Q)	3.50%		10/2029		250.0	246.9	248.5	(3)(5)
Golden Entertainment, Inc.	First lien senior secured loan	7.39%	LIBOR (M)	3.00%		10/2024		426.5	425.4	424.9	(3)(5)
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P. (7)	First lien senior secured loan	11.40%	SOFR (Q)	6.75%		12/2028		3,409.1	3,307.0	3,306.8	(5)(6)
	Common units				12/2022		50,000		50.0	50.0	(6)
									3,357.0	3,356.8
IRB Holding Corp.	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		02/2025		1,296.6	1,282.3	1,283.4	(5)
	First lien senior secured loan	7.32%	SOFR (M)	3.00%		12/2027		400.0	386.2	387.7	(5)
									1,668.5	1,671.1
KFC Holding Co.	First lien senior secured loan	6.09%	LIBOR (M)	1.75%		03/2028		399.0	392.0	393.5	(3)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (7)	First lien senior secured revolving loan	12.54%	SOFR (S)	7.50%		12/2027		24.3	18.8	23.6	(5)(6)
	First lien senior secured loan	12.54%	SOFR (S)	7.50%		12/2027		9,817.8	9,524.1	9,523.3	(5)(6)
	Limited partnership interest				12/2022		50,000		50.0	50.0	(6)
									9,592.9	9,596.9
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	8.37%	LIBOR (M)	4.00%		10/2027		1,496.2	1,430.2	1,413.9	(5)
Station Casinos LLC	First lien senior secured loan	6.64%	LIBOR (M)	2.25%		02/2027		567.4	554.3	552.9	(3)(5)
Whatabrands LLC	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		08/2028		498.7	481.9	481.4	(5)

									22,042.5	22,014.6		14.86%
Software and Services
Applied Systems, Inc.	First lien senior secured loan	9.08%	SOFR (Q)	4.50%		09/2026		1,000.0	997.5	994.3	(5)
Cast & Crew LLC	First lien senior secured loan	8.07%	SOFR (M)	3.75%		12/2028		1,034.9	1,020.6	1,018.9	(5)
CCC Intelligent Solutions Inc.	First lien senior secured loan	6.63%	LIBOR (M)	2.25%		09/2028		997.5	990.0	987.5	(3)(5)
CDK Global, Inc.	First lien senior secured loan	9.08%	SOFR (Q)	4.50%		07/2029		900.0	894.4	890.8	(5)
ECi Macola/MAX Holding, LLC	First lien senior secured loan	8.48%	LIBOR (Q)	3.75%		11/2027		1,246.8	1,201.9	1,192.9	(5)
Ensono, Inc.	First lien senior secured loan	8.90%	LIBOR (Q)	3.75%		05/2028		249.4	217.8	223.2	(5)
Epicor Software Corporation	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		07/2027		1,296.7	1,250.9	1,242.5	(5)
Gainwell Acquisition Corp.	First lien senior secured loan	8.73%	LIBOR (Q)	4.00%		10/2027		598.5	564.1	560.3	(5)
Genesys Cloud Services Holdings I, LLC	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		12/2027		400.0	391.0	383.3	(5)
Hyland Software, Inc.	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		07/2024		997.4	985.7	982.7	(5)
Netsmart, Inc.	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		10/2027		997.5	965.0	958.8	(5)
Open Text Corporation	First lien senior secured loan	7.93%	SOFR (Q)	3.50%		11/2029		777.6	761.5	758.7	(3)(5)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	9.98%	LIBOR (Q)	5.25%		02/2027		463.7	452.1	448.7	(3)(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Project Boost Purchaser, LLC	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		06/2026		1,496.1	1,448.3	1,439.3
Proofpoint, Inc.	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%		08/2028		997.5	960.8	957.0	(5)
Quest Software US Holdings Inc.	First lien senior secured loan	8.49%	SOFR (Q)	4.25%		02/2029		314.0	244.9	240.9	(5)
Sophia, L.P.	First lien senior secured loan	8.23%	LIBOR (Q)	3.50%		10/2027		997.5	965.1	960.7	(5)
	First lien senior secured loan	8.57%	SOFR (M)	4.25%		10/2027		298.5	291.3	289.5	(5)
									1,256.4	1,250.2
TIBCO Software Inc	First lien senior secured loan	9.18%	SOFR (Q)	4.50%		09/2028		500.0	445.0	441.9	(5)
Verscend Holding Corp.	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		08/2025		847.8	845.7	840.7

									15,893.6	15,812.6		10.68%
Capital Goods
AI Aqua Merger Sub, Inc. (7)	First lien senior secured loan	7.84%	SOFR (Q)	3.75%		07/2028		868.2	823.2	816.1	(5)
Alliance Laundry Systems LLC	First lien senior secured loan	7.41%	LIBOR (Q)	3.50%		10/2027		997.4	976.9	976.7	(5)
Brookfield WEC Holdings Inc.	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		08/2025		1,496.2	1,470.0	1,473.0	(5)
Brown Group Holding, LLC	First lien senior secured loan	6.88%	LIBOR (M)	2.50%		06/2028		1,296.5	1,278.7	1,270.7	(5)
Chart Industries, Inc.	First lien senior secured loan	8.21%	SOFR (Q)	3.75%		12/2029		1,300.0	1,267.5	1,284.6	(3)(5)
Clarios Global LP	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		04/2026		1,000.0	985.0	977.9
Dynasty Acquisition Co., Inc.	First lien senior secured loan	7.92%	SOFR (M)	3.50%		04/2026		648.7	621.1	617.1
	First lien senior secured loan	7.92%	SOFR (M)	3.50%		04/2026		348.7	333.9	331.8
									955.0	948.9
Generac Power Systems, Inc.	First lien senior secured loan	5.97%	SOFR (M)	1.75%		12/2026		1,150.0	1,124.2	1,116.6	(3)
Madison IAQ LLC	First lien senior secured loan	7.99%	LIBOR (Q)	3.25%		06/2028		1,246.8	1,158.9	1,157.2	(5)
Pike Corporation	First lien senior secured loan	7.82%	SOFR (M)	3.50%		01/2028		897.8	888.0	889.1
Pro Mach Group, Inc.	First lien senior secured loan	9.51%	SOFR (Q)	5.00%		08/2028		1,000.0	950.0	960.0	(5)
SRS Distribution Inc.	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		06/2028		690.7	661.4	659.0	(5)
TransDigm Inc.	First lien senior secured loan	6.98%	LIBOR (Q)	2.25%		05/2025		498.7	495.0	492.8	(3)
	First lien senior secured loan	7.83%	SOFR (Q)	3.25%		02/2027		500.0	490.1	497.6	(3)
									985.1	990.4
Wilsonart LLC	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%		12/2026		1,396.4	1,328.7	1,325.9	(5)

									14,852.6	14,846.1		10.02%
Health Care Services
Agiliti Health, Inc.	First lien senior secured loan	6.88%	LIBOR (M)	2.75%		01/2026		1,196.9	1,170.0	1,165.5	(3)
athenahealth Group Inc. (7)	First lien senior secured loan	7.82%	SOFR (M)	3.50%		02/2029		767.4	694.5	690.9	(5)
	First lien senior secured loan	7.41%	SOFR (M)	3.50%		02/2029		32.7	20.3	29.4	(5)
									714.8	720.3
Confluent Medical Technologies, Inc.	First lien senior secured loan	8.33%	SOFR (Q)	3.75%		02/2029		498.7	475.1	471.3	(5)(6)
Electron Bidco Inc.	First lien senior secured loan	7.39%	LIBOR (M)	3.00%		11/2028		997.5	975.0	969.8	(5)
Ensemble RCM, LLC	First lien senior secured loan	7.94%	SOFR (Q)	3.75%		08/2026		997.4	977.6	984.5

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Mamba Purchaser, Inc.	First lien senior secured loan	7.89%	LIBOR (M)	3.50%		10/2028		1,296.6	1,245.0	1,235.6	(5)
Medline Borrower, LP	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		10/2028		798.0	761.1	757.3	(5)
PointClickCare Technologies Inc.	First lien senior secured loan	7.75%	LIBOR (Q)	3.00%		12/2027		1,391.5	1,363.4	1,349.7	(3)(5)
Viant Medical Holdings, Inc.	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		07/2025		1,586.8	1,401.8	1,394.1
Waystar Technologies, Inc.	First lien senior secured loan	8.38%	LIBOR (M)	4.00%		10/2026		1,496.2	1,475.6	1,467.5

									10,559.4	10,515.6		7.10%
Insurance Services
Acrisure, LLC	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		02/2027		91.2	86.4	86.4	(5)
	First lien senior secured loan	8.63%	LIBOR (M)	4.25%		02/2027		997.5	965.7	963.4	(5)
									1,052.1	1,049.8
Alliant Holdings Intermediate, LLC	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		05/2025		997.4	983.1	983.2
Asurion, LLC	First lien senior secured loan	7.38%	LIBOR (M)	3.00%		11/2024		797.9	772.3	773.3
	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		07/2027		199.5	174.1	174.2
									946.4	947.5
Hub International Limited	First lien senior secured loan	7.33%	LIBOR (Q)	3.00%		04/2025		997.4	984.5	985.3
Hyperion Refinance S.a r.l.	First lien senior secured loan	7.69%	LIBOR (M)	3.25%		11/2027		997.5	971.3	969.8	(3)(5)
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First lien senior secured loan	7.63%	LIBOR (M)	3.25%		12/2025		1,346.5	1,308.1	1,308.0
	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		09/2026		399.0	389.6	391.1
									1,697.7	1,699.1
USI, Inc.	First lien senior secured loan	8.33%	SOFR (Q)	3.75%		11/2029		1,271.8	1,261.0	1,258.2	(5)

									7,896.1	7,892.9		5.33%
Materials
Charter Next Generation, Inc.	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		12/2027		1,000.0	975.0	969.7	(5)
Mauser Packaging Solutions Holding Company	First lien senior secured loan	7.37%	LIBOR (M)	3.25%		04/2024		1,246.7	1,217.4	1,215.7
Pregis TopCo LLC	First lien senior secured loan	8.19%	SOFR (M)	3.75%		07/2026		1,196.9	1,170.0	1,161.3
Pretium PKG Holdings, Inc.	First lien senior secured loan	7.74%	LIBOR (Q)	4.00%		10/2028		299.2	239.4	237.7	(5)
Summit Materials, LLC	First lien senior secured loan	7.47%	SOFR (Q)	3.00%		12/2027		500.0	495.0	499.4	(3)
Trident TPI Holdings, Inc.	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%		10/2024		1,246.7	1,237.4	1,230.0	(5)

									5,334.2	5,313.8		3.59%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		02/2028		997.5	989.2	987.8	(5)
Corporation Service Company	First lien senior secured loan	7.57%	SOFR (M)	3.25%		11/2029		1,000.0	991.9	987.5	(5)
The Dun & Bradstreet Corporation	First lien senior secured loan	7.64%	LIBOR (M)	3.25%		02/2026		575.7	569.0	569.5	(3)
Eagle Parent Corp.	First lien senior secured loan	8.83%	SOFR (Q)	4.25%		04/2029		997.5	978.8	977.5	(5)
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (7)	First lien senior secured loan	11.05%	SOFR (Q)	6.50%		05/2028		774.4	751.2	751.2	(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	11.05%	SOFR (Q)	6.50%		11/2032		705.7	630.0	684.5	(5)(6)
									1,381.2	1,435.7

									4,910.1	4,958.0		3.35%
Media and Entertainment
AVSC Holding Corp.	First lien senior secured loan	7.68%	LIBOR (Q)	3.50%		03/2025		997.7	912.8	912.5	(5)
Charter Communications Operating, LLC	First lien senior secured loan	6.14%	LIBOR (M)	1.75%		02/2027		443.9	433.3	432.8	(3)
NASCAR Holdings, LLC	First lien senior secured loan	6.88%	LIBOR (M)	2.50%		10/2026		482.3	481.1	480.8
Red Ventures, LLC (New Imagitas, Inc.)	First lien senior secured loan	6.88%	LIBOR (M)	2.50%		11/2024		497.6	492.0	493.7
Univision Communications Inc.	First lien senior secured loan	7.13%	LIBOR (M)	2.75%		03/2024		500.2	500.2	499.1	(5)
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	7.14%	LIBOR (M)	2.75%		05/2025		1,096.3	1,071.5	1,070.6	(3)

									3,890.9	3,889.5		2.63%
Pharmaceuticals, Biotechnology and Life Sciences
Alcami Corporation and ACM Note Holdings, LLC (7)	First lien senior secured loan	11.42%	SOFR (M)	7.00%		12/2028		4,109.6	3,884.6	3,883.6	(5)(6)

									3,884.6	3,883.6		2.62%

Financial Services
Focus Financial Partners, LLC	First lien senior secured loan	6.82%	SOFR (M)	2.50%		06/2028		189.1	184.7	185.1	(3)(5)
	First lien senior secured loan	7.57%	SOFR (M)	3.25%		06/2028		698.3	693.0	688.9	(3)(5)
									877.7	874.0
MH Sub I, LLC (Micro Holding Corp.)	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		09/2024		997.4	973.2	967.6
Nexus Buyer LLC	First lien senior secured loan	8.13%	LIBOR (M)	3.75%		11/2026		498.7	478.1	476.8
Polaris Newco, LLC	First lien senior secured loan	8.73%	LIBOR (Q)	4.00%		06/2028		548.6	504.5	499.4	(5)
Project Accelerate Parent, LLC	First lien senior secured loan	8.63%	LIBOR (M)	4.25%		01/2025		847.8	800.3	792.7	(5)

									3,633.8	3,610.5		2.44%
Technology Hardware and Equipment
Safe Fleet Holdings LLC	First lien senior secured loan	8.07%	SOFR (M)	3.75%		02/2029		1,561.1	1,512.3	1,505.5	(5)
TGG TS Acquisition Company	First lien senior secured loan	10.88%	LIBOR (M)	6.50%		12/2025		1,250.0	1,232.8	1,225.0

									2,745.1	2,730.5		1.84%
Retailing and Distribution
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	6.58%	LIBOR (Q)	3.25%		11/2027		748.1	737.2	735.9	(5)
Oculus Acquisition Corp.	First lien senior secured loan	7.24%	SOFR (Q)	3.50%		11/2027		997.5	967.6	963.8	(5)
SCIH Salt Holdings Inc.	First lien senior secured loan	8.41%	LIBOR (Q)	4.00%		03/2027		892.2	868.6	865.2	(5)

									2,573.4	2564.9		1.73%

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Food and Beverage
Froneri International Limited	First lien senior secured loan	6.63%	LIBOR (M)	2.25%		01/2027		1113.8	1,084.9	1082.1	(3)
Sycamore Buyer LLC	First lien senior secured loan	6.69%	SOFR (M)	2.25%		07/2029		1000.0	980.0	973.5	(5)
Woof Holdings, Inc.	First lien senior secured loan	8.10%	LIBOR (M)	3.75%		12/2027		498.7	472.4	468.0	(5)

									2,537.3	2523.6		1.70%
Automobiles and Components
American Axle & Manufacturing, Inc.	First lien senior secured loan	7.90%	SOFR (M)	3.50%		12/2029		500.0	485.1	488.3	(3)(5)
Wand Newco 3, Inc.	First lien senior secured loan	7.38%	LIBOR (M)	3.00%		02/2026		1296.7	1,237.1	1226.7

									1,722.2	1715.0		1.16%
Energy
Freeport LNG Investments, LLLP	First lien senior secured loan	7.24%	LIBOR (Q)	3.00%		11/2026		500.0	475.0	471.7
	First lien senior secured loan	7.74%	LIBOR (Q)	3.50%		12/2028		149.6	142.0	142.0	(5)
									617.0	613.7
Hamilton Projects Acquiror, LLC	First lien senior secured loan	9.23%	LIBOR (Q)	4.50%		06/2027		1,053.6	1,039.4	1,035.6	(5)

									1,656.4	1,649.3		1.11%
Education
Gems Menasa (Cayman) Limited	First lien senior secured loan	8.57%	LIBOR (S)	5.00%		07/2026		750.0	748.1	742.1	(3)(5)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	7.98%	LIBOR (Q)	3.25%		03/2025		498.7	466.3	461.3	(5)

									1,214.4	1,203.4		0.81%
Transportation
AAdvantage Loyality IP Ltd. (American Airlines, Inc.)	First lien senior secured loan	8.99%	LIBOR (Q)	4.75%		04/2028		983.0	975.8	977.7	(3)(5)

									975.8	977.7		0.66%
Power Generation
Vistra Operations Company LLC	First lien senior secured loan	6.09%	LIBOR (M)	1.75%		12/2025		747.9	738.8	740.6	(3)

									738.8	740.6		0.50%
Consumer Durables and Apparel
Lakeshore Learning Materials, LLC	First lien senior secured loan	8.23%	LIBOR (Q)	3.50%		09/2028		748.1	735.0	729.4	(5)

									735.0	729.4		0.49%
Telecommunication Services
Iridium Satellite LLC	First lien senior secured loan	6.92%	LIBOR (Q)	2.50%		11/2026		498.6	495.5	493.4	(3)(5)

									495.5	493.4		0.33%
Investment Funds and Vehicles
The Edelman Financial Center, LLC	First lien senior secured loan	7.88%	LIBOR (M)	3.50%		04/2028		498.7	477.7	464.2	(5)

									477.7	464.2		0.31%

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

Total Investments									$108,769.4	$108,529.2	(8)(9)	73.28%

________________________________________

(1)The Fund’s portfolio company investments, which as of December 31, 2022 represented 73% of the Fund’s net assets or 47% of the Fund’s total assets, may be subject to legal restrictions on sales.

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Operations:
Net investment income	$20,878	$35,768
Net realized gains	2,247	4,201
Net unrealized gains	4,395	7,230
Net increase in net assets resulting from operations	27,520	47,199
Distributions to shareholders:
Distributed earnings - Class I	(15,222)	(15,222)
Distributed earnings - Class S	(1,348)	(1,348)
Distributed earnings - Class D	(362)	(362)
Net decrease in net assets from distributions	(16,932)	(16,932)
Share transactions:
Class I:
Proceeds from shares sold	664,218	910,682
Distributions reinvested	1,394	1,394
Net increase in net assets from share transactions	665,612	912,076
Class S:
Proceeds from shares sold	137,604	137,604
Distributions reinvested	11	11
Net increase in net assets from share transactions	137,615	137,615
Class D:
Proceeds from shares sold	31,848	31,848
Distributions reinvested	48	48
Net increase in net assets from share transactions	31,896	31,896
Total increase in net assets	845,711	1,111,854
Net assets, beginning of period	414,241	148,098
Net assets, end of period	$1,259,952	$1,259,952

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

For the Nine Months Ended September 30, 2023
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$47,199
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments and foreign currency transactions	(4,201)
Net unrealized gains on investments and foreign currency transactions	(7,230)
Net accretion of investments	(2,179)
PIK interest	(895)
PIK dividends	(101)
Amortization of debt issuance costs	1,161
Purchases of investments	(1,860,811)
Proceeds from repayments or sales of investments	429,680
Changes in operating assets and liabilities:
Interest receivable	(7,522)
Other assets	(13,334)
Base management fees payable	1,288
Income based fees payable	1,730
Capital gains incentive fees payable	1,397
Interest and facility fees payable	1,328
Accounts payable and other liabilities	8,914
Net cash used in operating activities	(1,403,576)
FINANCING ACTIVITIES:
Borrowings on debt	709,433
Repayments of debt	(365,100)
Debt issuance costs	(6,482)
Net proceeds from issuance of common shares	1,080,134
Distributions to shareholders	(6,154)
Net cash provided by financing activities	1,411,831
CHANGE IN CASH AND CASH EQUIVALENTS	8,255
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,672
Supplemental Information:
Interest paid during the period	$10,131
Distribution declared and payable during the period	$16,932

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023
(in thousands, except per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)

1. ORGANIZATION

Ares Strategic Income Fund (together with its consolidated wholly owned subsidiaries, the “Fund”) is a Delaware statutory trust formed on March 15, 2022. The Fund is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). The Fund has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

The Fund commenced operations on December 5, 2022. The Fund offers on a continuous basis up to $7.5 billion of its common shares, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”). On April 17, 2023, the Fund was granted an exemptive relief order from the SEC that permits the Fund to offer to sell any combination of three classes of Common Shares, with a dollar value up to the maximum offering amount of $7.5 billion of its Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, the Fund only offered and sold Class I shares and did not offer any Class S or Class D shares. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Offering is a “best efforts” offering, which means that Ares Wealth Management Solutions, LLC (“AWMS”), the intermediary manager for the Offering and an affiliate of the Fund’s investment adviser, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares. The Fund also engages in offerings of its Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

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

Pursuant to Rule 2a-5 under the Investment Company Act, the Fund's board of trustees has designated the Fund’s investment adviser as its “valuation designee” to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the overall supervision by the Fund’s board of trustees. All investments are recorded at their fair value.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Fund’s investment adviser, as the valuation designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Fund’s investment adviser, as the valuation designee, subject to the oversight of the Fund’s board of trustees, based on, among other things, the input of the Fund’s independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments at least quarterly (with certain de minimis exceptions) and under the valuation policy and a consistently applied valuation process. In addition, the Fund’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Fund’s investment valuation process within the context of performing the Fund’s financial statement audit.

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

When the Fund's investment adviser determines the Fund's NAV as of the last day of a month that is not also the last day of a calendar quarter, the Fund's investment adviser intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Fund's investment adviser will generally value such assets at the most recent quarterly valuation unless the Fund's investment adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Fund's investment adviser determines such a change has occurred with respect to one or more investments, the Fund's investment adviser will determine whether to update the value for each relevant investment. See Note 8 for more information on the Fund’s valuation process.

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

Foreign Currency Translation

The Fund’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the period.

(2)Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.

Results of operations based on changes in foreign exchange rates are separately disclosed in the consolidated statement of operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Derivative Instruments

The Fund follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Fund does not utilize hedge accounting and as such values its derivatives at fair value with the unrealized gains or losses recorded in “net unrealized gains (losses) from foreign currency transactions” in the Fund’s consolidated statement of operations.

Organization and Offering Expenses

Costs associated with the organization of the Fund are expensed as incurred upon commencement of the Fund’s operations on December 5, 2022. Costs associated with the offering of Common Shares of the Fund are capitalized as deferred offering expenses and included in other assets on the consolidated statements of assets and liabilities and amortized over a twelve-month period from incurrence. During the nine months ended September 30, 2023, the Fund capitalized approximately $5,842 of offering expenses (which includes all offering expenses incurred in connection with the Private Placement).

Distributions

To the extent that the Fund has taxable income available, the Fund intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the board of trustees and will depend on the Fund’s earnings, financial condition, maintenance of the Fund’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the board of trustees may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including shareholder servicing and/or distribution fees, if any.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt instrument using the straight line method.

Income Taxes

The Fund has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Fund must, among other requirements, meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Fund has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Fund from U.S. federal corporate-level income taxes.

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

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the investment advisory and management agreement, “net assets” means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP.

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. In no event will the capital gains incentive fee payable pursuant to the investment advisory and management agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended, including Section 205 thereof. If the investment advisory and management agreement shall terminate as of a date that is not a calendar year end, the termination shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains incentive fee.

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

The base management fees, income based fees and capital gains incentive fees for the three and nine months ended September 30, 2023 were as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Base management fees	$3,065	$4,763
Income based fees	$2,203	$3,016
Capital gains incentive fees(1)	$830	$1,397
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three and nine months ended September 30, 2023. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $1,397 as of September 30, 2023. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. Since inception through September 30, 2023, the Fund has not paid any capital gains incentive fees. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

The services of all investment professionals of the Fund’s investment adviser and its staff, when and to the extent engaged in providing investment advisory services to the Fund, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Fund’s investment adviser. Under the investment advisory and management agreement, the Fund bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization and offering expenses of the Fund associated with the Offering, as provided for in Financial Industry Regulatory Authority, Inc. (“FINRA”). Conduct Rule 2310(a)(12) (but excluding any shareholder servicing and/or distribution fees); calculation of the Fund’s NAV (including the cost and expenses of any independent valuation firm or pricing services); expenses incurred by the Fund’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Fund’s financial and legal affairs and in monitoring the Fund’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Fund’s investments) and performing due diligence on the Fund’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Fund’s investments; offerings of the Fund’s Common Shares and other securities; the costs of effecting any repurchases of the Common Shares and the Fund’s other securities; investment advisory fees, including management fees and incentive fees; payable under the investment advisory and management agreement; administration fees, if any, payable under the administration agreement; fees payable, if any, under any intermediary manager or selected intermediary agreements; shareholder servicing and/or distribution fees payable under the Fund’s distribution and shareholder servicing plan adopted pursuant to Rule 12b-1 under the Investment Company Act; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments (including payments to third party vendors for financial information services); transfer agent, escrow agent and custodial fees and expenses; federal and state registration fees; all costs of registration and listing the Fund’s Common Shares or any other securities on any securities exchange; federal, state and local taxes; independent trustees’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC) and an official or agency administering the securities laws of a state; the costs of any reports, proxy statements or other notices to shareholders, including printing and other related costs; commissions and other compensation payable to brokers or dealers; to the extent the Fund is covered by any joint insurance policies, the Fund’s allocable portion of the fidelity bond, trustees and officers’ errors or omissions liability insurance and any other insurance premiums; outside legal expenses; accounting expenses (including fees and disbursements and expenses related to the audit of the Fund and the preparation of the Fund’s tax information); direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, and staff; and all other expenses incurred by the Fund or its administrator in connection with administering the Fund’s business, as described in more detail under “Administration Agreement” below.

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

For the three and nine months ended September 30, 2023, the Fund incurred $769 and $2,205, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement. As of September 30, 2023, all administrative and other fees have been supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

Intermediary Manager Agreement

On April 24, 2023, the Fund entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with AWMS (the “Intermediary Manager”), an affiliate of the Fund’s investment adviser. The Intermediary Manager is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Fund’s net assets attributable to Class S shares and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers.

The Intermediary Manager is a broker-dealer registered with the SEC and a member of the FINRA.

The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Fund’s trustees who are not “interested persons”, as defined in the Investment Company Act, of the Fund and who have no direct or indirect financial interest in the operation of the Fund’s distribution plan or the Intermediary Manager Agreement, or by vote of a majority of the outstanding voting securities of the Fund, on not more than 60 days’ written notice to the Intermediary Manager or the Fund’s investment adviser. The Intermediary Manager Agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.

Shareholder Servicing and/or Distribution Fees

Pursuant to Rule 12b-1 under the Investment Company Act, the Fund adopted a shareholder servicing and distribution plan pursuant to which Class S and Class D shares are subject to a shareholder servicing and/or distribution fee. The following table shows the shareholder servicing and/or distribution fees the Fund pays the Intermediary Manager with respect to the Class S and Class D shares on an annualized basis as a percentage of the Fund’s NAV for such class. No shareholder servicing and/or distribution fee will be paid with respect to the Class I shares.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S	0.85%
Class D	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation.

The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers. Because the shareholder servicing and/or distribution fees with respect to Class S and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, such shareholder servicing and/or distribution fees reduce the NAV with respect to all shares of each such class, including shares issued under the Fund’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Fund, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of other assets of the Fund on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

The shareholder servicing and/or distribution fees that were attributable to Class S and D shares for the three and nine months ended September 30, 2023 were as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Class S	$143	$143
Class D	$11	$11

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

The Fund’s investment adviser has agreed not to seek recoupment of base management fees and incentive fees from the commencement of operations through July 31, 2023. As a result, as of September 30, 2023, $2,487 of base management fees and $1,286 of income based fees were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Annualized Distribution Ratios for the Period	Eligible for Reimbursement through
December 31, 2022	$1,449	$—	$—	$1,449	5.04%	$—	12/30/2025
January 31, 2023	$1,088	$—	$—	$1,088	4.56%	$—	1/31/2026
February 28, 2023	$891	$—	$—	$891	3.53%	$—	2/28/2026
March 31, 2023	$916	$—	$—	$916	3.63%	$—	3/31/2026
April 30, 2023	$1,083	$—	$—	$1,083	2.99%	$—	4/30/2026
May 31, 2023	$1,312	$—	$—	$1,312	2.47%	$—	5/31/2026
June 30, 2023	$2,253	$—	$—	$2,253	2.48%	$—	6/30/2026
July 31, 2023	$2,502	$—	$—	$2,502	1.16%	$—	7/31/2026
August 31, 2023	$2,300	$—	$—	$2,300	1.94%	$—	8/31/2026
September 30, 2023	$1,636	$—	$—	$1,636	1.66%	$—	9/30/2026
________________________________________

(1)In accordance with the Expense Support and Conditional Reimbursement Agreement, the ratio of operating expenses excludes organization and offering expenses, stated interest expense, base management fees and incentive fees.

4. INVESTMENTS

As of September 30, 2023 and December 31, 2022, investments consisted of the following:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$1,821,942	$1,828,553	$108,669	$108,429
Second lien senior secured loans	24,718	25,150	—	—
Senior subordinated loans	19,197	18,607	—	—
Collateralized loan obligations	22,500	22,605	—	—
Preferred equity	31,452	31,575	—	—
Other equity	1,455	1,528	100	100
Total	$1,921,264	$1,928,018	$108,769	$108,529
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023	December 31, 2022
Industry
Software and Services	19.8%	14.6%
Capital Goods	11.9	13.7
Consumer Services	11.7	20.3
Health Care Services	11.5	9.7
Insurance Services	6.9	7.3
Financial Services	6.7	3.3
Commercial and Professional Services	6.1	4.6
Media and Entertainment	4.5	3.6
Pharmaceuticals, Biotechnology and Life Sciences	3.8	3.6
Materials	2.4	4.9
Household and Personal Products	1.7	—
Retailing and Distribution	1.7	2.3
Automobiles and Components	1.6	1.6
Telecommunication Services	1.5	0.4
Energy	1.3	1.5
Other	6.9	8.6
Total	100.0%	100.0%

	As of
	September 30, 2023	December 31, 2022
Geographic Region
United States	90.9%	94.9%
Europe	5.2	2.5
Canada	2.9	1.9
Cayman Islands/Bermuda	1.0	0.7
Total	100.0%	100.0%
As of September 30, 2023 and December 31, 2022, none of the loans were on non-accrual status.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of September 30, 2023, the Fund’s asset coverage was 466%.

The Fund’s outstanding debt as of September 30, 2023 and December 31, 2022 was as follows:

	As of
	September 30, 2023				December 31, 2022
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$800,000	(2)	$344,333	$344,329	$625,000	(2)	$—	$—
SG Funding Facility	500,000	(3)	—	—	—		—	—
Total	$1,300,000		$344,333	$344,329	$625,000		$—	$—
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility and SG Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,050,000.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $750,000.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A. and each of the other parties thereto (the “Revolving Credit Facility”), that allows the Fund to borrow up to $800,000 at any one time outstanding. The end of the revolving period and the stated maturity date are December 20, 2026 and December 20, 2027, respectively. The Revolving Credit Facility also provides for a feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $1,050,000. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of September 30, 2023 and December 31, 2022, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2023, there was $344,333 outstanding under the Revolving Credit Facility. As of December 31, 2022, there were no borrowings under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000.

The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of September 30, 2023, the one, three and six month SOFR was 5.32%, 5.40% and 5.47%, respectively. As of September 30, 2023 and December 31, 2022, the applicable spread in effect was 1.875%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Fund is also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued and the applicable spread.

For the three and nine months ended September 30, 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Stated interest expense	$4,273	$9,265
Credit facility fees	510	1,426
Amortization of debt issuance costs	355	962
Total interest and credit facility fees expense	$5,138	$11,653
Cash paid for interest expense	$5,348	$10,131
Average stated interest rate	7.33%	7.28%
Average outstanding balance	$233,039	$169,594

SG Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that provides for a facility amount of $500,000. The end of the revolving period and the stated maturity date are July 26, 2026 and July 26, 2028, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $750,000.

In addition, the Fund, as transferor, and ASIF Funding I, as transferee, are party to a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Fund will transfer to ASIF Funding I certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding I under the SG Funding Facility are secured by substantially all assets held by ASIF Funding I.

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of September 30, 2023, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of September 30, 2023, there was no principal amount outstanding under the SG Funding Facility. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin that is a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consists of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that consists of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that does not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that does not consist of broadly syndicated loans. From and after the six-month anniversary of the effective date of the SG Funding Facility, the applicable margin will be subject to a floor of 2.75% per annum. As of September 30, 2023, the applicable spread in effect was 2.247%. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

For the three and nine months ended September 30, 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Stated interest expense	$—	$—
Credit facility fees	459	459
Amortization of debt issuance costs	199	199
Total interest and credit facility fees expense	$658	$658
Cash paid for interest expense	$—	$—
Average stated interest rate	—%	—%
Average outstanding balance	$—	$—

6. DERIVATIVE INSTRUMENTS

The Fund enters into derivative instruments from time to time to help mitigate its foreign currency risk exposure.

Certain information related to the Fund’s foreign currency forward derivative instruments as of September 30, 2023 is presented below.

	As of September 30, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	£9,427	8/21/2026	$11,688	$(11,488)	Other assets
Foreign currency forward contract	€7,826	1/26/2024	8,380	(8,328)	Other assets
Foreign currency forward contract	£720	3/31/2026	874	(879)	Accounts payable and other liabilities
Foreign currency forward contract	£480	3/31/2025	583	(586)	Accounts payable and other liabilities
Total			$21,525	$(21,281)
As of September 30, 2023, the counterparty to the Fund’s foreign currency forward contracts was Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments recognized by the Fund for the three and nine months ended September 30, 2023 are in the following locations in the consolidated statement of operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$—	$—
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions	$245	$245

7. COMMITMENTS AND CONTINGENCIES

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

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Fund had the following commitments to fund various revolving and delayed draw term loans:

	As of
	September 30, 2023	December 31, 2022
Total revolving and delayed draw term loan commitments	$140,512	$6,411
Less: funded commitments	(1,378)	(24)
Total unfunded commitments	139,134	6,387
Less: commitments substantially at discretion of the Fund	—	—
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	—
Total net adjusted unfunded revolving and delayed draw loan commitments	$139,134	$6,387

Included within the total revolving and delayed draw loan commitments as of September 30, 2023 and December 31, 2022 were delayed draw loan commitments totaling $107,287 and $6,707, respectively. The Fund’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

In addition, as of September 30, 2023, the Fund was party to subscription agreements to fund equity investment commitments in the aggregate amount of $52, all of which were unfunded. As of December 31, 2022, the Fund had no equity investment commitments.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of September 30, 2023:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,672	$—	$—	$121,672

First lien senior secured loans	$—	$1,286,134	$542,419	$1,828,553
Second lien senior secured loans	—	25,150	—	25,150
Senior subordinated loans	—	7,446	11,161	18,607
Collateralized loan obligations	—	—	22,605	22,605
Preferred equity	—	—	31,575	31,575
Other equity	—	—	1,528	1,528
Total investments	$—	$1,318,730	$609,288	$1,928,018

Derivatives - Foreign currency forward contracts	$—	$244	$—	$244

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2022:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$113,417	$—	$—	$113,417

First lien senior secured loans	$—	$89,785	$18,644	$108,429
Other equity	—	—	100	100
Total investments	$—	$89,785	$18,744	$108,529

The following tables summarize the significant unobservable inputs the Fund’s investment adviser used to value the majority of the Fund’s investments categorized within Level 3 as of September 30, 2023 and December 31, 2022, respectively. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of September 30, 2023
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$447,702	Yield analysis	Market yield	9.8% - 15.7%	12.7%
	94,717	Broker quotes	N/A	N/A	N/A
Senior subordinated loans	11,161	Yield analysis	Market yield	13.9%	13.9%
Collateralized loan obligations	22,605	Broker quotes	N/A	N/A	N/A
Preferred equity	31,575	EV market multiple analysis	EBITDA multiple	5.1x - 68.1x	29.9x
Other equity	1,528	EV market multiple analysis	EBITDA multiple	7.0x - 23.0x	13.6x
Total investments	$609,288
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2023, respectively:

As of and For the Three Months Ended September 30, 2023
Balance as of June 30, 2023	$308,151
Net realized gains	152
Net unrealized gains	5,202
Purchases	337,390
Sales	(12,544)
Repayments	(10,626)
PIK interest and dividends	168
Net accretion of discount on securities	489
Net transfers in and/or out of Level 3	(19,094)
Balance as of September 30, 2023	$609,288

As of and For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$18,744
Net realized gains	794
Net unrealized losses	(34,548)
Purchases	716,935
Sales	(42,821)
Repayments	(13,929)
PIK interest and dividends	502
Net accretion of discount on securities	995
Net transfers in and/or out of Level 3	(37,384)
Balance as of September 30, 2023	$609,288

Investments were transferred into and out of Level 3 during the three and nine months ended September 30, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2023, the net unrealized appreciation on the investments that use Level 3 inputs was $3,956.

For the three and nine months ended September 30, 2023, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of September 30, 2023, and reported within the net unrealized gains (losses) on investments in the Fund’s consolidated statement of operations, was $3,130 and $3,949, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023			December 31, 2022
	Carrying Value(1)		Fair Value(3)	Carrying Value(1)		Fair Value(3)
Revolving Credit Facility	$344,329		$344,329	$—		$—
SG Funding Facility	—		—	—		—
Total	$344,329	(2)	$344,329	$—	(2)	$—
____________________________________

(1)The Revolving Credit Facility and SG Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Total principal amount of debt outstanding totaled $344,333 as of September 30, 2023. There was no principal amount of debt outstanding as of December 31, 2022.

(3)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10.

9. NET ASSETS

In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 par value per share.

On October 6, 2022, an affiliate of the Fund’s investment adviser, as its sole initial shareholder, purchased 1,000 of the Fund’s Class I shares.

During the three and nine months ended September 30, 2023, pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847,098 of the Fund’s Class I shares entered into between the Fund and several investors between November 2022 and ending on January 30, 2023 (the “Seed Investment Agreements”), the Fund called $452,462 and $698,925, respectively, and issued approximately 16,914 and 26,476 Class I shares, respectively. From October 6, 2022 through September 30, 2023, pursuant to the Seed Investment Agreements, the Fund called an aggregate of $847,098, and in exchange therefore the Fund issued approximately 32,402 Class I shares to 61 shareholders, including the investment from the Fund’s sole initial shareholder.

On August 1, 2023, the Fund held the first closing in the Offering, pursuant to its Registration Statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023, as amended and supplemented. The Fund offers on a continuous basis up to $7.5 billion of its Common Shares, pursuant to the Offering. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Fund also engages in offerings of its Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

The following tables summarize transactions in Common Shares during the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023
	Shares	Amount
Class I
Subscriptions(1)	24,745	$664,218
Distributions reinvested	51	1,394
Net increase	24,796	$665,612
Class S
Subscriptions(1)	5,088	137,604
Distributions reinvested	—	11
Net increase	5,088	$137,615
Class D
Subscriptions(1)	1,178	31,848
Distributions reinvested	2	48
Net increase	1,180	$31,896
Total net increase	31,064	$835,123

	For the Nine Months Ended September 30, 2023
	Shares	Amount
Class I
Subscriptions(1)	34,306	$910,682
Distributions reinvested	51	1,394
Net increase	34,357	$912,076
Class S
Subscriptions(1)	5,088	137,604
Distributions reinvested	—	11
Net increase	5,088	$137,615
Class D
Subscriptions(1)	1,178	31,848
Distributions reinvested	2	48
Net increase	1,180	$31,896
Total net increase	40,625	$1,081,587
____________________________________

(1)See Note 11 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

In connection with the Offering, the Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be NAV per share for each share class as of the last calendar day of the immediately preceding month. The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares.

	NAV Per Share
	Class I	Class S	Class D
December 31, 2022	$24.99	$24.99	$24.99
January 31, 2023	$25.40	$25.40	$25.40
February 28, 2023	$25.58	$25.58	$25.58
March 31, 2023	$25.71	$25.71	$25.71
April 30, 2023	$26.12	$26.12	$26.12
May 31, 2023	$26.08	$26.08	$26.08
June 30, 2023	$26.75	$26.75	$26.75
July 31, 2023	$27.01	$27.01	$27.01
August 31, 2023	$27.08	$27.08	$27.08
September 30, 2023	$27.07	$27.07	$27.07

Class S and Class D shares have the same NAV per share as Class I shares, however, as of June 30, 2023, the Fund had not offered or sold any of its Class S and Class D shares.

Distributions

The Fund’s board of trustees declared monthly regular distributions for each class of its Common Shares. The following table presents the monthly regular distributions that were declared and payable during the nine months ended September 30, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$7,195
August 10, 2023	September 29, 2023	October 25, 2023	0.19925	8,027
			$0.39850	$15,222

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.17975	$430
August 10, 2023	September 29, 2023	October 25, 2023	0.18033	918
			$0.36008	$1,348

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19351	$134
August 10, 2023	September 29, 2023	October 25, 2023	0.19369	228
			$0.38720	$362

The net distributions received by shareholders of Class S and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See Note 11 for a subsequent event relating to regular distributions declared by the Fund’s board of trustees.

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan (“distribution reinvestment plan”), pursuant to which the Fund will not reinvest cash distributions declared by the board of trustees on behalf of the Fund’s shareholders unless such shareholders elect for their shares to be automatically reinvested. As a result, if the board of trustees authorizes, and the Fund declares, a cash dividend or other distribution, then the Fund’s shareholders who have opted into the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account. The purchase price for shares issued under the Fund’s distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable.

10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2023:

	As of and For the Nine Months Ended September 30, 2023
	Class I	Class S(6)	Class D(6)
Per Share Data:
Net asset value at beginning of period	$24.99	$27.01	$27.01
Net investment income for period(1)	1.84	0.33	0.35
Net realized and unrealized gains for period(1)	0.64	0.09	0.10
Net increase in net assets resulting from operations	2.48	0.42	0.45
Distributions from net investment income	(0.40)	(0.36)	(0.39)
Total increase in net assets	2.08	0.06	0.06
Net asset value at end of period	$27.07	$27.07	$27.07
Total return based on net asset value(2)	9.92%	1.56%	1.66%
Shares outstanding at end of period	40,284	5,088	1,180
Ratio/Supplemental Data:
Net assets at end of period	$1,090,317	$137,708	$31,927
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	7.76%	6.31%	5.76%
Ratio of operating expenses (including expense support) to average net assets(3)	3.97%	4.46%	3.86%
Ratio of net investment income to average net assets(3)(5)	9.55%	7.08%	7.68%
Portfolio turnover rate(3)	83%	83%	83%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the nine months ended September 30, 2023, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the nine months ended September 30, 2023, the ratio of operating expenses to average net assets consisted of the following:

	As of and For the Nine Months Ended September 30, 2023
	Class I	Class S(6)	Class D(6)
Base management fees	1.26%	1.21%	1.21%
Income based fees and capital gains incentive fees	1.16	1.06	1.08
Interest and credit facility fees	3.33	1.75	1.76
Other operating expenses	2.01	2.29	1.71
Total operating expenses	7.76%	6.31%	5.76%

(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

(6)The date of the first sale of Class S and D Common Shares was August 1, 2023.

11. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the nine months ended September 30, 2023, except as discussed below.

On October 2, 2023, the Fund issued and sold 6,253 shares (consisting of 4,557 Class I shares, 1,664 Class S shares and 32 Class D shares at an offering price of $27.07 per share for each class of share), and the Fund received approximately $169,261 as payment for such shares.

The Fund received approximately $127,833 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2023. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 2023 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2023. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2023.

On November 13, 2023, the Fund’s board of trustees declared regular distributions for each class of its Common Shares. The following table presents the regular distributions that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
November 30, 2023	December 26, 2023	$0.21430	$0.21430	$0.21430
December 29, 2023	January 25, 2024	$0.21430	$0.21430	$0.21430
_______________________________________________________________________________

(1)The distributions for each class of its Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions received by shareholders of each of the Class S and Class D shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of Common Shares as of their respective record dates. Class I shares have no shareholder servicing and/or distribution fees.

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

•the escalated conflict in the Middle East;

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

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (“Ares Management”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement (the “investment advisory and management agreement”). Our investment adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our investment adviser is registered as an investment adviser with the SEC. Our administrator, Ares Operations LLC (“Ares Operations” or “our administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act. In addition, we, our investment adviser and certain of our affiliates have received an exemptive relief order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares Management and its affiliates to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-Investment Exemptive Order”). Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares Management or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

We have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other requirements, meet certain source-of-income and asset diversification requirements and timely distribute to our shareholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our shareholders provided that we satisfy those requirements.

MACROECONOMIC ENVIRONMENT

Credit markets continued to be under pressure during the nine months ended September 30, 2023 amid a risk-off environment and sustained macro-economic uncertainty due to rising Treasury yields, record-high inflation, tighter financial conditions, financial market instability and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

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

Expenses

The services of all investment professionals of our investment adviser and its staff, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for three and nine months ended September 30, 2023 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on the Expense Support and Conditional Reimbursement Agreement.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2023 is presented below.

(dollar amounts in thousands)	For the Three Months Ended September 30, 2023
New investment commitments(1):
New portfolio companies	$686,241
Existing portfolio companies	622,386
Total new investment commitments(2)	$1,308,627
Less: investment commitments exited(3)	(221,102)
Net investment commitments	$1,087,525
Principal amount of investments funded:
First lien senior secured loans	$1,145,932
Second lien senior secured loans	15,751
Senior subordinated loans	19,549
Collateralized loan obligations	9,465
Preferred equity	16,452
Other equity	604
Total	$1,207,753
Principal amount of investments sold or repaid:
First lien senior secured loans	$212,130
Second lien senior secured loans	6,775
Total	$218,905
Weighted average remaining term for investment commitments (in months)	59
Percentage of new investment commitments at floating rates	98%
Weighted average yield(4):
Funded during the period at amortized cost	10.1%
Funded during the period at fair value	10.0%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $1.2 billion for the three months ended September 30, 2023.

(3)Includes funded commitments. For the three months ended September 30, 2023, investment commitments exited included exits of unfunded commitments of $2.3 million.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of September 30, 2023 and December 31, 2022, our investments consisted of the following:

	As of
	September 30, 2023		December 31, 2022
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$1,821,942	$1,828,553	$108,669	$108,429
Second lien senior secured loans	24,718	25,150	—	—
Senior subordinated loans	19,197	18,607	—	—
Collateralized loan obligations	22,500	22,605	—	—
Preferred equity	31,452	31,575	—	—
Other equity	1,455	1,528	100	100
Total	$1,921,264	$1,928,018	$108,769	$108,529
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.1%	10.1%	9.5%	9.5%
Total portfolio(2)	9.9%	9.9%	9.5%	9.5%
First lien senior secured loans(3)	10.1%	10.0%	9.5%	9.5%
Second lien senior secured loans(3)	12.6%	12.4%	—%	—%
Senior subordinated loans(3)	10.3%	10.7%	—%	—%
Collateralized loan obligations(3)	10.1%	10.1%	—%	—%
Other income producing equity securities(4)	9.7%	9.9%	—%	—%
_______________________________________________________________________________

(1)“Weighted average yields on debt and other income producing securities” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value, as applicable.

(2)“Weighted average yields on total portfolio” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total investments at amortized cost or at fair value, as applicable.

(3)“Weighted average yields” of investments are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable.

(4)“Weighted average yield on other income producing equity securities” is computed as (a) the yield earned on the relevant income producing equity securities, divided by (b) the total relevant income producing equity securities at amortized cost or fair value, as applicable.

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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023				December 31, 2022
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$4,181	0.2%	1	0.5%	$—	—%	—	—%
Grade 3	1,923,837	99.8	210	99.5	108,529	100.0	105	100.0
Grade 2	—	—	—	—	—	—	—	—
Grade 1	—	—	—	—	—	—	—	—
Total	$1,928,018	100.0%	211	100.0%	$108,529	100.0%	105	100.0%

As of September 30, 2023 and December 31, 2022, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of September 30, 2023 and December 31, 2022, none of the loans were on non-accrual status.

RESULTS OF OPERATIONS

We commenced operations on December 5, 2022.

For the three and nine months ended September 30, 2023

Operating results for the three and nine months ended September 30, 2023 were as follows:

(in thousands)	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Interest income	$30,547	$50,806
Dividend income	101	101
Other income	225	414
Total investment income	30,873	51,321

Expenses
Interest and credit facility fees	5,796	12,311
Base management fees	3,065	4,763
Income based fees	2,203	3,016
Capital gains incentive fees	830	1,397
Offering expenses	1,729	2,412
Shareholder servicing and distribution fees
Class S	143	143
Class D	11	11
Administrative and other fees	769	2,205
Other general and administrative	1,509	2,898
Total expenses	16,055	29,156
Expense support	(6,438)	(13,981)
Net expenses	9,617	15,175
Net investment income before income taxes	21,256	36,146
Income tax expense, including excise tax	378	378
Net investment income	20,878	35,768

Net realized gains on investments and foreign currency transactions	2,247	4,201
Net unrealized gains on investments and foreign currency transactions	4,395	7,230
Net increase in net assets resulting from operations	$27,520	$47,199

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

The increase in total investment income was primarily due to the increase in our investment portfolio from $109 million at December 31, 2022 to $1,928 million at September 30, 2023. Our weighted average yield on total investments at amortized cost and fair value was 9.9% and 9.9%, respectively, as of September 30, 2023, and 9.5% and 9.5%, respectively, as of December 31, 2022. The increase in the weighted average yield on total investments was primarily due to higher base rates.

During the three and nine months ended September 30, 2023, we incurred expenses of $16.1 million and $29.2 million, respectively, of which $6.4 million and $14.0 million, respectively, have been advanced by our investment adviser in accordance with the Expense Support and Conditional Reimbursement Agreement. The $14.0 million advanced by our investment adviser in accordance with the Expense Support and Conditional Reimbursement Agreement includes all organization expenses and offering expenses, including the private placement expenses, incurred during the nine months ended September 30, 2023. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our Expense Support and Conditional Reimbursement Agreement.

Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023, for more information on the administrative and other fees.

For the three and nine months ended September 30, 2023, we recorded net realized gains on investments of $2.3 million and $4.2 million, respectively, primarily from full or partial sales of our debt investments.

For the three and nine months ended September 30, 2023, we recorded net unrealized gains on investments of $4.0 million and $6.9 million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our current liquidity and capital resources are expected to be generated primarily from the proceeds received from the sale of common shares of beneficial interest, including Class I shares, Class S shares and Class D shares (“Common Shares”), pursuant to our Registration Statement on a continuous basis at a price per share equal to the then-current net asset value (“NAV”) per share, cash flows from our operations and advances from the credit facilities (the “Facilities”). Further, we expect to generate additional liquidity and capital resources from the net proceeds of any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our investment adviser and our administrator), (iii) the cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2023, we had $344 million in total amount of debt outstanding and our asset coverage was 466%.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under the Facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity Capital Activities

During the three and nine months ended September 30, 2023, pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847.1 million of our Class I shares entered into between us and several investors between November 2022 and ending on January 30, 2023 (the “Seed Investment Agreements”), we called $452 million and $699 million, respectively, and issued approximately 16,914,464 and 26,475,535 Class I shares, respectively. From October 6, 2022 through September 30, 2023, pursuant to the Seed Investment Agreements, we called an aggregate of $847.1 million, and in exchange therefore, we issued approximately 32,402,451 Class I shares to 61 shareholders, including the investment from our sole initial shareholder.

On August 1, 2023, we held the first closing in the offering of Common Shares, pursuant to our Registration Statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023, as amended and supplemented. We offer on a continuous basis up to $7.5 billion of our Common Shares, pursuant to an offering (the “Offering”) registered with the SEC. The purchase price per share for each class of Common Shares equals to our NAV per share, as of the effective date of the monthly share purchase date. Ares Wealth Management Solutions, LLC, our intermediary manager, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. We also engage in offerings of our Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

The following tables summarize transactions in Common Shares during the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023
(in thousands)	Shares	Amount
Class I
Subscriptions(1)	24,745	$664,218
Distributions reinvested	51	1,394
Net increase	24,796	$665,612
Class S
Subscriptions(1)	5,088	137,604
Distributions reinvested	—	11
Net increase	5,088	$137,615
Class D
Subscriptions(1)	1,178	31,848
Distributions reinvested	2	48
Net increase	1,180	$31,896
Total net increase	31,064	$835,123

	For the Nine Months Ended September 30, 2023
(in thousands)	Shares	Amount
Class I
Subscriptions(1)	34,306	$910,682
Distributions reinvested	51	1,394
Net increase	34,357	$912,076
Class S
Subscriptions(1)	5,088	137,604
Distributions reinvested	—	11
Net increase	5,088	$137,615
Class D
Subscriptions(1)	1,178	31,848
Distributions reinvested	2	48
Net increase	1,180	$31,896
Total net increase	40,625	$1,081,587
____________________________________

(1)See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three and nine months ended September 30, 2023 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for Class I shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares.

	NAV Per Share
	Class I	Class S	Class D
December 31, 2022	$24.99	$24.99	$24.99
January 31, 2023	$25.40	$25.40	$25.40
February 28, 2023	$25.58	$25.58	$25.58
March 31, 2023	$25.71	$25.71	$25.71
April 30, 2023	$26.12	$26.12	$26.12
May 31, 2023	$26.08	$26.08	$26.08
June 30, 2023	$26.75	$26.75	$26.75
July 31, 2023	$27.01	$27.01	$27.01
August 31, 2023	$27.08	$27.08	$27.08
September 30, 2023	$27.07	$27.07	$27.07

Class S and Class D shares have the same NAV per share as Class I shares, however, as of June 30, 2023, we had not offered or sold any of our Class S and Class D shares.

Distributions

Our board of trustees declared monthly regular distributions for each class of our Common Shares. The following table presents the monthly regular distributions that were declared and payable during the nine months ended September 30, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$7,195
August 10, 2023	September 29, 2023	October 25, 2023	0.19925	8,027
			$0.39850	$15,222

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.17975	$430
August 10, 2023	September 29, 2023	October 25, 2023	0.18033	918
			$0.36008	$1,348

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19351	$134
August 10, 2023	September 29, 2023	October 25, 2023	0.19369	228
			$0.38720	$362

The net distributions received by shareholders of Class S and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three and nine months ended September 30, 2023 for a subsequent event relating to regular distributions declared by our board of trustees.

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan (“distribution reinvestment plan”), pursuant to which we will not reinvest cash distributions declared by our board of trustees on behalf of our shareholders unless such shareholders elect for their shares to be automatically reinvested. As a result, if our board of trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have opted into our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. The purchase price for shares issued under our distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable.

Debt Capital Activities

Our outstanding debt as of September 30, 2023 and December 31, 2022 was as follows:

	As of
	September 30, 2023				December 31, 2022
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$800,000	(2)	$344,333	$344,329	$625,000	(2)	$—	$—
SG Funding Facility	500,000	(3)	—	—	—		—	—
Total	$1,300,000		$344,333	$344,329	$625,000		$—	$—
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility and SG Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $1.1 billion.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $750 million.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that allows us to borrow up to $800 million at any one time outstanding. The end of the revolving period and the stated maturity date are December 20, 2026 and December 20, 2027, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $1.1 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. We are also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2023, there was $344 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”) are a party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that provides for a facility amount of $500 million. The end of the revolving period and the stated maturity date are July 26, 2026 and July 26, 2028, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $750 million. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin that is a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consists of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that consists of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that does not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that does not consist of broadly syndicated loans. From and after the six-month anniversary of the effective date of the SG Funding Facility, the applicable margin will be subject to a floor of 2.75% per annum. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of September 30, 2023, there was no principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

RECENT DEVELOPMENTS

On October 2, 2023, we issued and sold 6,252,717 Common Shares (consisting of 4,557,296 Class I shares, 1,663,652 Class S shares and 31,769 Class D shares at an offering price of $27.07 per share for each class of share), and we received approximately $169 million as payment for such shares.

We received approximately $128 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2023. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 2023 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2023. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2023.

On November 13, 2023, our board of trustees declared regular distributions for each class of our Common Shares. The following table presents the regular distributions that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
November 30, 2023	December 26, 2023	$0.21430	$0.21430	$0.21430
December 29, 2023	January 25, 2024	$0.21430	$0.21430	$0.21430
_______________________________________________________________________________

(1)The distributions for each class of our Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in our distribution reinvestment plan. The net distributions received by shareholders of each of the Class S and Class D shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of our Common Shares as of their respective record dates. Class I shares have no shareholder servicing and/or distribution fees.

CRITICAL ACCOUNTING ESTIMATES

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this prospectus. See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our critical accounting policies.

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

Pursuant to Rule 2a-5 under the Investment Company Act, our board of trustees has designated our investment adviser as its “valuation designee” to perform fair value determinations for investments held by us without readily available market quotations, subject to the overall supervision by our board of trustees. All investments are recorded at their fair value.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, our investment adviser, as the valuation designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third‑party valuation firms that have been engaged to support the valuation of such portfolio investments at least quarterly (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing our financial statement audit.

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

See Note 8 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on our valuation process.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 9 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information relating to our investment valuation.

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

As of September 30, 2023, 98% of the investments at fair value in our portfolio were at floating rates, 1% bore interest at fixed rate and 1% were non-income producing. Additionally, 74% of the variable rate investments at fair value contained interest rate floors. Any future borrowings under the Revolving Credit Facility will bear interest at variable rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our September 30, 2023 consolidated statements of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$57,060	$10,330	$46,730
Up 200 basis points	$38,162	$6,887	$31,275
Up 100 basis points	$19,081	$3,443	$15,638
Down 100 basis points	$(19,081)	$(3,443)	$(15,638)
Down 200 basis points	$(38,162)	$(6,887)	$(31,275)
Down 300 basis points	$(57,060)	$(10,330)	$(46,730)
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on the income based fees.

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
________________________________________

(1)Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2023 for more information on the income based fees.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Refer to Item 3.02 in our Current Reports on Form 8-K filed with SEC on August 1, 2023 and September 21, 2023 for information about unregistered sales of our equity securities during the quarter.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Distributions

On November 13, 2023, our board of trustees declared regular distributions for each class of our Common Shares. The following table presents the regular distributions that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
November 30, 2023	December 26, 2023	$0.21430	$0.21430	$0.21430
December 29, 2023	January 25, 2024	$0.21430	$0.21430	$0.21430
_______________________________________________________________________________

(1)The distributions for each class of our Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in our distribution reinvestment plan. The net distributions received by shareholders of each of the Class S and Class D shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of our Common Shares as of their respective record dates. Class I shares have no shareholder servicing and/or distribution fees.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust(1)
3.2	Second Amended and Restated Bylaws(2)
10.1	Commitment Increase Agreement, dated as of July 10, 2023, among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank N.A. as administrative agent(3)
10.2
Loan and Servicing Agreement, dated as of July 26, 2023, among ASIF Funding I, LLC as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent, the collateral agent and collateral administrator party, and the document custodian party(4)

10.3	Contribution Agreement, dated as of July 26, 2023, among Ares Strategic Income Fund, as transferor, and ASIF Funding I, LLC, as transferee(5)
10.4	Commitment Increase Agreement, dated as of July 31, 2023, among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent(6)
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
 ________________________________________

*    Filed herewith
**    This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
(1)Incorporated by reference to Exhibit 3.1 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023.
(2)Incorporated by reference to Exhibit 3.2 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023.
(3)Incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on July 10, 2023.
(4)Incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on August 1, 2023.
(5)Incorporated by reference to Exhibit 10.2 to the Fund’s Form 8-K (File No. 814-01512), filed on August 1, 2023.
(6)Incorporated by reference to Exhibit 10.3 to the Fund’s Form 8-K (File No. 814-01512), filed on August 1, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES STRATEGIC INCOME FUND

Date: November 13, 2023	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

Date: November 13, 2023	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

Date: November 13, 2023	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer