Form 10-K
period 2023-12-31
ARES STRATEGIC INCOME FUND
filed 2024-03-14
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 814-01512
__________________________________________________________________________

ARES STRATEGIC INCOME FUND

(Exact name of registrant as specified in its charter)

Delaware	88-6432468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 44th Floor, New York, New York 10167 (Address of principal executive offices) (Zip Code)
(212) 750-7300 (Registrant’s telephone number, including area code)
____________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Class I Common shares of beneficial interest, par value $0.01
Class S Common shares of beneficial interest, par value $0.01
Class D Common shares of beneficial interest, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of December 31, 2023, there was no established public market for the registrant’s common shares of beneficial interest (“Common Shares”).

The number of the registrant’s Common Shares, $0.01 par value per share, outstanding as of March 13, 2024 was 61,753,186, 14,171,632 and 2,385,802 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude March 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES STRATEGIC INCOME FUND

PART I

Item 1.    Business

GENERAL

Ares Strategic Income Fund

Ares Strategic Income Fund, a Delaware statutory trust (together with its consolidated subsidiaries, where applicable, the “Fund,” which may also be referred to as “we,” “us” or “our”) formed on March 15, 2022, is a closed-end management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder, the “Investment Company Act”.

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (NYSE:ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We seek to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which we generally define as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. For cash management and other purposes, we also intend to invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. We intend to primarily invest in illiquid and restricted investments, and while most of our investments are expected to be in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we may also invest from time to time in non-U.S. companies. Our portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our investment adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under our Facilities (as defined below) and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. See “Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations (“CLOs”), while retaining all or most of the exposure to the performance of these investments. See “Risk Factors—Risks Relating to Our Business and Structure—We may form or invest in one or more CLOs, which may subject us to certain structured financing risks.”

The instruments in which we invest typically are not rated by any rating agency, but we believe that if such instruments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which, under the guidelines established by these entities, is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by any nationally recognized statistical rating organization.

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares” and to funds or other investment vehicles managed by Ares or its affiliated companies, including our investment adviser, as “Ares funds.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 25 years and its partners have an average of approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. We have access to Ares’ investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology, human resources and investor relations. As of December 31, 2023, Ares had approximately 1,000 professionals in investment groups and over 1,850 operations management professionals.

While our primary focus is to generate current income and, to a lesser extent, long-term capital appreciation through investments in first and second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt and other types of credit instruments, we also may invest up to 30% of our portfolio in non‑qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

We commenced operations on December 5, 2022. We offer on a continuous basis up to $7.5 billion of our common shares of beneficial interest, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”). On April 17, 2023, we were granted an exemptive relief order from the SEC that permits us to issue multiple classes of our Common Shares and offer to sell any combination of our three classes of Common Shares, with a dollar value up to the maximum offering amount of $7.5 billion of our Common Shares. Class S and Class D shares have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, we only offered and sold Class I shares and did not offer any Class S or Class D shares. The purchase price per share for each class of Common Shares equals our net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. The Offering is a “best efforts” offering, which means that Ares Wealth Management Solutions, LLC (“AWMS”), the intermediary manager for the Offering and an affiliate of our investment adviser, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares. We also engage in offerings of our Common Shares to non-U.S. investors pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S promulgated under the Securities Act.

Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2023, Ares had over 2,850 employees in over 35 offices in more than 15 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its distinct but complementary investment groups in credit, private equity, real assets and secondaries is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by origination, investment and portfolio management and valuation teams of approximately 185 U.S.-based investment professionals as of December 31, 2023. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals.

MARKET OPPORTUNITY

We believe that current and future market conditions present attractive opportunities for us to invest in liquid and illiquid credit. We believe below investment grade fixed income universe is inherently less efficient and less well serviced than other parts of the capital markets, ratings are less predictive of risk, the number of participants is limited, and the companies issuing debt require a more deliberate and focused investment underwriting. As such, we view Ares’ proprietary research, differentiated information gathering and local presence in many markets where Ares originates assets as disproportionate determinants of alpha and attractive risk adjusted returns for our investors.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

Ares operates integrated groups across credit, private equity, real assets and secondaries.

As of December 31, 2023, Ares oversaw a portfolio of investments in over 1,800 companies, over 1,400 alternative credit investments and over 505 properties and over 900 limited partnership interests across over 55 industries, which we believe provides us with access to an extensive network of relationships and insights into industry trends and the state of the capital markets. More specifically, our investment adviser provides us with investment advisory services pursuant to the Second Amended and Restated Investment Advisory and Management Agreement between us and our investment adviser (as may be amended and restated from time to time, the “investment advisory and management agreement”). Our investment adviser’s investment advisory business is served by a seasoned team within the Ares Credit Group. The Ares Credit Group is a leading manager of liquid and illiquid credit strategies across the non-investment grade credit universe, with approximately $284.8 billion of assets under management as of December 31, 2023. We believe our affiliation with the Ares Credit Group provides a distinct competitive advantage across the credit spectrum through Ares’ market presence, scale and origination capabilities. We believe the Ares Credit Group’s market information, company knowledge and industry insight benefits our investment adviser as it identifies attractive liquid and illiquid credit investment opportunities for us. The Ares Credit Group’s investment professionals maintain extensive financial sponsor and intermediary relationships, which we believe provides valuable insight and access to transactions and information for us. The Ares Credit Group’s relationship network includes over 650 financial sponsors in the U.S. and over 395 financial sponsors in Europe and approximately 150 global banking institutions, as well as privately held companies, investment advisors, boutique investment banks, law firms, consultants and other parties. In February 2024, Ares announced that its special opportunities strategy, historically a component of its private equity group, will be integrated into the credit group to align management of this strategy and will form the foundation for a new opportunistic credit strategy.

Broad Liquid and Illiquid Credit Strategy

The Ares Credit Group employs a broad credit investment strategy based on absolute and relative value considerations across both liquid and illiquid investments. Given the expansive credit strategy, the Ares Credit Group generally seeks to invest in multiple industries and geographies across the fixed income market, primarily in below investment grade instruments, including below investment grade bonds which are sometimes referred to as “high yield bonds” or “junk bonds.” For liquid credit investments, the Ares Credit Group screens for attractive opportunities in the primary and secondary investment universe of approximately 1,300 bank loans and approximately 1,000 high yield issuers. Due to the scale of the Ares Credit Group and its relationships with underwriters, we believe it sees substantially all new issues in the broadly syndicated loan and high yield bond markets that meet our size criteria. As such, the Ares Credit Group’s investment team members have familiarity with the universe of issuers which we believe facilitates both primary and secondary idea generation. For illiquid credit investments, the Ares Credit Group focuses on self-originating investments by pursuing a broad array of opportunities across multiple channels. We believe the Ares Credit Group’s sourcing advantages allows for enhanced asset selectivity as we believe there is a significant relationship between proprietary deal origination and credit performance.

Scale in the Credit Markets

Given the Ares Credit Group is a significant counterparty to investment banks and financial sponsors across a diverse set of credit strategies, we believe it gains differentiated access to primary and secondary investment opportunities. The Ares Credit Group is also one of the largest U.S. direct lenders and liquid credit managers, which makes it a desirable and flexible capital provider, especially in competitive markets. We believe the Ares Credit Group’s scale and experience enables it to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure so that we may be able to make investments consistent with our stated investment objective. In addition, the Ares Credit Group has the flexibility to provide “one stop” financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of its competitors. In addition, we believe that the Ares Credit Group’s ability to provide capital at every level of the balance sheet provides a strong value proposition to borrowers, which supports meaningful deal sourcing and relative value analysis capabilities.

Fundamental Bottom-Up Research Approach

At its core, Ares is a value-oriented, fundamental, bottom-up, credit-focused investment firm. We believe that the Ares Credit Group’s proprietary research in over 55 industries and insights from a broad, global investment portfolio enables it to more effectively diligence and structure its products and investments. The Ares Credit Group employs a rigorous, in-depth, and repeatable research process that is designed to identify attractive risk-adjusted return opportunities within the liquid and illiquid investable universe and minimize defaults. Ares’ disciplined approach is consistent across the Ares platform and is focused on identifying sustainable business franchises with leading and defensible market positions, strong and properly incentivized management teams, solid liquidity and free cash flow generation, appropriate capital structures, and significant asset coverage. The Ares Credit Group’s research is both quantitative and qualitative in nature.

Extensive Industry Focus

The Ares Credit Group concentrates its overall investing activities in industries with a history of predictable and dependable cash flows and in which its investment professionals have had extensive investment experience. The Ares Credit Group’s investment professionals have developed long-term relationships with management teams and consultants in over 55 industries, and have accumulated substantial information and identified potential trends within these industries. In turn, we expect to benefit from these relationships, information and identification of potential trends in making investments.

Seasoned and Integrated Investment Team

The investment professionals in the Ares Credit Group have significant experience investing across market cycles. We believe this experience provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of credit investments. Within the Ares Credit Group, there are over 460 dedicated investment professionals, including over 70 partners with an average of 25 years of experience. Additionally, the Ares Credit Group’s investment professionals operate on an integrated basis through the effective application of the principle of collaboration, which takes place on an ongoing basis, but is formally promoted through sophisticated internal systems and widely attended weekly or monthly meetings.

THE BOARD OF TRUSTEES

Overall responsibility for the Fund’s oversight rests with the board of trustees. We have entered into our investment advisory and management agreement with our investment adviser, pursuant to which our investment adviser manages the Fund on a day-to-day basis. The board of trustees is responsible for overseeing our investment adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, the Fund’s second amended and restated bylaws (as such may be amended and restated from time to time, the “bylaws”) and applicable provisions of state and other laws. Our investment adviser keeps the board of trustees well informed as to our investment adviser’s activities on our behalf and our investment operations and provides the board of trustees with additional information as the board of trustees may, from time to time, request. The board of trustees is currently composed of seven members, four of whom are trustees who are not “interested persons” of the Fund or our investment adviser as defined in the Investment Company Act.

INVESTMENT SELECTION

Ares’ investment philosophy was developed over 25 years ago and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Ares in respect of its other investment funds.

This investment philosophy involves, among other things:

•an assessment of the overall macroeconomic environment and financial markets and how such assessment may impact industry and asset selection;

•company-specific research and analysis; and

•with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

The foundation of Ares’ investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. Ares also recognizes the importance of considering environmental, social and governance (“ESG”) factors in the investment-decision making process in accordance with its ESG policy. We follow a rigorous investment process based on:

•a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;

•an evaluation of management and its economic incentives;

•an analysis of business strategy and industry trends; and

•an in-depth examination of capital structure, financial results and projections.

We seek to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the relative value of the investment across the industry as well as for the specific company.

INVESTMENT PROCESS OVERVIEW

Sourcing Investment Opportunities

The Ares Credit Group’s investment strategy is to focus on generating the widest universe of deal flow and to apply a consistent and rigorous approach to investment due diligence in order to select what it considers to be the most appealing opportunities.

For illiquid credit, the Ares Credit Group employs a multi-channel approach to direct origination, which includes relationships with financial sponsors, management teams, lawyers, accountants, intermediaries and M&A advisors. The Ares Credit Group typically reviews over 1,300 distinct U.S. direct lending transaction opportunities annually, with a closing ratio of approximately 3-5%.

For liquid credit, the Ares Credit Group screens for attractive opportunities in the primary and secondary investment universe of approximately 1,300 bank loans and approximately 1,000 high yield issuers. Due to the scale and relationships of the Ares Credit Group, it sees substantially all new issues in the bank loan and high yield bond markets. As such, the investment team members have familiarity with the universe of issuers which facilitates both primary and secondary idea generation.

The Investment Process

Our portfolio is managed by Mitchell Goldstein and Michael L. Smith, who serve as Co-Heads of the Ares Credit Group. In managing the portfolio, Mitchell Goldstein and Michael L. Smith serve on our investment adviser’s investment committee, which is comprised of portfolio managers and investment professionals from a number of our underlying credit disciplines.

Our investment adviser’s investment committee meetings cover a variety of topics. The forum is intended to facilitate a congress of expert opinions from across the credit spectrum. Members discuss macroeconomic trends, U.S. and global growth (or contraction), labor market trends, inflation trends, fiscal and monetary policy trends, asset valuations, liquidity conditions and investor sentiment. Each is addressed with respect to its potential effect on lending conditions and credit spreads across underlying asset classes. Unanimous consent is encouraged but not required. However, the agenda tends to facilitate development of broad “house views” as to macroeconomic forecasts. Specific focus is given to the subject of valuation, and whether each credit asset class is priced attractively relative to its fundamental (absolute) risk and also by comparison to other credit assets. Healthy disagreement on this topic is encouraged, and particular consideration is given to the spreads at which most recent loans or bonds have been underwritten by the investment teams of each asset class.

The end objective is to determine which asset classes provide the most attractive risk-adjusted returns. The process culminates as Mitchell Goldstein and Michael L. Smith determine portfolio positioning and decide how much of our portfolio is invested in each credit asset class. The composition and construction of each underlying asset category is then determined by the portfolio managers specific to that asset category. To the extent possible, such portfolio managers are the same as would be employed in managing a standalone fund within that underlying asset class and the pool of investment ideas from which the underlying asset category is populated would similarly be the same. All investments are either sourced from third parties or by Ares directly, but we expect a significant portion of our investments to be directly originated by the Ares investment teams. While each underlying investment team employs its own distinct investment process tailored to that asset class, all portfolio investments undergo intensive screening, due diligence, and credit analyses focused on principal preservation and long-term value creation in market leading businesses. This ensures the integrity of the process down to the selection of specific companies and credits and is intended to maximize “best ideas” capture across the platform. As the allocation between various asset classes change, underlying portfolio managers are directed to monetize assets or increase their investments to raise liquidity or deploy additional investment capital.

Investments

Directly Originated Investments

For our directly originated investments, we primarily invest in portfolio companies in the form of first lien senior secured loans (including “unitranche” loans which are loans that combine both senior and subordinated debt, generally in a first lien position), second lien senior secured loans, subordinated secured and unsecured loans and subordinated debt, which in some cases includes an equity component and preferred equity, real estate mezzanine loans, real estate mortgages and infrastructure debt. The first and second lien senior secured loans generally have terms of three to 10 years. In connection with our first and second lien senior secured loans, we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have interest rate floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

We structure our subordinated debt investments primarily as unsecured subordinated loans that provide for relatively higher fixed interest rates. The subordinated debt investments generally have terms of up to 10 years. These loans typically have interest-only payments, with amortization of principal, if any, deferred to the later years of the subordinated debt investment. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our subordinated debt will be secured by a subordinated lien on some or all of the assets of the borrower.

In some cases, our debt and preferred equity investments may provide for a portion of the interest or dividends payable to be payment-in-kind (“PIK”). To the extent interest or dividends are PIK, they will be payable through the increase of the principal amount of the loan or preferred equity by the amount of interest or dividend due on the then-outstanding aggregate principal amount of such loan or preferred equity and is generally collected upon repayment of the outstanding principal or redemption of the equity, as applicable.

In the case of our first and second lien senior secured loans, subordinated debt and preferred equity investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to generally seeking a senior position in the capital structure of our portfolio companies, we seek, where appropriate, to limit the downside potential of our investments by:

•targeting a total return on our investments (including from both interest and potential equity appreciation) that compensates us for credit risk;

•incorporating call protection and interest rate floors for floating rate loans, into the investment structure; and

•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

We generally require financial covenants and terms that require an issuer to reduce leverage, thereby enhancing credit quality. These methods include: (a) maintenance leverage covenants requiring a decreasing ratio of indebtedness to cash flow over time, (b) maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures and (c) indebtedness incurrence prohibitions, limiting a company’s ability to take on additional indebtedness. In addition, by including limitations on asset sales and capital expenditures we may be able to prevent a borrower from changing the nature of its business or capitalization without our consent.

Structurally, subordinated debt usually ranks junior in priority of payment to senior secured loans and is often unsecured. However, subordinated debt ranks senior to preferred and common equity in a borrower’s capital structure. Subordinated debt investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of preferred equity, an equity co-investment and/or warrants. The preferred equity, equity co-investment and warrants (if any) associated with a subordinated debt investment typically allow lenders to receive repayment of their debt principal on an agreed upon amortization schedule or at maturity while retaining their equity interest in the borrower.

Warrants we receive with our debt investments may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

We believe that our focus on generating proprietary deal flow and lead investing gives us greater control over the capital structures and investment terms described above and enables us to actively manage our investments. Moreover, by leading the investment process, we are often able to secure controlling positions in loan tranches, thereby providing additional control in investment outcomes.

To a lesser extent, we also make common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

Non-Originated Investments

For our non-originated loans, we primarily invest in broadly syndicated loans, corporate bonds and structured credit instruments, including CLOs. Broadly syndicated loans may be senior secured corporate loans, which generally benefit from liens on collateral, are rated below-investment grade and typically pay interest at rates that are determined periodically on the basis of a floating base lending rate, primarily the Secured Overnight Financing Rate, plus a spread. Broadly syndicated loans are typically made to U.S. and, to a lesser extent, non-U.S. corporations, partnerships, limited liability companies and other business entities (together with issuers of corporate bonds and other debt securities, “Borrowers”) which operate in various industries and geographical regions. Borrowers may obtain broadly syndicated loans, among other reasons, to refinance existing debt, engage in acquisitions, pay dividends, recapitalize, complete leveraged buyouts and for general corporate purposes. Broadly syndicated loans rated below investment grade are sometimes referred to as “leveraged loans.” We may invest in broadly syndicated loans through assignments of or, to a lesser extent, participations in broadly syndicated loans. We may also utilize various types of derivative instruments for the purpose of gaining additional exposure to broadly syndicated loans.

Corporate Bonds

An issuer of high-yield corporate bonds typically pays the investor a fixed rate of interest and must repay the amount borrowed on or before maturity. The investment return of high yield corporate bonds reflects interest on the security and changes in the market value of the security. The market value of a high yield corporate bond generally may be expected to rise and fall inversely with interest rates. The value of intermediate- and longer-term high yield corporate bonds normally fluctuates more in response to changes in interest rates than does the value of shorter-term high yield corporate bonds. The market value of a high yield corporate bond also may be affected by investors’ perceptions of the creditworthiness of the issuer, the issuer’s performance and perceptions of the issuer in the marketplace. There is a risk that the issuers of high yield corporate bonds may not be able to meet their obligations on interest or principal payments at the time called for by an instrument. We may also utilize various types of derivative instruments, including swaps, for the purpose of gaining additional exposure to high yield corporate bonds.

Structured Credit

We may also invest in asset-backed opportunities across broad sectors such as consumer and commercial specialty finance and corporate credit. We target investment opportunities that may include (i) debt and equity investments in U.S.-dollar-denominated CLOs that are primarily backed by corporate leveraged loans issued to primarily U.S. obligors, as well as Euro-denominated CLOs that are backed primarily by corporate leveraged loans issued to primarily European obligors; (ii) financings secured by pools of consumer loans, commercial loans or real estate assets; and (iii) the outright purchase of pools of consumer loans, commercial loans or real estate assets. The investments in the “equity” of structured credit products (including CLOs) refers to the junior-most or residual debt tranche of such structured credit products (i.e., the tranche whose rights to payment are not senior to any other tranche, which does not typically receive a credit rating and is typically not secured (and is also typically referred to as subordinated notes, income notes, preferred shares or preferred securities, or, more generally, as “equity”)). The CLO equity tranches (or other similar junior tranches) and privately issued asset-backed securities in which we may invest may be highly leveraged, which magnifies our risk of loss on such investments.

Investments in Stressed Issuers

We may invest in certain debt and other obligations of companies that may be in some level of financial or business distress or may become distressed after we invest (“Stressed Issuers”) including companies involved in, or that have recently completed, bankruptcy or other restructuring, reorganization and liquidation proceedings. Stressed Issuers can also include companies that were not stressed at the time of investment but became stressed after our investment. These investments may involve:

(i) corporate debt instruments relating to stressed and distressed industries or issuers;

(ii) rescue-capital opportunities; and

(iii) public and private stock issued in connection with restructurings and reorganizations or otherwise (“post-reorganization securities”).

ACQUISITION OPPORTUNITIES

We believe that there may be opportunity for further consolidation in our industry. From time to time, we may evaluate potential strategic opportunities, including acquisitions of:

•asset portfolios;

•other private and public finance companies, BDCs and asset managers; and

•selected secondary market assets.

From time to time, we have engaged and may engage in, discussions with counterparties in respect of various potential strategic acquisition and investment transactions, including potential acquisitions of other finance companies, BDCs and asset managers. Some of these transactions could be material to our business and, if completed, could be difficult to integrate, result in increased leverage or dilution and/or subject us to unexpected liabilities. However, none of these discussions has progressed to the point at which the completion of any such transaction could be deemed to be probable or reasonably certain as of the date of this Annual Report. Completion of any such transaction would be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of trustees, any required third party consents and, in certain cases, the approval of our shareholders. We cannot predict how quickly the terms of any such transaction could be finalized, if at all. Accordingly, there can be no assurance that such transaction would be completed. In connection with evaluating potential strategic acquisition and investment transactions, we may incur significant expenses for the evaluation and due diligence investigation of these potential transactions.

Industry and Geographic Region Compositions

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The industries in the table listed below are where we have focused our investing activities; however, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2023 were as follows:

As of December 31, 2023
Industry
Software and Services	20.4%
Health Care Services	12.2%
Consumer Services	10.5%
Capital Goods	10.4%
Insurance Services	7.5%
Financial Services	7.1%
Commercial and Professional Services	5.5%
Media and Entertainment	4.4%
Pharmaceuticals, Biotechnology and Life Sciences	4.0%
Food and Beverage	2.7%
Retailing and Distribution	2.7%
Automobiles and Components	1.8%
Materials	1.6%
Household and Personal Products	1.4%
Telecommunication Services	1.4%
Other	6.4%
Total	100.0%

As of December 31, 2023
Geographic Region
United States	91.5%
Europe	5.0%
Canada	2.3%
Bermuda/Cayman Islands	0.7%
Other	0.5%
Total	100.0%

As of December 31, 2023, none of the loans were on non-accrual status.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each liquid and illiquid investment. Real-time monitoring of individual credits or collateral, as applicable, and portfolio metrics are critical to our ongoing portfolio optimization and risk management goals.

For liquid investments, each position is actively monitored by the liquid credit research team members responsible for coverage of a particular company or investment. The research team tracks credit and industry specific developments, as well as price movements, for shifts in relative value that may trigger a buy or sell recommendation. Ongoing monitoring and due diligence includes, but is not limited to, interaction with management, review of company and comparable financial results, company visits, participation in industry and sell-side research conferences, conversations with ratings agencies, industry experts and real-time analysis of price movements in the credit and equity markets. Investment team members may also engage in discussions with proprietary contacts in their own networks or sourced via Ares-platform relationships. Notable credit developments and/or price movements are discussed real-time with portfolio management and the trading desk and may be discussed at relevant investment adviser’s investment committee meetings.

For illiquid investments, in addition to covenants and other contractual rights and through board participation, when appropriate, we seek to enhance portfolio company performance post-investment by actively working with management on strategic and operating initiatives where there is an opportunity to do so. We may introduce managers of companies in which we have invested to other portfolio companies to capitalize on complementary business activities and best practices.

We believe that our focus on generating proprietary deal flow gives us greater control over capital structure and investment terms and lead investing enhances our ability to closely monitor each investment we make.

Our investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grade of a portfolio investment may be reduced or increased over time. The following is a description of each investment grade:

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

As of December 31, 2023, the weighted average grade of our portfolio at fair value was 3.0. For more information on our portfolio investment grades, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

MANAGERIAL ASSISTANCE

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Ares Operations may provide all or a portion of this assistance pursuant to our Amended and Restated Administration Agreement (as such may be amended and restated from time to time, the “administration agreement”), the costs of which will be reimbursed by us. We may receive fees for these services.

EXIT OF INVESTMENTS

In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we invest have stated maturities up to ten years, virtually all are redeemed or sold prior to maturity. These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the loan and capital markets have deteriorated.

Ares’ team of investment professionals regularly review investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Ares, including the public market traders and research analysts, allows our investment adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.

CO-INVESTMENT RELIEF

We, our investment adviser and certain of our affiliates have received an order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-Investment Exemptive Order”). Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

COMPETITION

Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we may compete with for financing opportunities. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wide variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. In addition, new competitors frequently enter the financing markets in which we operate. For more information concerning the competitive risks we face, see “Risk Factors—Risks Relating to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

We believe that the relationships of the members of our investment adviser’s investment committee and of the partners of Ares enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. We believe that Ares’ professionals’ deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information. We use the industry information of Ares’ investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

NON-EXCHANGE TRADED, PERPETUAL-LIFE BDC

We are a non-exchange traded BDC, meaning our Common Shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration that does not intend to complete a liquidity event within any specific time period, if at all, and whose Common Shares are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we have implemented a share repurchase program in which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. However, the determination to repurchase our Common Shares in any particular quarter is solely at the board of trustees’ discretion and we are not obligated to offer to repurchase our Common Shares in any particular quarter or at all. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

EMERGING GROWTH COMPANY

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a

“large accelerated filer” as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We do not believe that being an emerging growth company has a significant impact on our business or the Offering. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by our investment adviser and we do not directly compensate our executive officers, or reimburse our investment adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of our investment adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 185 U.S.-based investment professionals as of December 31, 2023 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, we do not have a formal employee relations policy.

INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT

Management Services

Ares Capital Management serves as our investment adviser and is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of trustees and in accordance with the Investment Company Act, our investment adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the investment advisory and management agreement, our investment adviser:

•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•identifies, evaluates and negotiates the structure of the investments we make;

•closes and monitors our investments;

•determines the securities and other assets that we will purchase, retain or sell;

•performs due diligence on prospective and existing portfolio companies; and

•provides us with such other investment advisory, research and related services as we may, from time to time reasonably require, which may include, among other things, the determination of the fair value of debt and equity securities that are not publicly traded or whose market prices are not readily available, subject to the overall supervision of our board of trustees.

Ares Capital Management’s services to us under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities. Similarly, our investment adviser or its affiliates may directly or indirectly manage funds or other investment vehicles with an investment objective similar to ours, including other Ares funds such as Ares Capital Corporation, a publicly traded BDC managed by our investment adviser. Accordingly, we may compete with these Ares funds or other investment vehicles managed by our investment adviser and its affiliates for capital and investment opportunities. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds or other investment vehicles managed by our investment adviser or its affiliates. See “Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could impact our investment returns.”

Compensation of Our Investment Adviser

Pursuant to the investment advisory and management agreement and subject to the overall supervision of our board of trustees, our investment adviser provides investment advisory and management services to us. For providing these services, our investment adviser receives fees from us consisting of a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the shareholders.

Base Management Fee
Pursuant to the investment advisory and management agreement and subject to the oversight of our board of trustees, our investment adviser provides investment advisory and management services to us. For providing these services, our investment adviser receives fees from us consisting of a base management fee and an incentive fee.

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the investment advisory and management agreement, “net assets” means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”).

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Income Based Fee

The portion of the incentive fee based on our income is based on pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. “Pre-incentive fee net investment income” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement entered into between us and our administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the income based fee it receives that is based on accrued interest income that we never actually receive. Pre-incentive fee net investment income is not adjusted for incentive fee payments or any shareholder servicing and/or distribution fee payments by the Class S shares and the Class D shares. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than we may ultimately realize and that may ultimately be distributed to common shareholders. See “Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could impact our investment returns” and “Risk Factors—Risks Relating to Our Business and Structure—We may be obligated to pay our investment adviser certain fees even if we incur a loss.”

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from pre-incentive fee net investment income. Because of the structure of the income based fee, it is possible that we may pay such fees in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income based fee even if we have incurred a loss in that quarter due to realized and/or unrealized losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). If market credit spreads rise, we may be able to invest our funds in debt instruments that provide for a higher return, which may increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. To the extent we have retained pre-incentive fee net investment income that has been used to calculate the income based fee, it is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the base management fee.

We pay our investment adviser an incentive fee quarterly in arrears with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);

•100% of the dollar amount of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 12.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

•12.5% of the dollar amount of our pre-incentive fee net investment income, if any, that exceeds a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income thereafter are allocated to our investment adviser.

The following is a graphical representation of the calculation of the income based fee:
Quarterly Income Based Fee Based on Net Investment Income

Pre-incentive fee net investment income
(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income
allocated to incentive fee

These calculations are adjusted for any share issuances or repurchases during the quarter.

The fees that are payable under the investment advisory and management agreement for any partial period will be appropriately pro-rated and adjusted for any share issuances or repurchases during the relevant period.

Capital Gains Incentive Fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fee.

Notwithstanding the foregoing, if we are required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by us for such investment plus (y) any amounts recorded in our consolidated financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in our consolidated financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in our consolidated financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. In no event will the capital gains incentive fee payable pursuant to the investment advisory and management agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof. If the investment advisory and management agreement shall terminate as of a date that is not a calendar year end, the termination shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains incentive fee.

The fees that are payable under the investment advisory and management agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period.

Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of trustees, including our independent trustees, approved the administration agreement with our administrator, Ares Operations, at a board meeting held on September 9, 2022 and the amended and restated administration agreement at a board meeting held on May 22, 2023. In approving the administration agreement, the board of trustees considered information with respect to the nature, extent and quality of services to be provided to the Fund by the administrator, the reasonableness of the estimated costs of the services to be provided by the administrator, whether the Fund would be able to obtain similar services at cost from other third-party service providers, and the limited potential for additional benefits to be derived by the administrator and its affiliates as a result of the Fund’s proposed relationship with the administrator. Pursuant to the administration agreement, our administrator furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, our administrator may also arrange for the services of, and oversee custodians, depositories, transfer agents, escrow agents, distribution disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that we are required to maintain and preparing reports to our shareholders and reports and other materials required to be filed with the SEC or any other regulatory authority. In addition, our administrator assists us in determining and publishing our NAV, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of our administrator’s overhead and other expenses (including travel expenses) incurred by our administrator in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the year ended December 31, 2023, we incurred $3 million, in administrative fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement. As of December 31, 2023, $2 million of administrative and other fees have been supported by our investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

CERTAIN TERMS OF THE INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT AND ADMINISTRATION AGREEMENT

Each of the investment advisory and management agreement and the administration agreement has been approved by the board of trustees. Unless earlier terminated as described below, each of the investment advisory and management agreement and the administration agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the board of trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent trustees. We may terminate the investment advisory and management agreement or the administration agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the independent trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, our investment adviser may terminate the investment advisory and management agreement upon 120 days’ written notice and the administrator may terminate the administration agreement upon 60 days’ written notice. The investment advisory and management agreement will automatically terminate within the meaning of the Investment Company Act and related SEC guidance and interpretations in the event of its assignment.

Our investment adviser and administrator will not be liable to the Fund for any action taken or omitted to be taken by our investment adviser or administrator in connection with the performance of any of their duties or obligations under the investment advisory and management agreement and administration agreement or otherwise as investment adviser or administrator, respectively. Each of the investment advisory and management agreement and the administration agreement provide that, each of our investment adviser and our administrator, as applicable, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with any of them (collectively, the “Indemnified Parties”) will be entitled to indemnification from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Fund or its security holders) arising out of or otherwise based upon the performance of any of our investment adviser’s services under the investment advisory and management agreement and our administrator’s services under the administration agreement or otherwise as investment adviser or administrator for us. Notwithstanding the preceding sentence, nothing contained in (a) the investment advisory and management agreement will protect or be deemed to protect the Indemnified Parties against or entitle or be deemed to entitle the Indemnified Parties to indemnification in respect of, any liability to the Fund or its security holders to which the Indemnified Parties would otherwise be subject by reason of willful misfeasance, bad faith, or gross negligence in the performance of any indemnified party’s duties under the investment advisory and management agreement or by reason of the reckless disregard of our investment adviser’s duties under the investment advisory and management agreement, or (b) the administration agreement will protect or be deemed to protect the Indemnified Parties against or entitle or be deemed to entitle the Indemnified Parties to indemnification in respect of, any liability to the Fund or its security holders to which the Indemnified Parties would otherwise be subject by reason of willful misfeasance, bad faith, or gross negligence in the performance of our administrator’s duties, or by reason of the reckless disregard of our administrator’s duties and obligations under the administration agreement (in each of cases (a) and (b), to the extent applicable, as the same will be determined in accordance with the Investment Company Act and any interpretations or guidance by the SEC or its staff thereunder). In addition, notwithstanding anything in the investment advisory and management agreement and the administration agreement to the contrary, nothing in such agreements will protect or be deemed to protect our investment adviser or its controlling persons or the administrator, as the case may be, against, or entitle or be deemed to entitle the investment adviser or its controlling persons or the administrator, as the case may be to, indemnification in respect of, any liability to the Fund or its security holders to which the investment adviser or its controlling persons or administrator, as the case may be, would otherwise be subject by reason of negligence or misconduct in the performance of the investment adviser’s and/or its controlling persons’ or administrator’s, as the case may be, duties.

Payment of Our Expenses Under the Investment Advisory and Management and Administration Agreements

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to:

•our “organization and offering expenses”, as provided for in Conduct Rule 2310(a)(12) of the Financial Industrial Regulatory Authority, but excluding any shareholder servicing and/or distribution fees;

•calculating our net asset value (including the cost and expenses of any independent valuation firms or pricing services);

•expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on its prospective portfolio companies;

•interest payable on debt, if any, incurred to finance our investments;

•offerings of our Common Shares and other securities;

•the costs of effecting any repurchases of our Common Shares and other securities, if any;

•investment advisory fees, including the management fee and incentive fee, payable under the investment advisory and management agreement to our investment adviser;

•administration fees, if any, payable under the administration agreement;

•fees payable, if any, under any intermediary manager or selected intermediary agreements;

•shareholder servicing and/or distribution fees payable under our Distribution and Shareholder Servicing Plan adopted pursuant to Rule 12b-1 under the Investment Company Act;

•fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments (including payments to third party vendors for financial information services);

•transfer agent, escrow agent and custodial fees and expenses;

•federal and state registration fees;

•all costs of registration and listing our Common Shares or any other securities on any securities exchange;

•federal, state and local taxes;

•independent trustees’ fees and expenses;

•costs of preparing and filing reports or other documents required by governmental bodies (including the SEC) and an official or agency administering the securities laws of a state;

•costs of any reports, proxy statements or other notices to shareholders, including printing and other related costs;
•commissions and other compensation payable to brokers or dealers;

•to the extent we are covered by any joint insurance policies, our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;

•outside legal expenses;

•accounting expenses (including fees and disbursements and expenses related to the audit of the Fund and the preparation of the Fund’s tax information);

•direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, and staff; and

•all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under “— Administration Agreement”.

From time to time, our investment adviser, our administrator or their affiliates may pay third-party providers of goods or services. We will reimburse our investment adviser, our administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, our investment adviser or our administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our common shareholders.

Board Approval of the Investment Advisory and Management Agreement

Our board of trustees, including our independent trustees, approved the investment advisory and management agreement at a meeting held on September 9, 2022, the first amended and restated investment advisory and management agreement at a meeting held on March 3, 2023 and the second amended and restated investment advisory and management agreement at a meeting held on May 22, 2023. In voting to approve the investment advisory and management agreement, our independent trustees consulted in executive session with their independent legal counsel regarding the approval of such agreement. In reaching a decision to approve the investment advisory and management agreement, the board of trustees reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of the advisory and other services provided to the Fund by our investment adviser;

•the advisory fees paid by us to our investment adviser under the investment advisory and management agreement as compared to the advisory fees paid by other funds and accounts managed by our investment adviser with similar investment strategies as well as the fees and expenses of comparable BDCs;

•the long- and short-term investment performance of an exchange-listed BDC advised by our investment adviser and the long- and short-term investment performance of our investment adviser;

•the allocation methodology of costs of the services to be provided by our investment adviser (including the base management fee, the incentive fee based on income and the incentive fee based on gains (including the applicable hurdle rates and conditions for the deferral of fee payments) and expense ratios) under the investment advisory and management agreement;

•the potential for, and sharing of, economies of scale in investment management given the directly originated nature of our investment portfolio and resources dedicated by our investment adviser thereto;

•our investment adviser’s pro forma profitability with respect to managing its clients based on financial information provided by our investment adviser;

•additional benefits to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser; and

•various other matters, including the alignment of interests of our shareholders.

In voting to approve the investment advisory and management agreement, our board of trustees, including all of the trustees who are not “interested persons,” of us, made the following conclusions:

•Nature, Extent and Quality of Services. Our board of trustees considered the nature, extent and quality of the investment selection process to be employed by our investment adviser, including the flow of transaction opportunities resulting from our investment adviser’s investment professionals’ significant capital markets, trading and research expertise, the employment of our investment adviser’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of our investment objective. Our board of trustees also considered our investment adviser’s personnel and their prior experience in connection with the types of investments to be made by us, including such personnel’s network of relationships with intermediaries focused on U.S. middle- market companies and other companies in which we may make investments. Our board of trustees also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of trustees considered the other terms and conditions of the investment advisory and management agreement, including that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of trustees reviewed separately) are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party service providers or through an internally managed structure. In addition, our board of trustees considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days’ written notice to our investment adviser. Our board of trustees further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in U.S. middle-market companies and other companies in which we may make investments, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

•Investment Performance. Since we were not operational at the time of the board of trustees’ approval, we did not have any investment performance. So, our board of trustees reviewed the long-term and short-term investment performance of an exchange-listed BDC advised by our investment adviser and the long-term and short-term investment performance of our investment adviser, as well as comparative data based on publicly available information with respect to the long-term and short-term investment performance of other externally managed BDCs and their investment advisers.

•Costs of the Services Provided to the Fund. Our board of trustees considered (i) comparative data based on publicly available information with respect to services to be rendered and the advisory fees (including the base management fee and incentive fee or similar fees (including applicable hurdle rates, other payment conditions and/or fee waivers)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost.

•Economies of Scale. Our board of trustees considered information about the potential for our shareholders to experience economies of scale as we grow in size.

In view of the wide variety of material factors that our board of trustees considered in connection with its evaluation of the investment advisory and management agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our board of trustees did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our board of trustees. Rather, our board of trustees based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual trustees may have given different weights to different factors.

Based on the information reviewed and the factors discussed above, our trustees (including those trustees who are not “interested persons” of us) concluded that the terms of the investment advisory and management agreement, including the fee rates thereunder, are fair and reasonable in relation to the services to be provided and approved the investment advisory and management agreement as being in the best interests of us and our shareholders.

Conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the amount of the base management fee, the incentive fee or other compensation terms. Material amendments to our investment advisory and management agreement must be approved by the affirmative vote of the holders of a majority of our outstanding voting securities and by a majority of our independent trustees, and we may from time to time decide it is appropriate to seek the requisite approval to change the terms of the agreement.

INTERMEDIARY MANAGER AGREEMENT

On April 24, 2023, we entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with AWMS (the “Intermediary Manager”). The Intermediary Manager is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of our net assets attributable to Class S shares and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers.

The Intermediary Manager is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

SHAREHOLDER SERVICING AND/OR DISTRIBUTION FEES

Pursuant to Rule 12b-1 under the Investment Company Act, we adopted a shareholder servicing and distribution plan pursuant to which Class S and Class D shares are subject to a shareholder servicing and/or distribution fee. The following table shows the shareholder servicing and/or distribution fees we and, ultimately, certain classes of our common shareholders, pay the Intermediary Manager with respect to the Class S and Class D shares on an annualized basis as a percentage of our NAV for such class. No shareholder servicing and/or distribution fees are paid with respect to the Class I shares.

Annual Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S	0.85%
Class D	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation.

The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers. Because the shareholder servicing and/or distribution fees with respect to Class S and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, such shareholder servicing and/or distribution fees reduce the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of our other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

    Our investment adviser, or its affiliates, may pay additional compensation out of its own resources (i.e., not Fund assets) to certain selling agents or financial intermediaries in connection with the sale of our Common Shares. The additional compensation may differ among brokers or dealers in amount or in the amount of calculation. Payments of additional compensation may be fixed dollar amounts or, based on the aggregate value of outstanding Common Shares held by our common shareholders introduced by the broker or dealer, or determined in some other manner. The receipt of the additional compensation by a selling broker or dealer may create potential conflicts of interest between an investor and its broker or dealer who is recommending us over other potential investments.

EXPENSE SUPPORT AND CONDITIONAL REIMBURSEMENT AGREEMENT

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser, pursuant to which, among other things, our investment adviser has agreed to advance all of our estimated organization and initial offering expenses. Our initial offering expenses include, but are not limited to those incurred in connection with the agreements we entered into with several investors beginning in November 2022 and ending on January 30, 2023 pursuant to which such investors committed to purchase our Class I shares (the “Private Placement”). See Note 1 to our consolidated financial statements for the year ended December 31, 2023 for more information on the Private Placement.

Our investment adviser may also elect to pay certain of our other expenses on our behalf (each, an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. Any Expense Payment that our investment adviser has committed to pay must be paid by our investment adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to our investment adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the our investment adviser until such time as all Expense Payments made by our investment adviser to us within three years prior to the last business day of the applicable calendar month in which such reimbursement payment obligation is accrued. Any payments required to be made by us shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) an expense ratio (excluding any management or incentive fee) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management or incentive fee) at the time of the fee waiver or expense reimbursement and (ii) a distribution level (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

SHARE REPURCHASE PROGRAM

We have implemented a share repurchase program in which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. All our common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deduct 2.00% from such NAV for shares that have not been outstanding for at least one year (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

If shareholders seek to have an amount of shares repurchased that exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. We will have no obligation to repurchase shares.

We do not intend to list our Common Shares on any national securities exchange. Because no public market exists nor is expected for the shares, shareholders will likely have limited ability to sell their shares absent a liquidity event. We currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

LICENSE AGREEMENT

Ares Management LLC, the sole member of Ares Capital Management, has granted us a non‑exclusive, royalty free license to use the name “Ares” pursuant to a license agreement. Under this agreement, we will have a right to use the Ares name for so long as Ares Capital Management remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Ares” name.

LEVERAGE

We may from time to time borrow funds to make investments, a practice known as “leverage,” to attempt to increase returns to our common shareholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 150% (or 200% if certain requirements under the Investment Company Act are not met) after such borrowing. Our sole initial shareholder approved a proposal that allowed us to reduce our asset coverage ratio applicable to senior securities from 200% to 150%.

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of trustees’ assessments of market and other factors at the time of any proposed borrowing. As of March 13, 2024, we had $895.2 million in total aggregate principal amount of debt outstanding under the various debt instruments. See “Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” For more information on our debt instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” as well as Notes 5 and 12 to our consolidated financial statements for the year ended December 31, 2023.

REGULATION AS A BDC

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. We, our investment adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

The Investment Company Act contains certain restrictions on certain types of investments we may make. Specifically, we may only invest up to 30% of our portfolio in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

The Investment Company Act also requires that a majority of our trustees be persons other than “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act, referred to herein as “independent trustees.” In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by holders of at least a majority of our outstanding voting securities. Under the Investment Company Act, the vote of holders of at least a “majority of outstanding voting securities” means the vote of the holders of the lesser of: (a) 67% or more of the outstanding Common Shares present at a meeting or represented by proxy if holders of more than 50% of the Common Shares are present or represented by proxy or (b) more than 50% of the outstanding Common Shares.

Under the Investment Company Act, we are not generally able to issue and sell our Common Shares at a price below net asset value per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the current net asset value per share of our Common Shares if we comply with the provisions of

Section 63(2) of the Investment Company Act, including the requirements that our board of trustees determine that such sale is in our best interests and the best interests of our common shareholders and our common shareholders approve such sale.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the common stock of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We also do not intend to acquire securities issued in any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the Investment Company Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate unless certain conditions are met. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our common shareholders to additional expenses.

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. As such, we are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Our sole initial shareholder approved a proposal that allowed us to reduce our asset coverage ratio applicable to senior securities from 200% to 150%. See “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

PRIVACY PRINCIPLES

We endeavor to maintain the privacy of our recordholders and to safeguard their non-public personal information. The following information is provided to help our recordholders understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we will not receive any non-public personal information about recordholders of our Common Shares, although certain of our recordholders’ non-public information may become available to us. The non-public personal information that we may receive falls into the following categories:

•information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders’ communications to us concerning their investment;

•information about recordholders’ transactions and history with us; and

•other general information that we may obtain about recordholders, such as demographic and contact information such as address.

We disclose non-public personal information about recordholders:

•to our affiliates (such as our investment adviser and administrator) and their employees for everyday business purposes;

•to our service providers (such as our accountants, attorneys, custodians, transfer agent, underwriters and proxy solicitors) and their employees, as is necessary to service recordholder accounts or otherwise provide the applicable service;

•to comply with court orders, subpoenas, lawful discovery requests or other legal or regulatory requirements; or

•as allowed or required by applicable law or regulation.

When we share non-public recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. We do not permit use of recordholder information for any non-business or marketing purpose, nor do we permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

Our service providers, such as our investment adviser, administrator and transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public personal information, to prevent unauthorized access or use and to dispose of such information when it is no longer required.

Personnel of affiliates may access recordholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a recordholder’s account or comply with legal requirements.

If a recordholder ceases to be a recordholder, we will adhere to the privacy policies and practices as described above. We may choose to modify our privacy policies at any time. Before we do so, we will notify recordholders and provide a description of our privacy policy.

In the event of a corporate change in control resulting from, for example, a sale to, or merger with, another entity, or in the event of a sale of assets, we reserve the right to transfer non-public personal information of holders of our securities to the new party in control or the party acquiring assets.

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at 866-324-7348, by sending an email to us at wmsoperations@aresmgmt.com or on our website at https://areswmsresources.com/investment-solutions/asif/. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report. The SEC maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at http://www.sec.gov.

Item 1A.    Risk Factors

RISK FACTORS

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with an investment objective, investment policies or capital structure similar to ours. In addition to the other information contained in this Annual Report including our consolidated financial statements and the related notes thereto, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.

RISK FACTOR SUMMARY

The following is a summary of the principal risks that you should carefully consider before investing in our securities.

•The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

•A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility and a failure to maintain our status as a RIC may subject us to additional corporate-level income taxes and reduce earnings available from which to pay distributions.

•We are dependent upon certain key systems and personnel of Ares for our success and upon their access to other Ares investment professionals.

•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

•We operate in a highly competitive market for investment opportunities.

•Our ability to enter into transactions with our affiliates is restricted.

•There are significant potential conflicts of interest that could impact our investment returns.

•Most of our portfolio investments are not publicly traded and, as a result, the fair value of these investments may not be readily determinable. Additionally, to the extent that we need liquidity and need to sell assets, the lack of liquidity in our investments may adversely affect our business.

•Our financial condition and results of operations could be negatively affected if a significant investment fails to perform as expected.

•Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

•Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•Our investments, which are primarily in middle-market companies, may be risky and we could lose all or part of our investment.

•Our portfolio companies may be highly leveraged.

•Our Common Shares may trade at a price above or below net asset value. If our Common Shares trades at a discount to net asset value, our ability to raise capital may be limited.

•Our ability to grow depends on our ability to raise capital.

•Our asset coverage requirement is 150%, which may increase the risk of investing in us.

•We and our portfolio companies and service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We have a limited operating history.

We are a closed-end management investment company organized as a Delaware statutory trust. We have elected to be regulated as a BDC under the Investment Company Act. We have a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, our investment adviser has not previously offered a non-traded BDC. While we believe that the past professional experiences of our investment adviser’s investment team, including investment and financial experience of our investment adviser’s senior management, will increase the likelihood that our investment adviser will be able to manage us successfully, there can be no assurance that this will be the case.

Our board of trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our board of trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Common Shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report.

Our board of trustees may amend our Declaration of Trust without prior shareholder approval.

So long as an amendment to our Declaration of Trust does not materially alter or change the powers, preferences, or special rights of our Common Shares so as to affect them adversely, our board of trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement our Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the board of trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and more recently the Israel-Hamas war, health epidemics and pandemics, rising interest rates or renewed inflationary pressure.

Volatility and dislocation in the capital markets can create a challenging environment in which to raise or access equity or debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may continue to be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to risks associated with changes in interest rates including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

In an effort to combat inflation, the U.S. Federal Reserve (“Federal Reserve”) increased the federal funds rate in 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, which could result in an increase to our net investment income, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed-rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect net assets resulting from operations and the NAV of our Common Shares.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to pay distributions at a level that provides a similar return, which could reduce the value of our Common Shares.

A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility.

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon certain key personnel of Ares for our future success and upon their access to other Ares investment professionals.

We depend on the diligence, skill, judgment, network of business contacts and personal reputations of certain key personnel of the Ares Credit Group and our future success depends on their continued service. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares, the information and deal flow generated by Ares’ investment professionals in the course of their investment and portfolio management activities, as well as the support of senior business operations professionals of Ares.

The departure or misconduct of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares’ investment professionals or its information and deal flow. Further, there can be no assurance that Ares Strategic Income Fund will replicate Ares’ historical success, including that of Ares Capital Corporation, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares funds.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at Ares and with other Ares funds as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that Ares will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities, which includes our senior secured revolving credit facility agreement, dated as of December 20, 2022 (as amended, “the Revolving Credit Facility”) and our loan and servicing agreement, dated as of July 26, 2023 (as amended, the “SG Funding Facility” and, together with the Revolving Credit Facility, the “Facilities”) or cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our common shareholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. See “The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.”

In addition, we are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our board of trustees’ assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain or increase the amount available to us under our current Facilities, obtain other lines of credit or issue senior securities at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from making distributions and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our Common Shares. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2023, our asset coverage calculated in accordance with the Investment Company Act was 348%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act described as “qualifying” assets (“Qualifying Assets”) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the Investment Company Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Facilities and may in the future borrow from or issue senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities will have fixed dollar claims on our consolidated assets that will be superior to the claims of our common shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the NAV per share of our Common Shares to increase more sharply than it would have had we not incurred leverage.

Conversely, if the value of our consolidated assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not incurred leverage. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would had we not incurred leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make distributions. There can be no assurance that a leveraging strategy will be successful.

As of December 31, 2023, we had approximately $710 million of outstanding borrowings under the Facilities. In order for us to cover our annual interest payments on our outstanding indebtedness as of December 31, 2023, we must achieve annual returns on our December 31, 2023 total assets of at least 2.0%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2023 was 7.5%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 12 to our consolidated financial statements for the year ended December 31, 2023 for subsequent events relating to our credit facilities. For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of trustees’ assessments of market and other factors at the time of any proposed borrowing and is subject to our compliance with our asset coverage requirement following any such borrowing.

The Facilities under which we may borrow impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 7.5% as of December 31, 2023, together with (a) our total value of net assets as of December 31, 2023; (b) approximately $710 million in aggregate principal amount of indebtedness outstanding as of December 31, 2023 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses)(1)	-10.00%	-5.00%	—%	5.00%	10.00%
Corresponding Return to Common Shareholders(2)	-18.37%	-10.69%	-3.01%	4.67%	12.35%
_______________________________________________________________________________

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2023.

(2)In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets as of December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 7.5% by the approximately $710 million of principal debt outstanding as of December 31, 2023) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2023 to determine the “Corresponding Return to Common Shareholders.”

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

We are subject to a 150% asset coverage ratio.

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing if certain requirements, including obtaining certain approvals, are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because an affiliate of our investment adviser, as our sole initial shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150%, the ratio applicable to our senior securities is 150%.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, shareholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our Common Shares to increase more sharply than it would had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay distributions on our Common Shares, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities contain various covenants that, if not complied with, could accelerate repayment under the Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing the Facilities require us and any future agreements governing any debt facilities may require us, to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•restrictions on our ability to incur liens; and

•maintenance of a minimum level of shareholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants in the Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities. Failure to comply with these covenants could result in a default under the Facilities, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We may form or invest in one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. In addition, we may invest in securities of CLOs managed by other investment advisers. Our interests in these CLOs would likely be considered a “non-qualifying” portfolio interest for purposes of the Investment Company Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the Annual Distribution Requirement (defined below) for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by the owner of equity interests in the CLO.

Separately, where we invest in CLOs managed by other investment advisers, we will generally not have direct rights against the underlying borrowers, which means we will not be able to directly enforce any rights and remedies in the event of a default of a loan held by such a CLO vehicle and therefore, our exposure to losses may be increased.

The manager for a CLO that we create may be the Fund, our investment adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent our investment adviser or an affiliate other than the Fund serves as manager and the Fund is obligated to compensate our investment adviser or the affiliate for such services, we, our investment adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our common shareholders, pay no additional management fee to our investment adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Fund (and indirectly its shareholders) or any affiliate.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. In addition, new competitors frequently enter the financing markets in which we operate. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our existing investment platform, seasoned investment professionals, experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and flexible transaction structuring. For a more detailed discussion of these competitive advantages, see “Item 1. Business—Competitive Advantages.”

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. The loss of such investment opportunities may limit our ability to grow or cause us to have to shrink the size of our portfolio, which could decrease our earnings. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent trustees and, in some cases, of the SEC. Among other things, any person that, directly or indirectly, owns, controls or holds with the power to vote 5% or more of our outstanding voting securities is an affiliate of ours for the purposes of the Investment Company Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The Investment Company Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates which could include investments in the same portfolio company (whether at the same or different times), without the prior approval of our independent trustees and, in cases where the affiliate is presumed to control us (i.e., they own more than 25% of our voting securities), prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than our securities) from or to any portfolio company of a fund managed by any affiliate of our investment adviser, or entering into joint arrangements, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that may otherwise be available to us.

We rely on the Co-Investment Exemptive Order granted to us, our investment adviser and certain of its affiliates by the SEC that allows us to engage in co-investment transactions with other affiliated funds managed by our investment adviser, subject to certain terms and conditions. However, while the terms of the Co-Investment Exemptive Order require that we be given the opportunity to participate in certain transactions originated by our investment adviser or its affiliates, we ultimately may not participate in those transactions. In addition, based on guidelines approved by our board of trustees, we may not see certain transactions originated by our investment adviser or its affiliates. This also may limit the scope of investment opportunities that may otherwise be available to us.

There are significant potential conflicts of interest that could impact our investment returns.

Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of Ares funds, Ares, other Ares-affiliated entities and the employees of Ares. Certain of our executive officers and trustees, and members of the investment committee of our investment adviser, serve or may serve as officers, trustees or principals of other entities, including other Ares funds. These officers and trustees will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our common shareholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of our investment adviser’s investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our investment adviser will devote as much time to the management of us as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by our investment adviser or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles.

In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by us. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Pursuant to its investment allocation policy, Ares, including our investment adviser and its affiliates, endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares (including our investment adviser) and, if given such opportunity, may not be allowed to participate in such investments without the prior approval of our trustees who are not interested persons and, in some cases, the prior approval of the SEC. In addition, there may be conflicts in the allocation of investments among us and the funds managed by investment managers affiliated with Ares (including our investment adviser) or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-Investment Exemptive Order. Further, such other Ares funds may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares funds, particularly if we and such other Ares-managed funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Ares funds that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

We may from time to time, and subject to requirements under the Investment Company Act, offer to sell assets to vehicles managed by one or more of our affiliates or we may purchase assets from vehicles managed by one or more of our affiliates. In addition, vehicles managed by one or more of our affiliates may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by one of our affiliates (including our investment adviser). In addition, subject to the limitations of the Investment Company Act, we may invest in loans, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Ares funds.

We pay a base management fee and an incentive fee to our investment adviser, and reimburse our investment adviser for certain expenses it incurs. Ares, from time to time, incurs fees, costs, and expenses on behalf of more than one fund. To the extent such fees, costs, and expenses are incurred for the account or benefit of more than one fund, each such fund will typically bear an allocable portion of any such fees, costs, and expenses in proportion to the size of its investment in the activity or entity to which such expense relates (subject to the terms of each fund’s governing documents) or in such other manner as Ares considers fair and equitable under the circumstances such as the relative fund size or capital available to be invested by such funds. Where a fund’s governing documents do not permit the payment of a particular expense, Ares will generally pay such fund’s allocable portion of such expense.

Our investment adviser’s base management fee is based on a percentage of our net assets and, consequently, our investment adviser may have conflicts of interest in connection with decisions that could affect our net assets, such as decisions as to whether to incur indebtedness, or to make future investments. We are currently allowed to borrow amounts subject to our compliance with our asset coverage requirement following any such borrowing.

Accordingly, our investment adviser may have conflicts of interest in connection with decisions to use increased leverage permitted under our asset coverage requirement applicable to senior securities, as the incurrence of such additional indebtedness would result in an increase in the base management fee payable to our investment adviser and may also result in an increase in the incentive fee payable to our investment adviser.

The incentive fee payable by us to our investment adviser that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of such fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never actually receive.

Our investment advisory and management agreement renews for successive annual periods if approved by our board of trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our trustees who are not “interested persons” of us as defined in Section 2(a)(19) of the Investment Company Act. However, both we and our investment adviser have the right to terminate the agreement without penalty upon 60 days’ written notice by the Fund or upon 120 days’ written notice by our investment adviser to the other party. In addition, if we elect to continue operations following termination of the investment advisory and management agreement by the investment adviser, the investment adviser will pay all expenses incurred as a result of its withdrawal. Moreover, conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation to our investment adviser. While any material change to the investment advisory and management agreement must be submitted to shareholders for approval under the Investment Company Act, we may from time to time decide it is appropriate to seek shareholder approval to change the terms of the agreement.

We are party to the administration agreement with our administrator, Ares Operations, a subsidiary of Ares Management, pursuant to which our administrator furnishes us with administrative services. Payments under the administration agreement are equal to an amount based upon our allocable portion of our administrator’s overhead and other expenses (including travel expenses) incurred by our administrator in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs, but not investment professionals.

As of December 31, 2023, there was $18.2 million of expenses supported by the investment adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement. Our future repayment of amounts reimbursed or waived by our investment adviser or its affiliates, pursuant to the Expense Support and Conditional Reimbursement Agreement, will immediately reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which shareholders would otherwise be entitled. We are unable to predict when we, and ultimately our common shareholders, will repay expenses advanced by our investment adviser because repayment under the Expense Support and Conditional Reimbursement Agreement is conditioned upon the occurrence of certain events, and the investment adviser can waive reimbursement of expenses in any applicable month. In addition, holders of Class S and Class D shares may be impacted by the shareholder and/or distribution fees borne by such classes resulting in a decline in our returns and our distributions payable in the class of Common Shares upon which such fees are being paid.

As a result of the arrangements described above, there may be times when the management team of Ares Management (including those members of management focused primarily on managing the Fund) has interests that differ from those of our common shareholders, giving rise to a conflict. Additionally, the members of management focused on managing us will also manage other Ares funds, and, consequently, will need to devote significant attention and time to managing other Ares funds, in addition to us.

Our common shareholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual shareholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of dispositions of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one shareholder than for another shareholder, especially with respect to shareholders’ individual tax situations. In selecting and structuring investments appropriate for us, our investment adviser will consider the investment and tax objectives of the Fund and our common shareholders, as a whole, not the investment, tax or other objectives of any common shareholder individually.

We may be subject to additional corporate-level income taxes if we fail to maintain our status as a RIC.

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay U.S. federal corporate-level income taxes on our income and net capital gains that we distribute to our common shareholders as distributions on a timely basis. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To maintain our status as a RIC, we must meet certain source of income, asset diversification and annual distribution requirements. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our common shareholders (the “Annual Distribution Requirement”). We have the ability to pay a large portion of our distributions in our shares, and as long as a portion of such distribution is paid in cash and other requirements are met, such distributions will be taxable as a distribution for U.S. federal income tax purposes. This may result in our U.S. shareholders having to pay tax on such distributions, even if no cash is received, and may result in our non-U.S. shareholders being subject to withholding tax in respect of amounts distributed in our stock. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to corporate-level income tax on all of our income and/or gains.

To maintain our status as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular “C” corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. Certain provisions of the Code provide some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the source of income or asset diversification requirements.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise, for example, if we receive warrants in connection with the making of a loan, or PIK interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Such original issue discount or PIK interest is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions.

Since, in certain cases, we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate-level income taxes. Such a failure could have a material adverse effect on us and on any investment in us.

The lack of liquidity in our investments may adversely affect our business.

As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Ares has material non-public information regarding such portfolio company.

Our financial condition and results of operations could be negatively affected if a significant investment fails to perform as expected.

Our investment portfolio includes investments that may be significant individually or in the aggregate. If a significant investment in one or more companies fails to perform as expected, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio.

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG ratings and measures to their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that Ares’ ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing European Union (the “EU”) labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. Further, in 2022 the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors that would mandate extensive disclosure of climate-related data, risks, and opportunities for certain public companies. In addition, the SEC has announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

We, our executive officers, trustees, and our investment adviser, its affiliates and/or any of their respective principals and employees could be the target of litigation or regulatory investigations.

We as well as our investment adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we, our executive officers, trustees, and our investment adviser, its affiliates and/or any of their respective principals and employees will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.

We, our executive officers, trustees, and our investment adviser, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect our value or the ability of our investment adviser to manage us, are often impossible to anticipate. Our investment adviser would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of our investment adviser.

Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. These risks would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, or gross negligence in the performance of duties, or by reason of their reckless disregard, or, in the case of our investment adviser and its controlling persons, negligence or misconduct, of their obligations and duties under the investment advisory and management agreement, on the part of our investment adviser and its members and their respective officers, managers, partners, agents, employees, or controlling persons and members and any other persons affiliated with our investment adviser, be borne by us and would reduce our net assets. Our investment adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial conditions and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the Internal Revenue Service and the U.S.

Treasury Department. We cannot predict how future tax proposals and changes in U.S tax laws, rates, regulations or other guidance issued under existing tax laws, might affect us, our business, our common shareholders, or our portfolio companies in the long-term. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our business or the business of our portfolio companies or could have other adverse consequences. For example, such decisions and legislation may impact our ability to qualify for tax treatment as a RIC or negatively affect the U.S. federal income tax consequences applicable to us and our shareholders as a result of such qualification. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Our investment adviser’s liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of trustees in declining to follow our investment adviser’s advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our investment adviser’s duties or obligations under the investment advisory and management agreement or otherwise as an investment adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement or, in the case of our investment adviser and its controlling persons, negligence or misconduct. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our investment adviser’s fee structure may induce it to make certain investments on our behalf, including speculative investments.”

We may be obligated to pay our investment adviser certain fees even if we incur a loss.

Our investment adviser is entitled to an incentive fee for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting any incentive fee and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive fee purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser the incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or the NAV of our Common Shares, including a decline in the NAV of our Common Shares resulting from our payment of fees and expenses, including any reimbursement of expenses advanced by our investment adviser, or we incur a net loss for that quarter.

If a portfolio company defaults on a loan that is structured to provide interest, it is possible that accrued and unpaid interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Common Shares, which is not expected to occur.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

We may not be able to obtain and maintain all required state licenses.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for, obtaining and maintaining required licenses can be costly and take extensive periods of time. There is no assurance that we will obtain and maintain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in any offerings, which would harm our ability to achieve our investment objective.

Brokers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for brokers and natural persons who are associated persons of a broker when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on brokers participating in any of our offerings cannot be determined at this time, but it may negatively impact whether brokers and their associated persons recommend any offerings to retail customers. Such brokers and their associated persons may determine that Regulation Best Interest requires such brokers and their associated persons to not recommend us to their customers because doing so may not be in the customers’ best interest, which would negatively impact our ability to raise capital in an offering. If Regulation Best Interest reduces our ability to raise capital in an offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim or, if such provisions are deemed inapplicable or unenforceable by a court, may cause us to incur additional costs associated with such action.

Our Declaration of Trust provides that, to the fullest extent permitted by law, the sole and exclusive forum for any claims, suits, actions or proceedings asserting a claim governed by the internal affairs (or similar) doctrine or arising out of or relating in any way to us, the Delaware Statutory Trust Statute or the Declaration of Trust (including, without limitation, any claims, suits, actions or proceedings to interpret, apply or enforce (A) the provisions of the Declaration of Trust, (B) the duties (including fiduciary duties), obligations or liabilities of us to our shareholders or the board of trustees, or of officers or the board of trustees to us, to the shareholders or each other, (C) the rights or powers of, or restrictions on, us, the officers, the board of trustees or the shareholders, (D) any provision of the Delaware Statutory Trust Statute or other laws of the State of Delaware pertaining to trusts made applicable to us pursuant to Section 3809 of the Delaware Statutory Trust Statute or (E) any other instrument, document, agreement or certificate contemplated by any provision of the Delaware Statutory Trust Statute or the Declaration of Trust relating in any way to us (regardless, in each case, of whether such claims, suits, actions or proceedings (x) sound in contract, tort, fraud or otherwise, (y) are based on common law, statutory, equitable, legal or other grounds or (z) are derivative or direct claims)), shall be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction.

Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions or proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. These provisions may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with us or our trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdiction or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws or state securities laws and the rules and regulations promulgated thereunder.

We are highly dependent on the information systems of Ares Management and operational risks including systems failures could significantly disrupt our business, result in losses or limit our growth, which may, in turn, negatively affect the NAV of our Common Shares and our ability to pay distributions.

Our business is highly dependent on communications and information systems of Ares Management, the parent of our investment adviser and our administrator. In this Annual Report we sometimes refer to hardware, software, information, and communications systems maintained by Ares Management and used by us, our investment adviser, and our administrator as “our” systems. We also face operational risk from transactions and key data not being properly recorded, evaluated or accounted for with respect to our portfolio companies. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions. In particular, our investment adviser is highly dependent on its ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we and our investment adviser and administrator rely heavily on Ares Management’s financial, accounting and other data processing systems.

In addition, we operate in a business that is highly dependent on information systems and technology. Ares Management’s and our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining the information systems and technology, which may be partially allocated to or borne by us, may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems and technology, could have a material adverse effect on our business and results of operations.

Furthermore, a disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications, human resources systems or other services used by us, our investment adviser, our administrator or third parties with whom we conduct business could have a material adverse effect on our ability to continue to operate our businesses without interruption. Although we and Ares Management have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.

We and Ares Management also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our portfolio company investments and compliance matters. Operational risks could increase as vendors increasingly offer mobile and cloud-based software services rather than software services that can be operated within Ares Management’s own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our or Ares Management’s control, and any failure by mobile technology or cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential, proprietary or personal information. In addition, our counterparties’ information systems, technology or accounts may be the target of cyber-attacks. Any interruption or deterioration in the performance of these third parties or the service providers of our counterparties or failures or vulnerabilities of their respective information systems or technology could impair the quality of our funds’ operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.

Finally, there has been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.

RISKS RELATING TO OUR INVESTMENTS

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our NAV.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our investment adviser, as our board of trustee’s valuation designee (as defined in Rule 2a-5 under the Investment Company Act), subject to the oversight of our board of trustees. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The current macroeconomic environment is characterized by labor shortages, high interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Inflation has adversely affected the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter, it remains well above the historic levels over the past several decades. Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates including the current rising interest rate environment.”

Investments in privately held middle-market companies involve significant risks.

We primarily invest in privately held U.S. middle-market companies. Investments in privately held middle-market companies involve a number of significant risks, including the following:

•these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing our investment;

•they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such portfolio company and, in turn, on us;

•there is generally little public information about these companies. These companies and their financial information are generally not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•we, our executive officers, trustees and our investment adviser, its affiliates and/or any of their respective principals and employees may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation;

•changes in laws and regulations (including the tax laws), as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•they may have difficulty accessing the capital markets to meet future capital needs.

Most of our portfolio investments are not publicly traded and, as a result, the fair value of these investments may not be readily determinable.

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments monthly at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments at least quarterly (with certain de minimis exceptions) and subject to a valuation policy and valuation procedures. The valuation process is conducted at the end of each calendar month by our investment adviser, and a portion of our investment portfolio at fair value is subject to review by an independent third-party valuation firm each month. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment adviser’s valuation process within the context of performing our financial statement audit.

The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our NAV per share could be adversely affected if our determinations regarding the fair value of these investments are higher than the values that we realize upon disposition of such investments.

Our debt investments may be risky and we could lose all or part of our investment.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. While the debt we invest in is often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of the loan should we be forced to enforce our remedies.

Some of the loans in which we may invest directly or indirectly through investments in collateralized debt obligations, CLOs or other types of structured entities may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and NAV.

We also may invest in assets other than first and second lien and subordinated debt investments, including high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

We may purchase common stock and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

•to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and

•in some cases, equity securities in which we invest will not pay current distributions, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company. Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;

•preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

•preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and

•generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), second lien senior secured loans or subordinated debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee and incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common shareholders will bear a share of the base management fee and incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

We may be subject to risks associated with broadly syndicated loans.

Our investments may consist of broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure shareholders that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of distributions, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing “first out” and “last out” structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our investment in such portfolio company.

When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in Stressed Issuers may be considered speculative in nature and highly risky.

We may invest in Stressed Issuers, or those issuers experiencing or who begin to experience some level of financial or business distress and who may be undergoing or have recently undergone bankruptcy or other restructuring, reorganization and liquidation proceedings. These characteristics of these Stressed Issuers can cause investments in them to be particularly risky and may be considered speculative. Additionally, the ability of Stressed Issuers to pay their debts on schedule (or at all) could be affected by adverse interest rate movements, changes in the general economic climate, economic factors affecting a particular industry or region or specific developments within Stressed Issuers. Investments in Stressed Issuers frequently do not produce income while they are outstanding and may require us to bear increased expenses, including by increased investment, in order to protect and recover our investments.

Our investment adviser’s fee structure may induce it to make certain investments on our behalf, including speculative investments.

The fees payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our investment adviser is determined, which are calculated as a percentage of the return on NAV, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our Common Shares and the holders of securities convertible into our Common Shares. In addition, our investment adviser will receive the capital gains incentive fee based, in part, upon net capital gains realized on our investments. Unlike the incentive fee, there is no hurdle rate applicable to the capital gains incentive fee. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee is computed and paid on income that has been accrued but not yet received in cash, including as a result of investments with a deferred interest feature such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the fees it received that were based on such accrued interest that we never actually received.

Because of the structure of the incentive fee, it is possible that we may have to pay the incentive fee in a quarter during which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. In addition, if market interest rates rise, our investment adviser may be able to invest our funds in debt investments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive the incentive fee.

Our investments in foreign companies or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S. dollar denominated investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may expose ourselves to risks if we engage in hedging transactions.

We may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. The fair value (rather than the notational value) of any derivatives or swaps we enter into will be included in our calculation of gross assets for purposes of calculating the base management fee. Additionally, derivatives and swaps will be accounted for as realized or unrealized gains (losses) for accounting purposes and could impact the portion of the incentive fee based on realized capital gains. As a result, any derivatives we enter into that result in realized gains may increase the amount of the fees shareholders will be required to pay us.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “Risk Factors—Risks Relating to Our Business and Structure—
We are exposed to risks associated with changes in interest rates including the current rising interest rate environment. ”

As a BDC, we are permitted to enter into unfunded commitment agreements, and, if we fail to meet certain requirements, we will be required to treat such unfunded commitments as derivative transactions, subject to leverage limitations, which may limit our ability to use derivatives and/or enter into certain other financial contracts.

Under Rule 18f-4 under the Investment Company Act, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the rule. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the Investment Company Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics. Another severe outbreak of coronavirus disease (“COVID-19”) or another pandemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results. The COVID-19 pandemic contributed to certain conditions associated with the current macroeconomic environment and caused significant disruptions and instabilities in the global and U.S. financial markets or deteriorations in credit and financing conditions. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our and our portfolio companies’ liquidity positions.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON SHARES

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from any securities offering. Therefore, portions of the distributions that we make may represent a return of capital to a shareholder that will lower such shareholder’s tax basis in its Common Shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from our investment adviser or our administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the sole discretion of our board of trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of trustees may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our common shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities.

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.

Although payments under the Expense Support and Conditional Reimbursement Agreement will not be directly used to fund distributions, substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by our investment adviser and its affiliates, including through any potential waiver of certain investment advisory fees by our investment adviser. Investment advisory fees (including the base management fee and any incentive fee) that have been waived by our investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement since our commencement of operations and through July 31, 2023 will not be subject to recoupment pursuant to the Expense Support and Conditional Reimbursement Agreement. Other expenses that were assumed by our investment adviser since the commencement of our operations continue to be subject to recoupment under the terms of the Expense Support and Conditional Reimbursement Agreement. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser and its affiliates continue to make such reimbursements or waivers of such fees. As of December 31, 2023, there was approximately $18.2 million of expenses supported by the investment adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement. Our future repayment of amounts reimbursed or waived by our investment adviser or its affiliates, pursuant to the Expense Support and Conditional Reimbursement Agreement, will immediately reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which shareholders would otherwise be entitled. Further, there can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our investment adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses we may incur in future periods; however, if our investment adviser chooses to advance any future expenses, this may prevent or reduce a decline in NAV until we repay such expenses by mitigating the effects of such advanced expenses would have on us.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offerings, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from our investment adviser or our administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser or our administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any past or future offering and the performance of our investments. Shareholders should also understand that our future repayment to our investment adviser will reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which shareholders would otherwise be entitled. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. Our investment adviser and our administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Although we have implemented a share repurchase program, we have discretion to not repurchase Common Shares, and our board of trustees has the ability to amend, suspend or terminate the share repurchase program.

Our board of trustees may amend, suspend or terminate the share repurchase program at any time in its discretion. Shareholders may not be able to sell their Common Shares at all in the event our board of trustees amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our common shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our Common Shares will be on the repurchase date.

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of shareholders’ investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that we are unable to raise all the capital we seek, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We may in the future determine to issue preferred shares, which could adversely affect the holders of our Common Shares.

The issuance of shares of preferred shares with distribution or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred shares could make an investment in our Common Shares less attractive. In addition, the distributions on any preferred shares we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of preferred shares must take preference over any distributions or other payments to our common shareholders, and holders of preferred shares are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred shares that converts into common shares). In addition, under the Investment Company Act, preferred shares constitute a “senior security” for purposes of the asset coverage test.

Terms relating to redemption may materially adversely affect returns on any debt securities that we may issue.

If we issue any debt securities that are redeemable at our option, we may choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In addition, if we issue any debt securities subject to mandatory redemption, we may be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In this circumstance, holders of such debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as their debt securities being redeemed.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Common Shares. Additionally, our investment adviser selects our investments, and our common shareholders have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

Our Common Shares have limited liquidity.

Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our Common Shares on a national securities exchange. We do not currently intend to list our Common Shares on a national securities exchange. Investment in us is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in us. Except in limited circumstances for legal or regulatory purposes, our shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our Common Shares for an extended period of time. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered “publicly offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our Common Shares by “benefit plan investors” to less than 25% of the total value of each class of our Common Shares (within the meaning of the Plan Asset Regulations).

If, notwithstanding our intent, the assets of the Fund were deemed to be “plan assets” of any common shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Fund, and (ii) the possibility that certain transactions in which the Fund might seek to engage could constitute “prohibited transactions” under ERISA and Section 4975 of the Code. If a prohibited transaction occurs for which no exemption is available, our investment adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the Covered Plan for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a “benefit plan investor” who decides to invest in the Fund could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or our investment adviser. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Fund, the occurrence of a prohibited transaction involving the individual who established the IRA, or their beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any common shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our board of trustees determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares shall be subject to such terms and conditions.

Prospective investors should carefully review the matters discussed under “Restrictions on Share Ownership” and should consult with their own advisors as to the consequences of making an investment in the Fund.

There is a risk that investors in our Common Shares may not receive distributions or that our distributions may not grow over time and that investors in any debt securities we issue may not receive all of the interest income to which they are entitled.

We intend to make distributions on a monthly basis to our common shareholders out of assets legally available for distribution and in accordance with applicable state law. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to sell some of our investments in order to make cash distributions.

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Certain of the Facilities may also limit our ability to declare distributions if we default under certain provisions. Further, if we invest a greater amount of assets in non-income producing securities, it could reduce the amount available for distribution and may also inhibit our ability to make required interest payments to holders of any debt we may issue, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Investing in our Common Shares may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

The NAV of our Common Shares, and liquidity, if any, of the market for our Common Shares may fluctuate significantly.

The capital and credit markets have experienced periods of extreme volatility and disruption over the past several years (including throughout portions of the past four fiscal years). The NAV for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•price and volume fluctuations in the capital and credit markets from time to time;

•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•changes in accounting guidelines governing valuation of our investments;

•loss of our RIC or BDC status;

•loss of a major funding source;

•our ability to manage our capital resources effectively;

•changes in our earnings or variations in our operating results;

•changes in the value of our portfolio of investments;

•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•departure of Ares’ key personnel;

•uncertainty surrounding the strength of the U.S. economy;

•global unrest; and

•general economic trends and other external factors.

Our common shareholders will experience dilution in their ownership percentage if they do not opt into our distribution reinvestment plan.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan are automatically reinvested in our Common Shares. As a result, our common shareholders that do not opt into our distribution reinvestment plan will experience dilution in their ownership percentage of our Common Shares over time.

Our future credit ratings may not reflect all risks of an investment in our debt securities.

Any credit ratings we receive will be an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in such credit ratings will generally affect the market value of any debt securities we issue. Such credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of or any trading market for any debt securities we issue.

GENERAL RISK FACTORS

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the Russia-Ukraine war, and more recently the Israel-Hamas war and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rates payable on the debt investments we make, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber-attacks or other security breaches, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our investment adviser, our administrator, or their employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. We or our third-party providers may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party vendors for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we rely on the cybersecurity strategy and policies implemented by Ares Management, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on third-party providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on Ares Management, on us or on our third-party service providers could adversely affect us, our business and our reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

As our reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those we or Ares Management control and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while Ares Management has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. Ares Management relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares Management takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. Ares Management expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our investment adviser’s and administrator’s employees, our investors and others and other sensitive information that Ares Management collects, processes and stores in its data centers and on its networks or those of its third-party service providers. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with applicable contractual or other legal obligations regarding such data or intellectual property or a violation of applicable privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

Our portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or cyber-attack than other assets or businesses. Such an event may have material adverse consequences on our investments or may require portfolio companies to increase preventative security measures or expand insurance coverage.

In addition, we operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In the latter half of 2021, the SEC brought three charges, sanctioning eight companies, all of which were registered as broker dealers, investment advisory firms or both, for deficient cybersecurity policies and procedures, and settled charges in two separate actions against public companies for deficient disclosure controls and procedures violations related to a cybersecurity vulnerability that exposed sensitive customer information. More recently, the SEC proposed new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and Ares Management’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including Ares Management’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the CCPA, the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our investment adviser’s or administrator’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or Ares Management’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, our investment adviser’s or administrator’s employees’, our investors’, our portfolio companies, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent of both our investment adviser and our administrator. Ares Management’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares Management’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares Management’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

Ares Management’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our investment adviser or our administrator. Ares Management’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our investment adviser or our administrator, is integrated into Ares Management’s Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares Management ERC”), as discussed below. In addition, Ares Management periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of our investment adviser and our administrator. Ares Management also has annual certification requirements for employees, including employees who provide services to us pursuant to our investment advisory and management agreement and our administration agreement with respect to certain policies supporting the cybersecurity program including Ares Management’s Information Security and Electronic Communications policy, Data Protection policy and Privacy Policy. Ares Management undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party vendors and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our investment adviser, or our administrator, Ares Management has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Ares Management, including coordinating with the relevant employees of our investment adviser and our administrator. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares Management’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares Management ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares Management, as well as to the Audit Committee (the “Audit Committee”) of our board of trustees and to our full board of trustees, if appropriate.

Material Impact of Cybersecurity Risks

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO is also a member of the Ares Management ERC. The Ares Management ERC is a cross-functional committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its CEO, CFO, General Counsel, Global Chief Compliance Officer, Chief Information Officer, CISO, and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and employees of our investment adviser and administrator, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigative controls and ongoing cybersecurity efforts.

The Audit Committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the Ares Management ERC periodically report to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Ares Management’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167 and are provided by our administrator or one of its affiliates in accordance with the terms of the administration agreement.

Item 3.    Legal Proceedings

From time to time, we, our executive officers, trustees and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser. As of December 31, 2023, we were not subject to any material pending legal proceedings.

We and our investment adviser are also subject to extensive regulation, which, from time to time, results in requests for information from us or our investment adviser or regulatory proceedings or investigations against us or our investment adviser. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuances

We currently issue three classes of our common shares: Class I shares, Class S shares and Class D shares (“Common Shares”). The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Shares of our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

As of March 13, 2024, there were 1,438 holders of record of our Class I common shares, 2,867 holders of record of our Class S common shares and 80 holders of record of our Class D common shares.

We determine our NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares for the year ended December 31, 2023:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2023	$25.40	$25.40	$25.40
February 28, 2023	$25.58	$25.58	$25.58
March 31, 2023	$25.71	$25.71	$25.71
April 30, 2023	$26.12	$26.12	$26.12
May 31, 2023	$26.08	$26.08	$26.08
June 30, 2023	$26.75	$26.75	$26.75
July 31, 2023	$27.01	$27.01	$27.01
August 31, 2023	$27.08	$27.08	$27.08
September 30, 2023	$27.07	$27.07	$27.07
October 31, 2023	$26.92	$26.92	$26.92
November 30, 2023	$27.03	$27.03	$27.03
December 31, 2023	$27.22	$27.22	$27.22

Distributions

We have declared distributions each month beginning June 2023 and we expect to continue to pay regular monthly distributions. Any distributions we make will be at the sole discretion of our board of trustees, who will consider factors such as our earnings, cash flow, capital needs and general financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our RIC status, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income.

The per share amount of distributions on Class I shares, Class S shares and Class D shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D shares (compared to Class I shares, which have no shareholder servicing and/or distribution fees).

The following table presents our monthly regular distributions that were declared and payable during the year ended December 31, 2023 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$7,195
August 10, 2023	September 29, 2023	October 25, 2023	0.19925	8,027
August 10, 2023	October 31, 2023	November 27, 2023	0.19925	8,949
November 13, 2023	November 30, 2023	December 26, 2023	0.21430	10,153
November 13, 2023	December 29, 2023	January 25, 2024	0.21430	11,131
			$1.02635	$45,455

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.17975	$430
August 10, 2023	September 29, 2023	October 25, 2023	0.18033	917
August 10, 2023	October 31, 2023	November 27, 2023	0.17971	1,214
November 13, 2023	November 30, 2023	December 26, 2023	0.19549	1,747
November 13, 2023	December 29, 2023	January 25, 2024	0.19479	2,137
			$0.93007	$6,445

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19351	$134
August 10, 2023	September 29, 2023	October 25, 2023	0.19369	228
August 10, 2023	October 31, 2023	November 27, 2023	0.19350	235
November 13, 2023	November 30, 2023	December 26, 2023	0.20877	292
November 13, 2023	December 29, 2023	January 25, 2024	0.20856	377
			$0.99803	$1,266

Shareholder Servicing and Distribution Plan

Pursuant to Rule 12b-1 under the Investment Company Act, we adopted a shareholder servicing and distribution plan pursuant to which Class S and Class D shares are subject to shareholder servicing and/or distribution fees. The following table shows the shareholder servicing and/or distribution fees we and, ultimately, certain classes of our common shareholders, pay the Intermediary Manager with respect to the Class S and Class D shares on an annualized basis as a percentage of our NAV for such class. No shareholder servicing and/or distribution fees are paid with respect to the Class I shares.

Annual Shareholder Servicing and/or Distribution Fees as a % of NAV
Class S	0.85%
Class D	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation.

The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers. Because the shareholder servicing and/or distribution fees with respect to Class S and Class D shares are calculated based on the aggregate

NAV for all of the outstanding shares of each such class, such shareholder servicing and/or distribution fees reduce the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Fund, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of our other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

Our investment adviser, or its affiliates, may pay additional compensation out of its own resources (i.e., not Fund assets) to certain selling agents or financial intermediaries in connection with the sale of our Common Shares. The additional compensation may differ among brokers or dealers in amount or in the amount of calculation. Payments of additional compensation may be fixed dollar amounts or, based on the aggregate value of outstanding Common Shares held by our common shareholders introduced by the broker or dealer, or determined in some other manner. The receipt of the additional compensation by a selling broker or dealer may create potential conflicts of interest between an investor and its broker or dealer who is recommending us over other potential investments.

The shareholder servicing and/or distribution fees that were attributable to Class S and D shares for the year ended December 31, 2023 were as follows (dollars amounts in thousands):

For the Year Ended December 31, 2023
Class S	$657
Class D	$36

The date of the first sale of Class S and D shares was August 1, 2023.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will not reinvest cash distributions declared by the board of trustees on behalf of our shareholders unless such shareholders elect for their shares to be automatically reinvested. As a result, if the board of trustees authorizes, and we declare, a cash distribution, then our shareholders who have opted into our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account. The purchase price for shares issued under our distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable.

Share Repurchase Program

We have implemented a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all our shareholders and filed with the SEC on Schedule TO. All our common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deduct 2.00% from such NAV for shares that have not been outstanding for at least one year (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

During the year ended December 31, 2023, we repurchased approximately 2,955 shares of our Class I shares for a total value of $78 thousand. The following table presents the share repurchases completed during the year ended December 31, 2023 (dollars in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
November 30, 2023	2,955	0.01%	December 20, 2023	$27.03	$78	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on October 31, 2023.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed, we did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

SENIOR SECURITIES
(dollar amounts in thousands, except per unit data)
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following table as of December 31, 2023 and 2022. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2023, is included herein this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2023	$460,349	$3,480	$—	N/A
Fiscal 2022	—	—	—	N/A
SG Funding Facility
Fiscal 2023	$250,000	$3,480	$—	N/A
_______________________________________________________________________________

(1)Total amount of each class of senior securities outstanding at principal value at the end of the period presented.

(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit”.

(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.

(4)Not applicable because the securities are not registered for public trading on a stock exchange.

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this Annual Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Strategic Income Fund (the “Fund,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects;

•the return or impact of current and future investments;

•the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economy;

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

•uncertainty surrounding global financial stability;

•the Israel-Hamas war;

•the disruption of global shipping activities;

•the Russia-Ukraine war and the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

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

•the timing, form and amount of any distributions;

•the timing of cash flows, if any, from the operations of our portfolio companies;

•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments; and

•the fluctuations in global interest rates.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and the other information included in this Annual Report.

We have based the forward-looking statements included in this Annual Report on information available to us on the filing date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are an externally managed, closed-end management investment company. Formed as a Delaware statutory trust on March 15, 2022, we have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”).

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (NYSE:ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement (the “investment advisory and management agreement”). Our investment adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our investment adviser is registered as an investment adviser with the SEC. Our administrator, Ares Operations LLC (“Ares Operations” or “our administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We seek to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which we generally define as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. For cash management and other purposes, we also intend to invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. We intend to primarily invest in illiquid and restricted investments, and while most of our investments are expected to be in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we may also invest from time to time in non-U.S. companies. Our portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our investment adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under our credit facilities and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations, while retaining all or most of the exposure to the performance of these investments.

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

MACROECONOMIC ENVIRONMENT

Credit markets continued to be under pressure during 2023 amid a risk-off environment and sustained macro-economic uncertainty due to rising Treasury yields, record-high inflation, tighter financial conditions, financial market instability and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

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

Expenses

The services of all investment professionals of our investment adviser and its staff, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the year ended December 31, 2023 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the year ended December 31, 2023 for more information on the Expense Support and Conditional Reimbursement Agreement.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022 is presented below.

(dollar amounts in thousands)	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
New investment commitments(1):
New portfolio companies	$3,071,483	$125,851
Existing portfolio companies	521,632	—
Total new investment commitments(2)	$3,593,115	$125,851
Less: investment commitments exited(3)	(785,133)	(7,207)
Net investment commitments	$2,807,982	$118,644
Principal amount of investments funded:
First lien senior secured loans	$3,061,203	$118,160
Second lien senior secured loans	54,584	—
Senior subordinated loans	66,784	196
Collateralized loan obligations	30,071	—
Preferred equity	39,496	—
Other equity	8,834	100
Total	$3,260,972	$118,456
Principal amount of investments sold or repaid:
First lien senior secured loans	$761,932	$6,003
Second lien senior secured loans	12,209	—
Senior subordinated loans	3,550	196
Total	$777,691	$6,199
Weighted average remaining term for investment commitments (in months)	63	54
Percentage of new investment commitments at floating rates	97%	99%
Weighted average yield(4):
Funded during the period at amortized cost	10.3%	9.2%
Funded during the period at fair value	10.4%	9.3%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the year ended December 31, 2023 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $3.3 billion and $118 million for the year ended December 31, 2023 and for the period from December 5, 2022 (commencement of operations) to December 31, 2022, respectively.

(3)Includes funded commitments. For the year ended December 31, 2023 and for the period from December 5, 2022 (commencement of operations) to December 31, 2022, investment commitments exited included exits of unfunded commitments of $8 million and $1 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of December 31, 2023 and 2022, our investments consisted of the following:

	As of December 31,
	2023		2022
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,374,887	$2,391,750	$108,669	$108,429
Second lien senior secured loans	43,237	43,771	—	—
Senior subordinated loans	61,619	62,483	—	—
Collateralized loan obligations	28,606	28,781	—	—
Preferred equity	39,500	41,033	—	—
Other equity	8,935	9,740	100	100
Total	$2,556,784	$2,577,558	$108,769	$108,529
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the year ended December 31, 2023 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.7%	10.6%	9.5%	9.5%
Total portfolio(2)	10.5%	10.4%	9.5%	9.5%
First lien senior secured loans(3)	10.6%	10.5%	9.5%	9.5%
Second lien senior secured loans(3)	12.8%	12.6%	—%	—%
Senior subordinated loans(3)	14.1%	13.9%	—%	—%
Collateralized loan obligations(3)	10.5%	10.5%	—%	—%
Other income producing equity securities(4)	9.0%	8.9%	—%	—%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of December 31, 2023 and 2022:

	As of December 31,
	2023				2022
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$15,112	0.6%	1	0.4%	$—	—%	—	—%
Grade 3	2,557,743	99.2	257	99.2	108,529	100.0	105	100.0
Grade 2	4,703	0.2	1	0.4	—	—	—	—
Grade 1	—	—	—	—	—	—	—	—
Total	$2,577,558	100.0%	259	100.0%	$108,529	100.0%	105	100.0%

As of December 31, 2023 and 2022, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of December 31, 2023 and 2022, none of the loans were on non-accrual status.

RESULTS OF OPERATIONS

We commenced operations on December 5, 2022.

For the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022

Operating results for the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022 were as follows:

(in thousands)	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Investment Income
Interest income	$108,040	$183
Dividend income	277	—
Other income	1,492	—
Total investment income	109,809	183

Expenses
Interest and credit facility fees	24,798	118
Base management fee	9,713	130
Income based fee	7,622	—
Capital gains incentive fee	3,162	—
Offering expenses	4,123	—
Shareholder servicing and distribution fees
Class S	657	—
Class D	36	—
Administrative and other fees	3,018	—
Organization expenses	—	788
Other general and administrative	4,009	404
Total expenses	57,138	1,440
Expense support	(16,762)	(1,449)
Net expenses	40,376	(9)
Net investment income before income taxes	69,433	192
Income tax expense, including excise tax	946	9
Net investment income	68,487	183

Net realized gains on investments and foreign currency transactions	6,255	54
Net unrealized gains (losses) on investments and foreign currency transactions	19,297	(311)
Net increase (decrease) in net assets resulting from operations	$94,039	$(74)

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

The increase in total investment income was primarily due to the increase in our investment portfolio from $109 million as of December 31, 2022 to $2,578 million as of December 31, 2023. Our weighted average yield on total investments at amortized cost and fair value was 10.5% and 10.4%, respectively, as of December 31, 2023, and 9.5% and 9.5%, respectively, as of December 31, 2022. The increase in the weighted average yield on total investments was primarily due to higher base rates.

Expenses

For the year ended December 31, 2023, interest and credit facility fees were $24.8 million. The average principal amount outstanding on our debt for the year ended December 31, 2023 was $298 million with a weighted average stated interest rate of 7.5%.

For the year ended December 31, 2023, the base management fee was $9.7 million. For the year ended December 31, 2023, the income based fee was $7.6 million. Our investment adviser has agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023 of $2.5 million and $1.3 million, respectively. For the year ended December 31, 2023, the capital gains incentive fee calculated in accordance with GAAP was $3.2 million due to net gains on investments and foreign currency transactions of $25.6 million. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the year ended December 31, 2023, there was $3.2 million of capital gains incentive fee accrued in accordance with GAAP. As of December 31, 2023, there was $56 thousand of capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2023, for more information on the base management fee, income based fee and capital gains incentive fee.

Organization expenses and offering expenses include expenses incurred in our initial formation and our continuous offering of Common Shares (as defined below). Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the year ended December 31, 2023, for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the year ended December 31, 2023, total other expenses was $11.8 million which is comprised of shareholder servicing and distribution fees, administrative and other fees, offering expenses and other general and administrative expenses.

Realized and Unrealized Gains (Losses) on Investments and Foreign Currency Transactions

For the year ended December 31, 2023, we recorded $6.4 million of net realized gains on investments, primarily from full or partial sales of our debt investments. We also recorded $0.1 million of net realized losses on foreign currency transactions.

For the year ended December 31, 2023, we recorded net unrealized gains on investments of $20.4 million and net unrealized losses on foreign currency transactions of $1.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our current liquidity and capital resources are expected to be generated primarily from the proceeds received from the sale of common shares of beneficial interest, including Class I shares, Class S shares and Class D shares (“Common Shares”), pursuant to our registration statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023 (as amended and supplemented, the “Registration Statement”) on a continuous basis at a price per share equal to the then-current net asset value (“NAV”) per share, cash flows from our operations and advances from our credit facilities (the Revolving Credit Facility and the SG Funding Facility (each as defined below, and together, the “Facilities”)). Further, we expect to generate additional liquidity and capital resources from the net proceeds of any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our investment adviser and our administrator), (iii) the cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2023, we had approximately $58.0 million in cash and cash equivalents and $710.3 million in total aggregate principal amount of debt outstanding ($710.3 million at carrying value) and our asset coverage was 348%. Subject to borrowing base and other restrictions, we had approximately $1.1 billion available for additional borrowings under the Facilities as of December 31, 2023.

We may from time to time seek to retire or repurchase our Common Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. We conduct any such repurchases of our Common Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of common stock or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under the Facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity Capital Activities

During the year ended December 31, 2023, pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847.1 million of our Class I shares entered into between us and several investors between November 2022 and ending on January 30, 2023 (the “Seed Investment Agreements”), we called an aggregate of $699 million, and in exchange therefore, we issued approximately 26,475,535 Class I shares. From October 6, 2022 through December 31, 2023, pursuant to the Seed Investment Agreements, we called an aggregate of $847.1 million, and in exchange therefore, we issued approximately 32,402,451 Class I shares to 61 shareholders, including the investment from our sole initial shareholder.

On August 1, 2023, we held the first closing in the offering of Common Shares, pursuant to our Registration Statement. We offer on a continuous basis up to $7.5 billion of our Common Shares, pursuant to an offering (the “Offering”) registered with the SEC. The purchase price per share for each class of Common Shares equals to our NAV per share, as of the effective date of the monthly share purchase date. Ares Wealth Management Solutions, LLC, our intermediary manager, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. We also engage in offerings of our Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

The following table summarizes transactions in Common Shares during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
(in thousands)	Shares	Amount
Class I
Subscriptions(1)	45,712	$1,218,909
Distributions reinvested	307	8,289
Repurchased shares, net of early repurchase deduction	(3)	(78)
Net increase	46,016	$1,227,120
Class S
Subscriptions(1)	10,959	$296,150
Distributions reinvested	13	341
Net increase	10,972	$296,491
Class D
Subscriptions(1)	1,798	$48,588
Distributions reinvested	8	222
Net increase	1,806	$48,810
Total net increase	58,794	$1,572,421
____________________________________

(1)See “Recent Developments” as well as Note 12 to our consolidated financial statements for the year ended December 31, 2023 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares.

	NAV Per Share
	Class I	Class S	Class D
December 31, 2022	$24.99	$24.99	$24.99
January 31, 2023	$25.40	$25.40	$25.40
February 28, 2023	$25.58	$25.58	$25.58
March 31, 2023	$25.71	$25.71	$25.71
April 30, 2023	$26.12	$26.12	$26.12
May 31, 2023	$26.08	$26.08	$26.08
June 30, 2023	$26.75	$26.75	$26.75
July 31, 2023	$27.01	$27.01	$27.01
August 31, 2023	$27.08	$27.08	$27.08
September 30, 2023	$27.07	$27.07	$27.07
October 31, 2023	$26.92	$26.92	$26.92
November 30, 2023	$27.03	$27.03	$27.03
December 31, 2023	$27.22	$27.22	$27.22

Distributions

Our board of trustees declared monthly regular distributions for each class of our Common Shares. The following table presents the monthly regular distributions that were declared and payable during the year ended December 31, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$7,195
August 10, 2023	September 29, 2023	October 25, 2023	0.19925	8,027
August 10, 2023	October 31, 2023	November 27, 2023	0.19925	8,949
November 13, 2023	November 30, 2023	December 26, 2023	0.21430	10,153
November 13, 2023	December 29, 2023	January 25, 2024	0.21430	11,131
			$1.02635	$45,455

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.17975	$430
August 10, 2023	September 29, 2023	October 25, 2023	0.18033	917
August 10, 2023	October 31, 2023	November 27, 2023	0.17971	1,214
November 13, 2023	November 30, 2023	December 26, 2023	0.19549	1,747
November 13, 2023	December 29, 2023	January 25, 2024	0.19479	2,137
			$0.93007	$6,445

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19351	$134
August 10, 2023	September 29, 2023	October 25, 2023	0.19369	228
August 10, 2023	October 31, 2023	November 27, 2023	0.19350	235
November 13, 2023	November 30, 2023	December 26, 2023	0.20877	292
November 13, 2023	December 29, 2023	January 25, 2024	0.20856	377
			$0.99803	$1,266

The net distributions received by shareholders of Class S and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 12 to our consolidated financial statements for the year ended December 31, 2023 for a subsequent event relating to regular distributions declared by our board of trustees.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan (“distribution reinvestment plan”), pursuant to which we will not reinvest cash distributions declared by our board of trustees on behalf of our shareholders unless such shareholders elect for their shares to be automatically reinvested. As a result, if our board of trustees authorizes, and we declare, a cash distribution, then our shareholders who have opted into our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account. The purchase price for shares issued under our distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable.

Share Repurchase Program

We have implemented a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all our shareholders and filed with the SEC on Schedule TO. All our common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us pursuant to the terms of each tender offer, will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deduct 2.00% from such NAV for shares that have not been outstanding for at least one year. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

During the year ended December 31, 2023, we repurchased approximately 2,955 shares of the Fund’s Class I shares for a total value of $78 thousand. The following table presents the share repurchases completed during the year ended December 31, 2023 (dollars in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
November 30, 2023	2,955	0.01%	December 20, 2023	$27.03	$78	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on October 31, 2023.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

Debt Capital Activities

Our outstanding debt as of December 31, 2023 and 2022 was as follows:

	As of December 31,
	2023				2022
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$800,000	(2)	$460,349	$460,325	$625,000	(2)	$—	$—
SG Funding Facility	1,000,000	(3)	250,000	250,000	—		—	—
Total	$1,800,000		$710,349	$710,325	$625,000		$—	$—
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

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.0 billion.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that allows us to borrow up to $800 million at any one time outstanding. The end of the revolving period and the stated maturity date are December 20, 2026 and December 20, 2027, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $1.1 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. We are also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2023, there was $460 million aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”) are a party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that provides for a facility amount of $1,000 million. The end of the revolving period and the stated maturity date are July 26, 2026 and July 26, 2028, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.0 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin that is a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consists of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that consists of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that does not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that does not consist of broadly syndicated loans. From and after the six-month anniversary of the effective date of the SG Funding Facility, the applicable margin will be subject to a floor of 2.75% per annum. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of December 31, 2023, there was $250 million aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility. See “Recent Developments,” as well as Note 12 to our consolidated financial statements for the year ended December 31, 2023 for a subsequent event related to the SG Funding Facility.

RECENT DEVELOPMENTS

On February 7, 2024, our board of trustees appointed Paul Cho, age 41, as our Chief Accounting Officer, effective as of February 15, 2024. Paul Cho is a Managing Director and Chief Accounting Officer in the finance and accounting department of Ares and the Chief Accounting Officer of Ares Capital Corporation, a publicly traded BDC managed by our investment adviser. Prior to joining Ares in 2008, Paul Cho was at Macias Gini & O’Connell LLP, where he focused on audits of state and local government entities. Paul Cho holds a B.A. from the University of California, Berkeley in Economics.

On February 9, 2024, we and ASIF Funding I entered into an agreement to amend the SG Funding Facility, that among other things, increased the total commitments under the SG Funding Facility from $1.0 billion to $1.2 billion. In addition, on February 27, 2024, we and ASIF Funding I entered into an agreement to amend the SG Funding Facility, that among other things, increased the total commitments under the SG Funding Facility from $1.2 billion to $1.4 billion.

On March 1, 2024, we, as parent and servicer, entered into a credit agreement (the “Scotiabank Funding Facility”) with ASIF Funding II, LLC, our wholly owned subsidiary, as borrower (“ASIF Funding II”), the lenders from time to time parties thereto, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian and document custodian, that (i) provides a facility amount of $750 million, of which $500 million will become available during the six-month period following the closing date and (ii) has a reinvestment period ending September 1, 2026 and a final maturity date of March 1, 2033. In addition, on March 1, 2024, we, as transferor, and ASIF Funding II, as transferee, entered into a contribution agreement (the “Contribution Agreement,” and together with the Scotiabank Funding Facility, the “Borrower Agreements”), pursuant to which we will transfer to ASIF Funding II certain originated or acquired loans and related assets (collectively, the “Loans”) from time to time. The obligations of ASIF Funding II under the Scotiabank Funding Facility are secured by substantially all assets held by ASIF Funding II, including the Loans. The interest rate charged on the Scotiabank Funding Facility is based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the Scotiabank Funding Facility.

On January 1, 2024, we issued and sold 6,379,864 Common Shares (consisting of 4,498,593 Class I shares, 1,431,014 Class S shares and 450,257 Class D shares at an offering price of $27.22 per share for each class of share), and we received approximately $174 million as payment for such shares.

On February 1, 2024, we issued and sold 6,934,233 Common Shares (consisting of 5,064,215 Class I shares, 1,746,242 Class S shares and 123,776 Class D shares at an offering price of $27.17 per share for each class of share), and we received approximately $188 million as payment for such shares.

We received approximately $222 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective March 1, 2024. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of February 29, 2024 (the “February NAV”), which is generally expected to be available within 20 business days after March 1, 2024. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the February NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, March 1, 2024.

On January 23, 2024, we announced the declaration of regular monthly distributions for each class of our Common Shares in the amounts per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
January 2024 Distributions
Class I	$0.21430	$0.00000	$0.21430
Class S	$0.21430	$0.01960	$0.19470
Class D	$0.21430	$0.00576	$0.20854
February 2024 Distributions
Class I	$0.21430	$0.00000	$0.21430
Class S	$0.21430	$0.01830	$0.19600
Class D	$0.21430	$0.00538	$0.20892

The January 2024 distributions for each class of our Common Shares were payable to shareholders of record as of the open of business on January 31, 2024 and were paid on February 22, 2024. The January 2024 distributions were paid in cash or reinvested in the Common Shares for shareholders participating in our distribution reinvestment plan.

The February 2024 distributions for each class of our Common Shares were payable to shareholders of record as of the open of business on February 29, 2024 and will be paid on or about March 25, 2024. The February 2024 distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in our distribution reinvestment plan.

On January 23, 2024, we announced the declaration of regular monthly gross distributions for March 2024 and on March 14, 2024, we announced the declaration of regular monthly gross distributions for April, May and June 2024, in each case for each class of our Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
March 29, 2024	April 24, 2024	$0.21430	$0.21430	$0.21430
April 30, 2024	May 23, 2024	$0.21430	$0.21430	$0.21430
May 31, 2024	June 25, 2024	$0.21430	$0.21430	$0.21430
June 28, 2024	July 24, 2024	$0.21430	$0.21430	$0.21430
_______________________________________________________________________________

(1)The distributions for each class of our Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in our Common Shares for shareholders participating in our distribution reinvestment plan. The net distributions received by shareholders of each of the Class S and Class D shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of our Common Shares as of their respective record dates. Class I shares have no shareholder servicing and/or distribution fees.

CRITICAL ACCOUNTING ESTIMATES

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this prospectus. See Note 2 to our consolidated financial statements for the year ended December 31, 2023 for more information on our critical accounting policies.

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

Pursuant to Rule 2a-5 under the Investment Company Act, our board of trustees has designated our investment adviser as its “valuation designee” to perform fair value determinations for investments held by us without readily available market quotations, subject to the oversight by our board of trustees. All investments are recorded at their fair value.

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

In addition to using the above inputs in investment valuations, our investment adviser continues to employ the net asset valuation policy and procedures that have been reviewed by our board of trustees in connection with their designation of our investment adviser as our valuation designee and are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10. Consistent with its valuation policies and procedures, our investment adviser evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Because there may not be a readily available market value for some of the investments in our portfolio, the fair value of a portion of our investments may be determined using unobservable inputs.

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

See Note 8 to our consolidated financial statements for the year ended December 31, 2023 for more information on our valuation process.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the rising interest rates, inflationary pressures, the Russia-Ukraine war and more recently the Israel-Hamas war and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business and Structure—Inflation has adversely affected the business, results of operations and financial condition of our portfolio companies.”

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least quarterly (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2023 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates including the current rising interest rate environment.”

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

As of December 31, 2023, 96% of the investments at fair value in our portfolio were at floating rates, 2% bore interest at fixed rate and 2% were non-income producing. Additionally, 73% of the variable rate investments at fair value contained interest rate floors. The Facilities bear interest at variable rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our December 31, 2023 consolidated statement of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$75	$21	$54
Up 200 basis points	$50	$14	$36
Up 100 basis points	$25	$7	$18
Down 100 basis points	$(25)	$(7)	$(18)
Down 200 basis points	$(50)	$(14)	$(36)
Down 300 basis points	$(75)	$(21)	$(54)
________________________________________

(1)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the year ended December 31, 2023 for more information on the income based fee.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)    Management’s Report on Internal Controls over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC.

(c)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.    Consolidated Financial Statements—See the Index to Consolidated Financial Statements on Page F-1.

2.    Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

3.    Exhibits.

Number	Document
3.1	Fourth Amended and Restated Declaration of Trust(1)
3.2	Second Amended and Restated Bylaws(2)
4.1	Form of Public Offering Subscription Agreement(3)
4.2	Description of Common Shares of Beneficial Interest*
10.1	Form of Multi-Class Plan(3)
10.2	Distribution Reinvestment Plan(4)
10.3	Second Amended and Restated Investment Management and Advisory Agreement(5)
10.4	Intermediary Manager Agreement(6)
10.5	Form of Selected Intermediary Manager Agreement (Included as Exhibit A to the Intermediary Manager Agreement)(6)
10.6	Distribution and Shareholder Servicing Plan of the Registrant*
10.7	Custody Agreement(4)
10.8	Document Custody Agreement(4)
10.9	Amended and Restated Administration Agreement(7)
10.10	Transfer Agency Services Agreement(4)
10.11	Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Adviser(4)
10.12	Form of Indemnification Agreement by and between the Registrant and each of its Trustees and certain of its officers(4)
10.13	Form of Indemnification Agreement by and between the Registrant and members of the Investment Committee of the Adviser(4)
10.14	Senior Secured Credit Agreement, dated as of December 20, 2022, by and among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(8)
10.15	Commitment Increase Agreement, dated as of July 10, 2023, among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank N.A. as administrative agent(9)
10.16	Loan and Servicing Agreement, dated as of July 26, 2023, among ASIF Funding I, LLC as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent, the collateral agent and collateral administrator party, and the document custodian party(10)
10.17	Amendment No. 1 to the Loan and Servicing Agreement, dated as of December 19, 2023, among ASIF Funding I, LLC as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent and swingline lender, the collateral agent and collateral administrator party, and the document custodian party(11)
10.18	Amendment No. 2 to the Loan and Servicing Agreement, dated as of February 9, 2024, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent and swingline lender, the collateral agent and collateral administrator party, and the document custodian party(12)
10.19	Amendment No. 3 to the Loan and Servicing Agreement, dated as of February 27, 2024, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time party thereto, Société Générale, as agent and swingline lender, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian(15)
10.20	Credit Agreement, dated as of March 1, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer, the lenders from time to time party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian and document custodian(16)

Number	Document
10.21	Contribution Agreement, dated as of July 26, 2023, among Ares Strategic Income Fund, as transferor, and ASIF Funding I, LLC, as transferee(13)
10.22	Contribution Agreement, dated as of March 1, 2024, among Ares Strategic Income Fund, as transferor, and ASIF Funding II, LLC, as transferee(17)
10.23	Commitment Increase Agreement, dated as of July 31, 2023, among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent(14)
10.24	Trademark License Agreement*
21.1	Subsidiaries of Ares Strategic Income Fund*
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 25, 2023.
(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 25, 2023.
(3)	Incorporated by reference to the corresponding exhibit number to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on April 20, 2023.
(4)	Incorporated by reference to the corresponding exhibit number to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 25, 2023.
(6)	Incorporated by reference to Exhibit 10.2 in the Registrants Quarterly Report on Form 10-Q, filed on May 15, 2023.
(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 25, 2023.
(8)	Incorporated by reference to the corresponding exhibit number to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on January 31, 2023.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 14, 2023.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2023.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 13, 2024.
(13)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.
(14)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 4, 2024.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 6, 2024.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 6, 2024.

Item 16.    Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (KPMG LLP, Los Angeles, California, PCAOB ID 185)	F-2
Consolidated Statement of Assets and Liabilities as of December 31, 2023 and 2022	F-3
Consolidated Statement of Operations for the year ended December 31, 2023 and for the period from December 5, 2022 (commencement of operations) to December 31, 2022	F-4
Consolidated Schedules of Investments as of December 31, 2023 and 2022	F-5
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2023 and for the period from December 5, 2022 (commencement of operations) to December 31, 2022	F-29
Consolidated Statement of Cash Flows for the year ended December 31, 2023 and for the period from December 5, 2022 (commencement of operations) to December 31, 2022	F-30
Notes to Consolidated Financial Statements	F-31

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees
Ares Strategic Income Fund:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Ares Strategic Income Fund (the Fund), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023, and for the period from December 5, 2022 (commencement of operations) to December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, and for the period from December 5, 2022 (commencement of operations) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodians, agent banks, and brokers, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Accompanying Supplemental Information

The senior securities information included in Part II, Item 5 of the Annual Report on Form 10-K of the Fund for the year ended December 31, 2023, under the caption “Senior Securities” (the Senior Securities Table), has been subjected to audit procedures performed in conjunction with the audit of the Fund’s respective consolidated financial statements. The Senior Securities Table is the responsibility of the Fund’s management. Our audit procedures included determining whether the Senior Securities Table reconciles to the respective consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the Senior Securities Table. In forming our opinion on the Senior Securities Table, we evaluated whether the Senior Securities Table, including its form and content, is presented in conformity with the instructions to Form N-2. In our opinion, the Senior Securities Table is fairly stated, in all material respects, in relation to the respective consolidated financial statements as a whole.

/s/ KPMG LLP

We have served as the Fund’s auditor since 2022.

Los Angeles, California
March 14, 2024

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of December 31,
	2023	2022
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments (amortized cost of $2,556,784 and $108,769, respectively)	$2,577,558	$108,529
Cash and cash equivalents	57,972	113,417
Interest receivable	18,126	139
Receivable for open trades	21,971	4,481
Other assets	29,925	6,247
Total assets	$2,705,552	$232,813
LIABILITIES
Debt	$710,325	$—
Base management fee payable	1,851	—
Income based incentive fee payable	4,606	—
Capital gains incentive fee payable	3,162	—
Interest and facility fees payable	1,656	—
Payable for open trades	199,602	84,490
Accounts payable and other liabilities	9,089	225
Distribution payable	13,645	—
Distribution and servicing fee payable	224	—
Total liabilities	944,160	84,715
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 64,721 and 5,927 common shares issued and outstanding, respectively	647	59
Capital in excess of par value	1,719,185	148,113
Accumulated earnings (loss)	41,560	(74)
Total net assets	1,761,392	148,098
Total liabilities and net assets	$2,705,552	$232,813

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$1,413,632	$148,098
Common shares outstanding ($0.01 par value, unlimited shares authorized)	51,943	5,927
Net asset value per share	$27.22	$24.99
Class S Shares:
Net assets	$298,608	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	10,972	—
Net asset value per share	$27.22	$—
Class D Shares:
Net assets	$49,152	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,806	—
Net asset value per share	$27.22	$—

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)

	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$108,040	$183
Dividend income	277	—
Other income	1,492	—
Total investment income from non-controlled/non-affiliate company investments	109,809	183
EXPENSES:
Interest and credit facility fees	24,798	118
Base management fee	9,713	130
Income based fee	7,622	—
Capital gains incentive fee	3,162	—
Offering expenses	4,123	—
Shareholder servicing and distribution fees
Class S	657	—
Class D	36	—
Administrative and other fees	3,018	—
Organization expenses	—	788
Other general and administrative	4,009	404
Total expenses	57,138	1,440
Expense support (Note 3)	(16,762)	(1,449)
Net expenses	40,376	(9)
NET INVESTMENT INCOME BEFORE INCOME TAXES	69,433	192
Income tax expense, including excise tax	946	9
NET INVESTMENT INCOME	68,487	183
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Net realized gains on investments	6,381	54
Net realized losses on foreign currency transactions	(126)	—
Net realized gains	6,255	54
Net unrealized gains (losses):
Net unrealized gains (losses) on investments	20,415	(311)
Net unrealized losses on foreign currency transactions	(1,118)	—
Net unrealized gains (losses)	19,297	(311)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	25,552	(257)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$94,039	$(74)

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	10.39%	SOFR (Q)	5.00%		08/2028		$10,972.5	$10,770.5	$10,979.4	(5)
Applied Systems, Inc.	First lien senior secured loan	9.85%	SOFR (Q)	4.50%		09/2026		9,397.3	9,399.8	9,430.3	(5)
Aptean, Inc. and Aptean Acquiror Inc.	First lien senior secured loan	9.71%	SOFR (M)	4.25%		04/2026		5,953.1	5,858.6	5,935.7
BCTO Ignition Purchaser, Inc.	First lien senior secured loan	14.40% PIK	SOFR (Q)	9.00%		10/2030		15,967.5	15,559.9	15,648.2	(3)(5)(6)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (8)	First lien senior secured loan	11.59%	SOFR (Q)	6.25%		06/2030		13,370.7	13,062.5	13,370.7	(5)(6)
	Class A-1 units				06/2023		100,000		100.0	100.0	(6)
									13,162.5	13,470.7
Boxer Parent Company Inc.	First lien senior secured loan	9.61%	SOFR (S)	4.25%		12/2028		9,157.3	9,132.1	9,210.0	(3)
CCC Intelligent Solutions Inc.	First lien senior secured loan	7.72%	SOFR (M)	2.25%		09/2028		3,816.6	3,817.7	3,814.3	(3)(5)
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	9.95%	SOFR (B)	4.50%		09/2028		31,676.7	30,255.7	30,820.5	(5)
	First lien senior secured loan	9.99%	SOFR (Q)	4.50%		03/2029		6,613.4	6,255.0	6,447.3	(5)
	Second lien senior secured notes	9.00%	Fixed			09/2029		100.0	80.5	95.3
									36,591.2	37,363.1
Conservice Midco, LLC	First lien senior secured loan	9.71%	SOFR (M)	4.25%		05/2027		3,989.7	3,958.3	3,991.4
Coupa Holdings, LLC and Coupa Software Incorporated (8)	First lien senior secured loan	12.86%	SOFR (M)	7.50%		02/2030		4,590.2	4,489.1	4,590.2	(5)(6)
Crosspoint Capital AS SPV, LP (8)	First lien senior secured revolving loan	12.10%	SOFR (Q)	6.75%		07/2029		211.3	184.3	182.2	(3)(5)(6)
	First lien senior secured loan	12.10%	SOFR (Q)	6.75%		07/2030		13,908.8	13,548.7	13,769.7	(3)(5)(6)
	Limited partnership interest	8.00% PIK			10/2023		100,000		102.5	96.7	(3)(6)
									13,835.5	14,048.6
Echo Purchaser, Inc. (8)	First lien senior secured revolving loan	10.87%	SOFR (Q)	5.50%		11/2029		159.1	81.2	79.5	(5)(6)
	First lien senior secured loan	10.87%	SOFR (S)	5.50%		11/2029		26,250.0	25,735.8	25,725.0	(5)(6)
									25,817.0	25,804.5
Epicor Software Corporation	First lien senior secured loan	9.11%	SOFR (M)	3.75%		07/2027		6,500.0	6,450.7	6,552.0	(5)
	First lien senior secured loan	8.72%	SOFR (M)	3.25%		07/2027		5,256.0	5,214.6	5,269.6	(5)
									11,665.3	11,821.6
eResearch Technology, Inc.	First lien senior secured loan	9.97%	SOFR (M)	4.50%		02/2027		29,922.5	28,708.8	29,847.7	(5)
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (8)	First lien senior secured loan	12.71%	SOFR (Q)	7.25%		09/2029		22,650.4	22,218.3	22,423.9	(3)(5)(6)
Flexera Software LLC	First lien senior secured loan	9.22%	SOFR (M)	3.75%		03/2028		8,677.5	8,663.7	8,659.8	(5)
Gainwell Acquisition Corp.	First lien senior secured loan	9.45%	SOFR (Q)	4.00%		10/2027		8,451.3	8,293.4	8,197.8	(5)
Genesys Cloud Services Holdings I, LLC	First lien senior secured loan	9.47%	SOFR (M)	4.00%		12/2027		7,040.9	7,055.5	7,063.5	(5)
Go Daddy Operating Company, LLC (GD Finance Co, Inc.)	First lien senior secured loan	7.86%	SOFR (M)	2.50%		11/2029		8,569.4	8,566.2	8,591.6	(3)
Guidepoint Security Holdings, LLC (8)	First lien senior secured loan	11.38%	SOFR (Q)	6.00%		10/2029		6,131.5	6,013.5	6,008.9	(5)(6)
Hakken Midco B.V. (8)	First lien senior secured loan	10.94%	Euribor (Q)	7.00%		01/2030		4,222.6	4,118.8	4,222.6	(3)(5)(6)
	First lien senior secured loan	10.94%	Euribor (Q)	7.00%		07/2030		493.8	424.8	493.8	(3)(5)(6)
									4,543.6	4,716.4

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Hyland Software, Inc. (8)	First lien senior secured loan	11.36%	SOFR (M)	6.00%		09/2030		23,897.1	23,551.9	23,538.6	(5)(6)
Idemia Group S.A.S.	First lien senior secured loan	10.10%	SOFR (Q)	4.75%		09/2028		3,980.0	3,943.4	3,987.5	(3)(5)
Instructure Holdings, INC.	First lien senior secured loan	8.68%	SOFR (S)	2.75%		10/2028		9,176.6	9,112.0	9,211.1	(3)(5)
ISolved, Inc.	First lien senior secured loan	9.48%	SOFR (S)	4.00%		10/2030		5,770.7	5,719.1	5,770.7	(5)
Marcel Bidco GmbH	First lien senior secured loan	9.81%	SOFR (M)	4.50%		11/2030		10,312.9	10,255.5	10,355.9	(3)(5)
Mitchell International, Inc.	First lien senior secured loan	9.40%	SOFR (Q)	3.75%		10/2028		15,000.0	14,647.0	14,974.1	(5)
	First lien senior secured loan	9.40%	SOFR (Q)	3.75%		10/2028		99.7	97.4	99.6	(5)
	Second lien senior secured loan	12.15%	SOFR (Q)	6.50%		10/2029		145.8	134.7	142.8	(5)
									14,879.1	15,216.5
Mosel Bidco SE	First lien senior secured loan	10.10%	SOFR (Q)	4.75%		09/2030		8,112.1	8,108.6	8,112.1	(3)(5)(6)
Netsmart, Inc. and Netsmart Technologies, Inc.	First lien senior secured loan	9.22%	SOFR (M)	3.75%		10/2027		34,874.8	34,649.1	34,891.2	(5)
Open Text Corporation	First lien senior secured loan	8.21%	SOFR (M)	2.75%		01/2030		7,533.0	7,515.6	7,545.3	(3)(5)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	10.72%	SOFR (M)	5.25%		02/2027		1,447.7	1,427.5	1,440.5	(3)(5)
Polaris Newco, LLC	First lien senior secured loan	9.47%	SOFR (M)	4.00%		06/2028		4,481.3	4,284.8	4,415.2	(5)
Project Accelerate Parent, LLC	First lien senior secured loan	9.89%	SOFR (Q)	4.25%		01/2025		17,094.9	17,005.7	17,052.2	(5)
Project Boost Purchaser, LLC	First lien senior secured loan	8.97%	SOFR (M)	3.50%		06/2026		11,065.7	10,954.3	11,063.2
	First lien senior secured loan	8.97%	SOFR (M)	3.50%		05/2026		10,168.0	10,142.9	10,159.5	(5)
									21,097.2	21,222.7
Proofpoint, Inc.	First lien senior secured loan	8.72%	SOFR (M)	3.25%		08/2028		17,676.6	17,529.5	17,658.2	(5)
PushPay USA Inc. (8)	First lien senior secured loan	12.28%	SOFR (Q)	6.75%		05/2030		4,631.2	4,505.1	4,584.9	(5)(6)
Quartz AcquireCo, LLC	First lien senior secured loan	8.86%	SOFR (M)	3.50%		06/2030		6,483.8	6,472.5	6,500.0	(6)
Quest Software US Holdings Inc.	First lien senior secured loan	9.78%	SOFR (Q)	4.25%		02/2029		1,994.9	1,687.0	1,515.6	(5)
RealPage, Inc.	First lien senior secured loan	8.47%	SOFR (M)	3.00%		04/2028		14,683.0	14,572.6	14,549.0	(5)
	Second lien senior secured loan	11.97%	SOFR (M)	6.50%		04/2029		10,535.0	10,456.4	10,535.0	(5)(6)
									25,029.0	25,084.0
Severin Acquisition, LLC	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		08/2027		10,461.9	10,441.6	10,494.6	(3)
Sophia, L.P.	First lien senior secured loan	8.96%	SOFR (M)	3.50%		10/2027		12,330.9	12,234.1	12,342.5	(5)
	First lien senior secured loan	9.61%	SOFR (M)	4.25%		10/2027		916.8	906.2	914.7	(5)
									13,140.3	13,257.2
Tenable Holdings, Inc.	First lien senior secured loan	8.22%	SOFR (M)	2.75%		07/2028		3,430.0	3,430.0	3,421.4	(3)(5)
UserZoom Technologies, Inc.	First lien senior secured loan	12.99%	SOFR (Q)	7.50%		04/2029		634.4	618.3	628.1	(5)(6)
Verscend Holding Corp.	First lien senior secured loan	9.47%	SOFR (M)	4.00%		08/2025		17,051.2	17,039.2	17,065.4

									519,562.5	524,586.5		29.78%
Health Care Services
Agiliti Health, Inc.	First lien senior secured loan	8.39%	SOFR (Q)	3.00%		05/2030		4,381.9	4,368.8	4,376.4	(3)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Amerivet Partners Management, Inc. and AVE Holdings LP (8)	Subordinated loan	16.50% PIK	Fixed			12/2030		26,053.3	24,532.8	24,490.1	(6)
	Class C units				11/2023		3,849		768.4	768.4	(6)
									25,301.2	25,258.5
athenahealth Group Inc.	First lien senior secured loan	8.61%	SOFR (M)	3.25%		02/2029		33,486.8	32,537.2	33,302.7	(5)
Bausch + Lomb Corporation	First lien senior secured loan	9.36%	SOFR (M)	4.00%		09/2028		4,987.5	4,939.7	4,968.8	(3)
Bracket Intermediate Holding Corp.	First lien senior secured loan	10.45%	SOFR (Q)	5.00%		05/2028		11,316.4	11,129.9	11,299.9	(5)
Confluent Medical Technologies, Inc.	First lien senior secured loan	9.10%	SOFR (Q)	3.75%		02/2029		4,608.2	4,543.4	4,596.7	(5)(6)
Electron Bidco Inc.	First lien senior secured loan	8.47%	SOFR (M)	3.00%		11/2028		10,480.7	10,408.7	10,495.2	(5)
Ensemble RCM, LLC	First lien senior secured loan	9.23%	SOFR (Q)	3.75%		08/2026		19,267.8	19,254.5	19,288.4
Financiere Mendel	First lien senior secured loan	9.62%	SOFR (S)	4.25%		11/2030		8,000.0	7,926.7	7,992.5	(3)
Lifepoint Health Inc	First lien senior secured loan	11.17%	SOFR (S)	5.50%		11/2028		7,805.1	7,573.6	7,771.9
Mamba Purchaser, Inc.	First lien senior secured loan	8.97%	SOFR (M)	3.50%		10/2028		13,358.9	13,266.3	13,334.0	(5)
Medline Borrower, LP	First lien senior secured loan	8.47%	SOFR (M)	3.00%		10/2028		12,972.6	12,919.4	13,025.3	(5)
Next Holdco, LLC (8)	First lien senior secured loan	11.37%	SOFR (M)	6.00%		11/2030		5,786.1	5,700.9	5,699.4	(5)(6)
Nomi Health, Inc.	First lien senior secured loan	13.64%	SOFR (S)	8.25%		07/2028		11,639.2	11,319.6	11,290.0	(5)(6)
Option Care Health Inc	First lien senior secured loan	8.22%	SOFR (M)	2.75%		10/2028		5,894.9	5,893.5	5,914.5	(3)(5)
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (8)	First lien senior secured revolving loan	9.38%	SOFR (M)	4.00%		11/2028		0.5	0.5	0.5	(3)(5)(6)
	First lien senior secured loan	12.13% (3.38% PIK)	SOFR (Q)	6.75%		11/2028		21,214.9	20,699.7	20,684.5	(3)(5)(6)
									20,700.2	20,685.0
PointClickCare Technologies Inc.	First lien senior secured loan	8.61%	SOFR (Q)	3.00%		12/2027		5,975.5	5,964.3	5,968.0	(3)(5)
R1 RCM Inc.	First lien senior secured loan	10.33%	SOFR (S)	5.00%		06/2029		1,180.0	1,165.7	1,178.9	(3)
Radnet Management, Inc.	First lien senior secured loan	8.64%	SOFR (Q)	3.00%		04/2028		14,165.5	14,165.2	14,195.7	(3)(5)
Select Medical Corporation	First lien senior secured loan	8.36%	SOFR (M)	3.00%		03/2027		5,563.5	5,538.8	5,558.2	(3)
Sharp Midco LLC	First lien senior secured loan	9.45%	SOFR (Q)	4.00%		12/2028		1,989.9	1,989.9	1,992.4	(5)(6)
	First lien senior secured loan	9.85%	SOFR (Q)	4.50%		12/2028		3,350.0	3,301.9	3,345.8	(5)
									5,291.8	5,338.2
Sotera Health Holdings, LLC	First lien senior secured loan	9.11%	SOFR (M)	3.75%		12/2026		2,985.0	2,985.0	2,983.1	(3)(5)
	First lien senior secured loan	8.39%	SOFR (Q)	2.75%		12/2026		6,500.0	6,481.7	6,489.1	(3)(5)
									9,466.7	9,472.2
Surgery Center Holdings, Inc.	First lien senior secured loan	8.86%	SOFR (S)	3.50%		12/2030		9,528.2	9,518.1	9,556.0	(3)
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (8)	First lien senior secured loan	12.25%	SOFR (Q)	6.75%		03/2029		10,674.1	10,394.3	10,674.1	(5)(6)
	Class A interests				03/2023		100		100.0	97.2	(6)
									10,494.3	10,771.3
Viant Medical Holdings, Inc.	First lien senior secured loan	9.22%	SOFR (M)	3.75%		07/2025		31,797.2	31,033.3	31,360.0
	Second lien senior secured loan	13.22%	SOFR (M)	7.75%		07/2026		40.4	37.7	38.7
									31,071.0	31,398.7

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Waystar Technologies, Inc.	First lien senior secured loan	9.47%	SOFR (M)	4.00%		10/2026		10,867.5	10,848.3	10,894.7
Zelis Cost Management Buyer, Inc.	First lien senior secured loan	8.97%	SOFR (M)	3.50%		09/2026		10,614.8	10,634.5	10,625.7

									311,942.3	314,256.8		17.84%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	9.21%	SOFR (M)	3.75%		05/2030		7,887.4	7,881.8	7,926.9	(6)
	First lien senior secured loan	8.97%	SOFR (M)	3.50%		08/2028		1,283.6	1,272.9	1,283.6	(5)
									9,154.7	9,210.5
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (8)	First lien senior secured revolving loan	14.00%	Base Rate (Q)	5.50%		10/2029		68.0	47.4	46.7	(5)(6)
	First lien senior secured revolving loan	11.87%	SOFR (Q)	6.50%		10/2029		95.2	66.4	65.4	(5)(6)
	First lien senior secured loan	12.40% (2.00% PIK)	SOFR (Q)	7.00%		10/2030		26,941.4	26,170.3	26,148.9	(5)(6)
	Series B common units				10/2023		45,351		1,250.0	1,250.0	(6)
									27,534.1	27,511.0
Belfor Holdings, Inc.	First lien senior secured loan	9.11%	SOFR (M)	3.75%		11/2030		16,434.2	16,298.0	16,465.1	(5)
Caesars Entertainment Inc	First lien senior secured loan	8.71%	SOFR (M)	3.25%		02/2030		8,465.3	8,453.6	8,477.2	(3)(5)
ClubCorp Holdings, Inc.	First lien senior secured loan	10.61%	SOFR (Q)	5.00%		09/2026		2,710.5	2,599.6	2,607.2
	First lien senior secured loan	8.18%	LIBOR (Q)	2.75%		09/2024		1,542.5	1,523.2	1,480.8
									4,122.8	4,088.0
Eternal Aus Bidco Pty Ltd (8)	First lien senior secured loan	10.70% (2.50% PIK)	BBSY (S)	6.25%		10/2029		6,708.0	6,266.5	6,708.0	(3)(5)(6)
Excel Fitness Consolidator LLC (8)	First lien senior secured loan	11.00%	SOFR (Q)	5.50%		04/2029		6,650.0	6,494.2	6,483.8	(5)(6)
Fertitta Entertainment, LLC	First lien senior secured loan	9.36%	SOFR (M)	4.00%		01/2029		7,850.8	7,811.3	7,849.1	(5)
Flint OpCo, LLC (8)	First lien senior secured loan	10.60%	SOFR (Q)	5.25%		08/2030		7,812.9	7,609.3	7,562.9	(5)(6)
Four Seasons Holdings Inc.	First lien senior secured loan	7.96%	SOFR (M)	2.50%		11/2029		11,110.3	11,123.6	11,140.9	(3)(5)
Gems Menasa (Cayman) Limited	First lien senior secured loan	10.40%	SOFR (Q)	4.75%		07/2026		7,450.6	7,471.0	7,464.6	(3)(5)
GroundWorks, LLC (8)	First lien senior secured loan	11.90%	SOFR (Q)	6.50%		03/2030		11,938.8	11,631.4	11,938.8	(5)(6)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (8)	First lien senior secured loan	12.10%	SOFR (Q)	6.75%		04/2030		10,381.2	10,006.0	10,381.2	(5)(6)
	Class A common units				04/2023		100		100.0	90.8	(6)
									10,106.0	10,472.0
Helios Service Partners, LLC and Astra Service Partners, LLC (8)	First lien senior secured revolving loan	11.62%	SOFR (Q)	6.00%		03/2027		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	11.87%	SOFR (Q)	6.25%		03/2027		6,989.6	6,838.9	6,739.8	(5)(6)
									6,839.5	6,740.4
Hilton Domestic Operating Company Inc.	First lien senior secured loan	7.46%	SOFR (M)	2.00%		11/2030		3,500.0	3,491.4	3,510.6	(3)
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (8)	First lien senior secured loan	12.20%	SOFR (Q)	6.75%		12/2028		4,108.3	3,995.8	4,108.3	(3)(5)(6)
	First lien senior secured loan	11.50%	CDOR (Q)	6.00%		12/2028		1,013.4	842.9	1,050.8	(3)(5)(6)
	Class A units				12/2022		50,000		50.0	65.2	(6)
									4,888.7	5,224.3

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
IRB Holding Corp.	First lien senior secured loan	8.46%	SOFR (M)	3.00%		12/2027		12,692.5	12,617.7	12,701.5	(5)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	10.13%	SOFR (Q)	4.75%		08/2028		5,972.8	5,942.1	5,999.7	(5)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (8)	First lien senior secured loan	13.00%	SOFR (Q)	7.50%		12/2027		9,719.6	9,487.1	9,719.6	(5)(6)
	Limited partnership interests				12/2022		50,000		50.0	48.8	(6)
									9,537.1	9,768.4
Motion Acquisition Limited	First lien senior secured loan	8.86%	SOFR (Q)	3.25%		11/2026		11,081.5	11,030.8	11,081.5	(3)
Northwinds Holding, Inc. and Northwinds Services Group LLC (8)	First lien senior secured loan	12.18%	SOFR (Q)	6.50%		05/2029		11,499.1	11,145.2	11,499.1	(5)(6)
	Common units				05/2023		76,923		100.0	109.4	(6)
									11,245.2	11,608.5
PestCo Holdings, LLC and PestCo, LLC (8)	First lien senior secured loan	12.03%	SOFR (Q)	6.50%		02/2028		9,845.6	9,603.1	9,845.6	(5)(6)
	Class A units				01/2023		8		100.0	128.0	(6)
									9,703.1	9,973.6
Radiant Intermediate Holding, LLC	First lien senior secured loan	11.24%	SOFR (Q)	5.75%		11/2026		905.4	885.6	869.2	(5)(6)
Restaurant Brands International Inc.	First lien senior secured loan	7.61%	SOFR (M)	2.25%		09/2030		12,000.0	11,966.2	11,995.7	(3)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	9.64%	SOFR (Q)	4.00%		10/2027		5,361.4	5,331.9	5,352.5	(5)
	First lien senior secured loan	11.14%	SOFR (M)	5.50%		10/2027		14,113.9	13,897.0	14,113.9	(5)(6)
									19,228.9	19,466.4
TSS Buyer, LLC (8)	First lien senior secured loan	11.00%	SOFR (S)	5.50%		06/2029		7,026.1	6,794.3	6,776.5	(5)(6)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (8)	First lien senior secured loan	10.89%	SOFR (S)	5.50%		11/2030		15,823.2	15,305.2	15,032.0	(5)(6)
	Class B common units				11/2023		351		351.0	351.0	(6)
									15,656.2	15,383.0
Whatabrands LLC	First lien senior secured loan	8.47%	SOFR (M)	3.00%		08/2028		5,221.5	5,217.6	5,223.8	(5)

									269,120.9	271,695.0		15.43%
Capital Goods
AI Aqua Merger Sub, Inc. (8)	First lien senior secured loan	9.58%	SOFR (S)	4.25%		07/2028		5,782.6	5,782.6	5,806.7	(5)
	First lien senior secured loan	9.09%	SOFR (M)	3.75%		07/2028		9,005.2	8,989.6	9,000.1	(5)
									14,772.2	14,806.8
Airx Climate Solutions, Inc. (8)	First lien senior secured loan	11.68%	SOFR (Q)	6.25%		11/2029		23,564.8	22,990.4	22,975.7	(5)(6)
Artera Services, LLC	First lien senior secured loan	8.70%	SOFR (Q)	3.25%		03/2025		3,941.2	3,696.4	3,699.1	(5)
	First lien senior secured loan	8.95%	SOFR (Q)	3.50%		03/2025		2,058.2	1,912.1	1,931.5	(5)
									5,608.5	5,630.6
Brookfield WEC Holdings Inc.	First lien senior secured loan	9.11%	SOFR (M)	3.75%		08/2025		2,806.5	2,806.5	2,813.6	(5)
	First lien senior secured loan	8.22%	SOFR (M)	2.75%		08/2025		13,366.9	13,338.3	13,392.6	(5)
									16,144.8	16,206.2
Brown Group Holding, LLC	First lien senior secured loan	9.13%	SOFR (Q)	3.75%		07/2029		5,942.2	5,936.3	5,957.1	(5)
	First lien senior secured loan	8.21%	SOFR (M)	2.75%		06/2028		1,989.1	1,986.7	1,989.8	(5)
									7,923.0	7,946.9
Burgess Point Purchaser Corporation	First lien senior secured loan	10.71%	SOFR (M)	5.25%		07/2029		34,850.0	32,837.9	32,795.3	(5)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Chart Industries, Inc.	First lien senior secured loan	8.69%	SOFR (M)	3.25%		03/2030		13,277.4	13,227.6	13,288.4	(3)(5)
Clarios Global LP	First lien senior secured loan	9.11%	SOFR (M)	3.75%		05/2030		6,733.1	6,712.6	6,741.5
CPIG Holdco Inc. (8)	First lien senior secured revolving loan	10.24%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(5)(6)
	First lien senior secured loan	12.49%	SOFR (Q)	7.00%		04/2028		14,962.5	14,574.6	14,962.5	(5)(6)
									14,575.1	14,963.0
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc. (8)	First lien senior secured loan	11.40%	SOFR (Q)	6.00%		10/2030		22,413.8	21,868.1	21,853.4	(5)(6)
Dynasty Acquisition Co., Inc.	First lien senior secured loan	9.36%	SOFR (M)	4.00%		08/2028		12,037.8	11,907.7	12,061.8
Gates Global LLC	First lien senior secured loan	8.36%	SOFR (M)	3.00%		11/2029		790.0	790.9	791.7	(3)(5)
	First lien senior secured loan	7.96%	SOFR (M)	2.50%		03/2027		2,880.5	2,880.0	2,882.3	(3)(5)
									3,670.9	3,674.0
Helix Acquisition Holdings, Inc.	First lien senior secured loan	12.45%	SOFR (Q)	7.00%		03/2030		14,188.7	13,808.9	14,188.7	(5)(6)
Husky Injection Molding Systems Ltd.	First lien senior secured loan	8.47%	SOFR (M)	3.00%		03/2025		16,906.3	16,815.6	16,871.2	(3)
Pike Corporation	First lien senior secured loan	8.47%	SOFR (M)	3.00%		01/2028		7,535.6	7,535.6	7,551.3
Propulsion (BC) Newco LLC	First lien senior secured loan	9.10%	SOFR (Q)	3.75%		09/2029		7,841.3	7,819.9	7,842.8	(3)(5)
Specialty Building Products Holdings, LLC	First lien senior secured loan	9.21%	SOFR (M)	3.75%		10/2028		5,965.9	5,905.1	5,950.9	(5)
SRS Distribution Inc.	First lien senior secured loan	8.96%	SOFR (M)	3.50%		06/2028		1,877.7	1,870.9	1,875.4	(5)
Star US Bidco LLC	First lien senior secured loan	9.71%	SOFR (M)	4.25%		03/2027		6,500.0	6,452.6	6,488.6	(5)
TransDigm Inc.	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		02/2031		2,000.0	1,995.0	2,007.5	(3)(5)
	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		02/2027		1,989.9	1,994.9	1,996.9	(3)
	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		08/2028		16,894.2	16,888.0	16,957.6	(3)
									20,877.9	20,962.0
Wilsonart LLC	First lien senior secured loan	8.70%	SOFR (Q)	3.25%		12/2026		13,407.1	13,261.4	13,423.8	(5)

									266,586.7	268,098.3		15.22%
Insurance Services
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (8)	First lien senior secured loan	11.03%	SOFR (Q)	5.50%		11/2029		4,032.9	3,993.1	3,952.3	(5)(6)
	First lien senior secured loan	11.35%	SOFR (Q)	6.00%		11/2029		1.4	1.1	1.2	(5)(6)
	First lien senior secured loan	11.41%	SOFR (M)	6.00%		11/2029		3.1	3.1	3.1	(5)(6)
									3,997.3	3,956.6
Acrisure, LLC	First lien senior secured loan	9.89%	SOFR (Q)	4.50%		11/2030		30,000.0	29,706.2	30,024.9
	Senior subordinated loan	7.00%	Fixed			11/2025		3,700.0	3,611.2	3,690.8
									33,317.4	33,715.7
Alliant Holdings Intermediate, LLC	First lien senior secured loan	8.86%	SOFR (M)	3.50%		11/2030		2,558.1	2,534.4	2,566.4	(5)
AMWINS Group, Inc.	First lien senior secured loan	7.72%	SOFR (M)	2.25%		02/2028		7,246.6	7,235.8	7,248.6	(5)
Asurion, LLC	First lien senior secured loan	8.72%	SOFR (M)	3.25%		12/2026		11,461.4	11,258.5	11,423.2
	First lien senior secured loan	9.71%	SOFR (M)	4.25%		08/2028		3,279.4	3,153.7	3,263.6
									14,412.2	14,686.8

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Broadstreet Partners, Inc.	First lien senior secured loan	9.10%	SOFR (M)	3.75%		01/2029		13,637.8	13,579.9	13,659.1
Cross Financial Corp.	First lien senior secured loan	9.47%	SOFR (M)	4.00%		09/2027		5,116.7	5,103.7	5,116.7	(5)
DOXA Insurance Holdings LLC (8)	First lien senior secured loan	10.87%	SOFR (S)	5.50%		12/2030		20,789.1	20,375.3	20,373.3	(5)(6)
HIG Finance 2 Limited	First lien senior secured loan	9.36%	SOFR (M)	4.00%		04/2030		10,473.7	10,440.0	10,484.6	(3)(5)
Higginbotham Insurance Agency, Inc. (8)	First lien senior secured loan	10.96%	SOFR (M)	5.50%		11/2028		1,721.1	1,709.0	1,695.2	(5)(6)
Hub International Limited	First lien senior secured loan	9.66%	SOFR (Q)	4.25%		06/2030		9,314.6	9,305.6	9,349.8	(5)
	First lien senior secured loan	9.37%	SOFR (Q)	4.00%		11/2029		4,070.0	4,067.7	4,082.9	(5)
									13,373.3	13,432.7
Hyperion Refinance S.a r.l.	First lien senior secured loan	8.75%	SOFR (M)	3.25%		11/2027		7,829.2	7,827.5	7,836.4	(3)(5)
Keystone Agency Partners LLC (8)	First lien senior secured loan	10.96%	SOFR (S)	5.50%		05/2027		10,690.9	10,477.5	10,477.1	(5)(6)
NFP Corp.	First lien senior secured loan	8.72%	SOFR (M)	3.25%		02/2027		8,274.2	8,177.9	8,309.1
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (8)	First lien senior secured loan	11.09%	SOFR (M)	5.75%		11/2029		9,196.4	9,017.0	9,012.5	(5)(6)
	Class A2 units				11/2023		102,501		2,050.0	2,050.0	(6)
									11,067.0	11,062.5
OneDigital Borrower LLC	First lien senior secured loan	9.71%	SOFR (M)	4.25%		11/2027		4,987.3	4,950.9	4,987.3	(5)(6)
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First lien senior secured loan	9.11%	SOFR (M)	3.75%		02/2028		8,076.9	8,049.7	8,095.9
USI, Inc.	First lien senior secured loan	8.35%	SOFR (Q)	3.00%		11/2029		8,301.7	8,291.9	8,308.2
	First lien senior secured loan	8.63%	SOFR (Q)	3.25%		09/2030		8,471.0	8,452.7	8,473.7
									16,744.6	16,781.9

									193,373.4	194,485.9		11.04%
Financial Services
BIFM CA Buyer Inc.	First lien senior secured loan	8.97%	SOFR (M)	3.50%		06/2026		2,611.3	2,616.1	2,611.7	(3)
Bleriot US Bidco Inc.	First lien senior secured loan	9.61%	SOFR (Q)	4.00%		10/2028		2,481.4	2,479.1	2,489.4
Citco Funding LLC	First lien senior secured loan	8.64%	SOFR (Q)	3.25%		04/2028		7,980.0	7,956.0	8,000.0	(5)
Cliffwater LLC (8)	First lien senior secured loan	11.36%	SOFR (M)	6.00%		10/2030		11,029.4	10,813.9	10,808.8	(3)(5)(6)
Corient Holdings, Inc.	Series A preferred stock				05/2023		15,000		15,000.0	16,424.0	(6)
Delta Topco, Inc.	First lien senior secured loan	9.12%	SOFR (Q)	3.75%		12/2027		4,896.1	4,877.2	4,883.8	(5)
Focus Financial Partners, LLC	First lien senior secured loan	8.86%	SOFR (M)	3.50%		06/2028		3,990.0	3,990.0	3,995.0	(5)
	First lien senior secured loan	8.61%	SOFR (M)	3.25%		06/2028		7,551.5	7,549.7	7,557.8	(5)
	First lien senior secured loan	7.86%	SOFR (M)	2.50%		06/2028		1,989.8	1,989.8	1,987.8	(5)
									13,529.5	13,540.6
GC Waves Holdings, Inc. (8)	First lien senior secured loan	11.46%	SOFR (M)	6.00%		08/2028		2,092.5	1,758.0	1,724.7	(3)(5)(6)
GIP Pilot Acquisition Partners, L.P.	First lien senior secured loan	8.39%	SOFR (Q)	3.00%		10/2030		4,350.0	4,336.2	4,346.4
GTCR F Buyer Corp. and GTCR (D) Investors LP (8)(9)	First lien senior secured loan	11.36%	SOFR (M)	6.00%		09/2030		10,000.0	9,759.0	9,750.0	(5)(6)
	Limited partnership interests				09/2023		74,074		74.7	77.7	(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									9,833.7	9,827.7
GTCR W Merger Sub LLC	First lien senior secured loan	9.08%	SOFR (S)	3.75%		09/2030		17,900.0	17,843.9	17,967.1	(5)
Hg Saturn LuchaCo Limited	First lien senior secured loan	12.69%	SONIA (S)	7.50%		03/2026		1,529.5	1,434.6	1,512.3	(3)(5)(6)
Isthmus Capital LLC	First lien senior secured loan	9.50%	Fixed			06/2030		1,905.1	1,883.2	1,905.1	(3)(6)
	Common units				06/2023		4		—	22.1	(3)(6)
									1,883.2	1,927.2
LBM Acquisition LLC	First lien senior secured loan	9.21%	SOFR (M)	3.75%		12/2027		5,765.3	5,659.4	5,689.7	(5)
Midcap Financial Issuer Trust	Senior subordinated loan	6.50%	Fixed			05/2028		5,000.0	4,438.1	4,688.8	(3)
Monroe Capital Income Plus Corporation	Senior subordinated loan	9.42%	Fixed			11/2028		10,000.0	10,000.0	10,506.9	(3)(6)
NEP Group, Inc.	First lien senior secured loan	10.22% (1.50% PIK)	SOFR (M)	4.75%		08/2026		6,038.5	5,871.2	5,736.6	(6)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (8)(9)	First lien senior secured revolving loan	12.21%	SOFR (M)	6.75%		05/2028		166.1	144.9	166.1	(3)(5)(6)
	First lien senior secured loan	14.25%	Base Rate (Q)	5.75%		05/2029		32.4	31.5	32.4	(3)(5)(6)
	First lien senior secured loan	12.21%	SOFR (M)	6.75%		05/2029		13,779.8	13,386.2	13,779.8	(3)(5)(6)
	Limited partnership interests				09/2023		80,390		80.4	79.4	(3)(6)
									13,643.0	14,057.7
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (8)	First lien senior secured loan	11.62%	SOFR (Q)	6.25%		08/2029		9,066.7	8,777.4	9,066.7	(3)(5)(6)
	Preferred units				07/2023		1,333,333		1,315.5	1,333.3	(3)(6)
									10,092.9	10,400.0
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (8)	First lien senior secured loan	10.78%	SOFR (S)	5.25%		10/2028		1,917.7	1,879.6	1,879.3	(3)(5)(6)
The Edelman Financial Center, LLC	Second lien senior secured loan	12.22%	SOFR (M)	6.75%		07/2026		33,000.0	32,527.4	32,958.8	(3)

									178,473.0	181,981.5		10.33%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	8.22%	SOFR (M)	2.75%		02/2028		17,173.1	17,137.0	17,206.4	(5)
Clean Harbors, Inc.	First lien senior secured loan	7.22%	SOFR (S)	1.75%		10/2028		997.5	997.5	998.9	(3)
Corporation Service Company	First lien senior secured loan	8.71%	SOFR (M)	3.25%		11/2029		6,838.5	6,840.4	6,847.0	(5)
Dun & Bradstreet Corporation, The	First lien senior secured loan	8.21%	SOFR (M)	2.75%		02/2026		19,419.1	19,417.7	19,446.5	(3)
FlyWheel Acquireco, Inc. (8)	First lien senior secured revolving loan	11.86%	SOFR (M)	6.50%		05/2028		1,071.4	1,029.4	1,055.4	(5)(6)
	First lien senior secured loan	11.86%	SOFR (M)	6.50%		05/2030		13,359.4	12,995.3	13,225.8	(5)(6)
									14,024.7	14,281.2
HP RSS Buyer, Inc. (8)	First lien senior secured loan	10.37%	SOFR (Q)	5.00%		12/2029		8,297.1	8,116.8	8,060.5	(5)(6)
Kings Buyer, LLC (8)	First lien senior secured loan	11.99%	SOFR (S)	6.50%		10/2027		18,424.6	18,161.7	18,148.2	(5)(6)
Lightbeam Bidco, Inc. (8)	First lien senior secured loan	11.70%	SOFR (Q)	6.25%		05/2030		15,000.0	14,746.2	15,000.0	(5)(6)
	First lien senior secured loan	10.86%	SOFR (Q)	5.50%		05/2030		1,254.0	1,228.4	1,209.3	(5)(6)
									15,974.6	16,209.3

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (8)	First lien senior secured loan	11.86%	SOFR (Q)	6.50%		05/2028		3,413.4	3,312.0	3,413.4	(5)(6)
North Haven Stack Buyer, LLC (8)	First lien senior secured loan	11.01%	SOFR (Q)	5.50%		07/2027		7.1	6.5	7.1	(5)(6)
Omnia Partners, LLC (8)	First lien senior secured loan	9.63%	SOFR (Q)	4.25%		07/2030		4,570.6	4,527.6	4,596.4
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (8)	First lien senior secured revolving loan	10.89%	SOFR (Q)	5.50%		08/2029		0.5	0.5	0.5	(5)(6)
	First lien senior secured loan	13.40% (4.00% PIK)	SOFR (Q)	8.00%		08/2029		19,060.0	18,152.9	18,699.2	(5)(6)
	Warrant to purchase units of Class A common units				08/2023	08/2036	26,353		449.6	809.3	(6)
									18,603.0	19,509.0
Saturn Purchaser Corp.	First lien senior secured loan	10.71%	SOFR (M)	5.25%		07/2029		537.6	535.1	534.9	(5)(6)
	First lien senior secured loan	11.01%	SOFR (Q)	5.50%		07/2029		7,765.2	7,729.3	7,726.4	(5)(6)
									8,264.4	8,261.3
Tempo Acquisition, LLC	First lien senior secured loan	8.11%	SOFR (M)	2.75%		08/2028		4,987.5	4,986.5	5,005.3	(3)(5)

									140,370.4	141,990.5		8.06%
Media and Entertainment
22 HoldCo Limited (8)	Senior subordinated loan	12.96% PIK	SONIA (S)	7.50%		08/2033		14,698.0	14,049.2	14,097.2	(3)(5)(6)
3 Step Sports LLC and 3 Step Holdings, LLC (8)	First lien senior secured revolving loan	13.33%	SOFR (Q)	8.00%		10/2028		526.3	446.3	442.1	(5)(6)
	First lien senior secured loan	13.47% (1.50% PIK)	SOFR (Q)	8.00%		10/2029		16,415.1	15,404.9	15,299.3	(5)(6)
	Series D preferred units				10/2023		267,369		4,400.0	4,400.0	(6)
									20,251.2	20,141.4
AVSC Holding Corp.	First lien senior secured loan	8.96% (0.48% PIK)	SOFR (M)	3.50%		03/2025		5,508.6	5,318.8	5,383.0	(5)
	First lien senior secured loan	10.96% (1.61% PIK)	SOFR (M)	5.50%		10/2026		5,401.0	5,290.5	5,275.0	(5)
									10,609.3	10,658.0
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		5,035.3	5,141.0	(3)(6)
Creative Artists Agency, LLC	First lien senior secured loan	8.86%	SOFR (M)	3.50%		11/2028		13,374.9	13,361.2	13,420.1
League One Volleyball, Inc.	Series B preferred stock				07/2023		194		1.0	1.0	(6)
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	10,000.0	(3)(6)
NASCAR Holdings, LLC	First lien senior secured loan	7.97%	SOFR (M)	2.50%		10/2026		895.5	897.6	897.9
United Talent Agency, LLC	First lien senior secured loan	9.65%	SOFR (Q)	4.00%		07/2028		9,426.4	9,387.8	9,430.9	(5)
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	8.22%	SOFR (M)	2.75%		05/2025		19,025.3	18,998.4	19,061.1	(3)
Zuffa Guarantor LLC	First lien senior secured loan	8.40%	SOFR (Q)	2.75%		04/2026		10,945.4	10,939.2	10,974.3	(3)(5)

									113,530.2	113,822.9		6.46%

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Pharmaceuticals, Biotechnology and Life Sciences
ADMA Biologics Inc. (8)	First lien senior secured revolving loan	9.13%	SOFR (Q)	3.75%		12/2027		1.0	1.0	1.0	(3)(5)(6)
	First lien senior secured loan	11.88%	SOFR (S)	6.50%		12/2027		4,308.0	4,200.8	4,254.2	(3)(5)(6)
									4,201.8	4,255.2
Alcami Corporation (8)	First lien senior secured loan	12.46%	SOFR (M)	7.00%		12/2028		4,068.5	3,883.1	4,068.5	(5)(6)
Bamboo US BidCo LLC (8)	First lien senior secured loan	9.95%	Euribor (Q)	6.00%		09/2030		8,640.0	8,104.8	8,380.8	(5)(6)
	First lien senior secured loan	11.38%	SOFR (Q)	6.00%		09/2030		12,720.2	12,326.8	12,283.7	(5)(6)
									20,431.6	20,664.5
Cambrex Corporation	First lien senior secured loan	8.96%	SOFR (M)	3.50%		12/2026		7,426.2	7,417.2	7,257.3	(5)
Catalent Pharma Solutions, Inc.	First lien senior secured loan	8.36%	SOFR (M)	3.00%		02/2028		8,000.0	7,940.4	8,000.0	(3)(5)(6)
Curium BidCo S.a r.l.	First lien senior secured loan	9.85%	SOFR (Q)	4.50%		07/2029		8,923.5	8,913.8	8,906.8	(3)
Da Vinci Purchaser Corp.	First lien senior secured loan	9.47%	SOFR (M)	4.00%		01/2027		8,930.2	8,828.5	8,938.6	(5)
IQVIA Inc	First lien senior secured loan	7.35%	SOFR (Q)	2.00%		01/2031		8,000.0	8,000.0	8,022.9	(3)
Maravai Intermediate Holdings, LLC	First lien senior secured loan	8.40%	SOFR (Q)	3.00%		10/2027		10,372.5	10,349.9	10,078.6	(3)(5)
Packaging Coordinators Midco, Inc.	First lien senior secured loan	9.11%	SOFR (Q)	3.50%		11/2027		9,279.6	9,245.0	9,274.4	(5)
Precision Medicine Group, LLC	First lien senior secured loan	8.45%	SOFR (Q)	3.00%		11/2027		7,946.3	7,841.3	7,827.1	(5)
Solar Bidco Limited (8)	First lien senior secured loan	9.69%	Euribor (Q)	5.75%		11/2029		667.1	581.8	665.5	(3)(5)(6)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (8)	First lien senior secured loan	11.64%	SOFR (S)	6.25%		11/2030		4,458.8	4,349.4	4,347.3	(5)(6)
	Limited partnership interest				11/2023		731,000		731.6	731.0	(6)
									5,081.0	5,078.3

									102,715.4	103,037.7		5.85%
Food and Beverage
B&G Foods Inc	First lien senior secured loan	7.86%	SOFR (M)	2.50%		10/2026		2,880.1	2,866.5	2,851.8	(3)
Chobani, LLC	First lien senior secured loan	9.11%	SOFR (S)	3.75%		10/2027		6,500.0	6,467.6	6,505.4
	First lien senior secured loan	8.97%	SOFR (M)	3.50%		10/2027		6,379.1	6,376.9	6,382.3	(5)
									12,844.5	12,887.7
Demakes Borrower, LLC (8)	First lien senior secured loan	11.60%	SOFR (S)	6.25%		12/2029		11,707.3	11,417.3	11,414.6	(5)(6)
Max US Bidco Inc.	First lien senior secured loan	10.35%	SOFR (Q)	5.00%		10/2030		25,000.0	22,981.3	23,287.5
Sugar PPC Buyer LLC (8)	First lien senior secured loan	11.34%	SOFR (M)	6.00%		10/2030		19,565.2	19,135.8	19,125.0	(5)(6)

									69,245.4	69,566.6		3.95%
Retailing and Distribution
BradyIFS Holdings, LLC (8)	First lien senior secured loan	11.38%	SOFR (Q)	6.00%		10/2029		30,083.7	29,483.1	29,433.4	(5)(6)
CNT Holdings I Corp	First lien senior secured loan	8.93%	SOFR (Q)	3.50%		11/2027		8,945.5	8,874.4	8,955.4	(5)
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (8)	First lien senior secured revolving loan	9.87%	SOFR (Q)	4.50%		11/2029		0.6	0.6	0.6	(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	11.37%	SOFR (S)	6.00%		11/2029		3,102.7	3,041.9	3,040.6	(5)(6)
	Limited partnership interest	8.00% PIK			11/2023		3,544,000		3,544.0	3,526.7	(6)
									6,586.5	6,567.9
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	8.71%	SOFR (M)	3.25%		11/2027		9,007.8	8,982.7	8,996.6	(5)
Peer Holding III B.V.	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		10/2030		5,000.0	4,962.5	5,010.4	(3)
SCIH Salt Holdings Inc.	First lien senior secured loan	9.45%	SOFR (M)	4.00%		03/2027		10,355.0	10,281.9	10,359.9	(5)

									69,171.1	69,323.6		3.94%
Automobiles and Components
First Brands Group, LLC	First lien senior secured loan	10.88%	SOFR (Q)	5.00%		03/2027		6,930.8	6,781.0	6,865.9	(5)
HV Chimera LLC	First lien senior secured loan	8.39%	SOFR (Q)	2.80%		08/2026		2,397.3	2,362.8	2,361.3	(3)(6)
New ChurcHill HoldCo LLC and Victory Topco, LP (8)	First lien senior secured revolving loan	10.87%	SOFR (Q)	5.50%		11/2029		321.6	271.3	270.1	(5)(6)
	First lien senior secured loan	10.87%	SOFR (Q)	5.50%		11/2029		12,348.1	11,947.6	11,746.1	(5)(6)
	Class A-2 common units				11/2023		23,290		2,329.0	2,329.0	(6)
									14,547.9	14,345.2
Wand Newco 3, Inc.	First lien senior secured loan	8.22%	SOFR (M)	2.75%		02/2026		22,691.3	22,587.2	22,739.7

									46,278.9	46,312.1		2.63%
Materials
Charter Next Generation, Inc.	First lien senior secured loan	9.22%	SOFR (M)	3.75%		12/2027		11,200.4	11,163.9	11,239.0	(5)
Derby Buyer LLC	First lien senior secured loan	9.59%	SOFR (M)	4.25%		11/2030		6,445.0	6,350.1	6,445.0	(5)
Element Solutions Inc (Macdermid, Incorporated)	First lien senior secured loan	7.36%	SOFR (M)	2.00%		12/2030		2,000.0	1,995.0	2,005.0	(3)
Summit Materials, LLC	First lien senior secured loan	8.33%	SOFR (S)	3.00%		11/2028		4,000.0	3,990.0	4,012.5	(3)
Trident TPI Holdings, Inc.	First lien senior secured loan	9.85%	SOFR (Q)	4.50%		09/2028		10,079.7	9,872.5	10,074.9	(5)
	First lien senior secured loan	9.61%	SOFR (Q)	4.00%		09/2028		1,895.2	1,897.6	1,886.1	(5)
	First lien senior secured loan	10.60%	SOFR (Q)	5.25%		09/2028		997.5	977.5	999.0	(5)
									12,747.6	12,960.0
Vobev, LLC and Vobev Holdings, LLC (8)	First lien senior secured revolving loan	10.49%	SOFR (S)	5.00%		04/2028		0.7	0.7	0.7	(5)(6)
	First lien senior secured loan	13.23% (4.00% PIK)	SOFR (Q)	7.75%		04/2028		4,610.0	4,493.6	3,780.2	(5)(6)
	First lien senior secured loan	12.48%	SOFR (M)	7.00%		04/2028		809.8	793.6	634.1	(5)(6)
	Warrant to purchase Class B units				11/2023	04/2028	4,485		—	287.5	(6)
									5,287.9	4,702.5

									41,534.5	41,364.0		2.35%
Household and Personal Products
Silk Holdings III Corp. and Silk Holdings I Corp. (8)	First lien senior secured revolving loan	11.35%	SOFR (Q)	6.00%		05/2029		0.6	0.6	0.6	(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	13.10%	SOFR (Q)	7.75%		05/2029		14,924.0	14,526.3	14,924.0	(5)(6)
	Common stock				05/2023		100		100.0	187.7	(6)
									14,626.9	15,112.3
Sunshine Luxembourg VII S.a r.l.	First lien senior secured loan	8.95%	SOFR (Q)	3.50%		10/2026		21,165.9	21,061.9	21,256.7	(3)(5)

									35,688.8	36,369.0		2.06%
Telecommunication Services
Iridium Satellite LLC	First lien senior secured loan	7.86%	SOFR (M)	2.50%		09/2030		6,570.6	6,562.4	6,581.5	(3)(5)
Switch Master Holdco LLC	First lien senior secured loan	8.36%	SOFR (M)	3.00%		12/2024		27,355.9	26,498.9	26,398.5	(6)
Zayo Group Holdings, Inc.	First lien senior secured loan	8.47%	SOFR (M)	3.00%		03/2027		3,000.0	2,578.1	2,568.1

									35,639.4	35,548.1		2.02%
Investment Funds and Vehicles
BALLY 2023-24	Collaterized loan obligation	10.31%	SOFR (Q)	5.05%		07/2036		1,500.0	1,500.0	1,522.7	(3)(6)
BCC 2023-3	Collaterized loan obligation	10.61%	SOFR (Q)	5.25%		07/2036		1,500.0	1,500.0	1,528.8	(3)(6)
BTCP 2023-1	Collaterized loan obligation	11.85%	SOFR (M)	6.50%		09/2030		6,100.0	6,105.7	6,100.0	(3)(6)
CGMS 2023-1	Collaterized loan obligation	10.45%	SOFR (Q)	5.10%		07/2035		1,250.0	1,250.0	1,275.7	(3)(6)
CGMS 2023-2	Collaterized loan obligation	10.26%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,030.0	(3)(6)
JNPPK 2023-1	Collaterized loan obligation	10.12%	SOFR (Q)	4.70%		07/2035		2,000.0	2,000.0	2,011.9	(3)(6)
KKR 48	Collaterized loan obligation	9.66%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	1,989.5	(3)(6)
MAGNE 2023-36	Collaterized loan obligation	10.31%	SOFR (Q)	4.90%		04/2036		1,750.0	1,750.0	1,765.9	(3)(6)
OAKC 2022-12	Collaterized loan obligation	10.42%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	1,992.2	(3)(6)
OAKC 2023-15	Collaterized loan obligation	10.12%	SOFR (Q)	5.00%		04/2035		2,000.0	2,000.0	2,047.4	(3)(6)
OAKC 2023-16	Collaterized loan obligation	9.36%	SOFR (Q)	4.00%		10/2036		2,000.0	2,000.0	1,994.6	(3)(6)
TCIFC 2023-2	Collaterized loan obligation	10.71%	SOFR (Q)	5.30%		07/2035		2,500.0	2,500.0	2,520.3	(3)(6)
THPT 2023-THL	Single Asset Single Borrower Loan	10.40%	SOFR (M)	5.00%		12/2034		5,000.0	4,987.5	5,009.6	(3)(6)
VOYA 2022-3	Collaterized loan obligation	9.92%	SOFR (Q)	4.50%		10/2036		2,000.0	2,000.0	2,002.1	(3)(6)

									33,593.2	33,790.7		1.92%
Technology Hardware and Equipment
Emerald Debt Merger Sub LLC	First lien senior secured loan	8.36%	SOFR (M)	3.00%		05/2030		19,481.2	19,457.5	19,537.3
Mirion Technologies (US Holdings), Inc.	First lien senior secured loan	8.36%	SOFR (Q)	2.75%		10/2028		3,671.4	3,673.6	3,681.5	(3)(5)
Safe Fleet Holdings LLC	First lien senior secured loan	9.21%	SOFR (M)	3.75%		02/2029		2,782.7	2,727.5	2,786.8	(5)
TGG TS Acquisition Company	First lien senior secured loan	11.97%	SOFR (M)	6.50%		12/2025		2,942.9	2,940.5	2,817.8

									28,799.1	28,823.4		1.64%
Energy
HighPeak Energy, Inc.	First lien senior secured loan	13.00%	SOFR (A)	7.50%		09/2026		25,000.0	24,436.8	25,000.0	(3)(5)(6)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									24,436.8	25,000.0		1.42%
Education
Fugue Finance LLC	First lien senior secured loan	9.39%	SOFR (B)	4.00%		01/2028		4,974.9	4,952.4	4,989.7	(3)(5)
Simon & Schuster, Inc.	First lien senior secured loan	9.39%	SOFR (Q)	4.00%		10/2030		11,571.4	11,502.9	11,600.4
University Support Services LLC	First lien senior secured loan	8.71%	SOFR (M)	3.25%		02/2029		3,979.7	3,960.5	3,975.7	(3)(5)

									20,415.8	20,565.8		1.17%
Consumer Staples Distribution and Retail
BR PJK Produce, LLC (8)	First lien senior secured loan	11.46%	SOFR (Q)	6.00%		11/2027		932.7	892.0	871.8	(5)(6)
City Line Distributors LLC and City Line Investments LLC (8)	First lien senior secured loan	11.46%	SOFR (M)	6.00%		08/2028		1,993.7	1,946.6	1,943.8	(5)(6)
	Class A units	8.00% PIK			08/2023		100,000		102.0	110.1	(6)
									2,048.6	2,053.9
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (8)	First lien senior secured loan	11.70%	SOFR (M)	6.25%		05/2029		9,426.3	9,175.1	9,426.3	(5)(6)
	Class B limited liability company interest				05/2023		0.18%		100.0	104.3	(6)
									9,275.1	9,530.6
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (8)(9)	First lien senior secured revolving loan	11.60%	SOFR (Q)	6.25%		01/2029		395.5	374.1	387.0	(5)(6)
	First lien senior secured loan	11.60%	SOFR (Q)	6.25%		01/2029		6,981.1	6,780.0	6,901.4	(5)(6)
	Common units				01/2023		50,000		50.0	53.3	(6)
									7,204.1	7,341.7

									19,419.8	19,798.0		1.12%
Power Generation
BIP PipeCo Holdings LLC	First lien senior secured loan	8.62%	SOFR (S)	3.25%		12/2030		3,000.0	2,985.1	2,988.8	(6)
Terraform Power Operating, LLC	First lien senior secured loan	7.85%	SOFR (Q)	2.50%		05/2029		8,324.3	8,275.4	8,306.0	(5)

									11,260.5	11,294.8		0.64%
Consumer Durables and Apparel
Lakeshore Learning Materials, LLC	First lien senior secured loan	8.97%	SOFR (M)	3.50%		09/2028		10,267.0	10,164.4	10,247.8	(5)

									10,164.4	10,247.8		0.58%
Transportation
First Student Bidco Inc.	First lien senior secured loan	8.62%	SOFR (Q)	3.00%		07/2028		5,664.2	5,531.3	5,615.8	(5)

									5,531.3	5,615.8		0.32%
Real Estate
Iron Mountain Information Management, LLC	First lien senior secured loan	7.58%	SOFR (S)	2.25%		01/2031		5,500.0	5,458.8	5,496.6	(3)

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									5,458.8	5,496.6		0.31%
Semiconductors and Semiconductor Equipment
MKS Instruments, Inc.	First lien senior secured loan	7.84%	SOFR (M)	2.50%		08/2029		4,482.2	4,471.3	4,486.7	(3)(5)

									4,471.3	4,486.7		0.25%

Total Investments									$2,556,783.9	$2,577,558.1	(7)(10)	146.34%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$14,240		£11,532	Wells Fargo Bank, N.A.	08/21/2026	$—
Foreign currency forward contract	$8,380		€7,826	Wells Fargo Bank, N.A.	01/26/2024	—
Foreign currency forward contract	$6,165	AUD	9,518	Wells Fargo Bank, N.A.	11/17/2026	—
Foreign currency forward contract	$1,017	CAD	1,391	Wells Fargo Bank, N.A.	11/16/2026	—
Foreign currency forward contract	$874		£720	Wells Fargo Bank, N.A.	03/31/2026	—
Foreign currency forward contract	$583		£480	Wells Fargo Bank, N.A.	03/31/2025	—
Total						$—
________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of December 31, 2023 represented 146% of the Fund’s net assets or 95% of the Fund’s total assets, may be subject to legal restrictions on sales.

(2)Investments without an interest rate are non-income producing.

(3)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 26% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2023.

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

(7)As of December 31, 2023, the estimated net unrealized gain for federal tax purposes was $20.8 million based on a tax cost basis of $2.6 billion. As of December 31, 2023, the estimated aggregate gross unrealized gain for federal income tax purposes was $24.3 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $3.5 million.

(8)As of December 31, 2023, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
22 HoldCo Limited	$4,179.1	$—	$4,179.1	$—	$—	$4,179.1
3 Step Sports LLC and 3 Step Holdings, LLC	13,584.9	(526.3)	13,058.6	—	—	13,058.6
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	402.8	—	402.8	—	—	402.8
ADMA Biologics Inc.	1.0	(1.0)	—	—	—	—
AI Aqua Merger Sub, Inc.	1,217.4	—	1,217.4	—	—	1,217.4
Airx Climate Solutions, Inc.	11,435.2	—	11,435.2	—	—	11,435.2

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Alcami Corporation and ACM Note Holdings, LLC	890.4	—	890.4	—	—	890.4
Amerivet Partners Management, Inc. and AVE Holdings LP	7,713.5	—	7,713.5	—	—	7,713.5
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	6,798.6	(163.2)	6,635.4	—	—	6,635.4
Bamboo US BidCo LLC	2,621.9	—	2,621.9	—	—	2,621.9
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
BR PJK Produce, LLC	1,774.1	—	1,774.1	—	—	1,774.1
BradyIFS Holdings, LLC	4,916.3	—	4,916.3	—	—	4,916.3
City Line Distributors LLC and City Line Investments LLC	800.5	—	800.5	—	—	800.5
Cliffwater LLC	1,470.6	—	1,470.6	—	—	1,470.6
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Crosspoint Capital AS SPV, LP	2,887.7	(211.3)	2,676.4	—	—	2,676.4
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc.	2,586.2	—	2,586.2	—	—	2,586.2
Demakes Borrower, LLC	3,292.7	—	3,292.7	—	—	3,292.7
DOXA Insurance Holdings LLC	24,210.9	—	24,210.9	—	—	24,210.9
Echo Purchaser, Inc.	8,750.0	(159.1)	8,590.9	—	—	8,590.9
Eternal Aus Bidco Pty Ltd	1,895.7	—	1,895.7	—	—	1,895.7
Excel Fitness Consolidator LLC	3,333.3	—	3,333.3	—	—	3,333.3
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	2,349.6	—	2,349.6	—	—	2,349.6
Flint OpCo, LLC	2,186.2	—	2,186.2	—	—	2,186.2
FlyWheel Acquireco, Inc.	1,607.1	(1,071.4)	535.7	—	—	535.7
GC Waves Holdings, Inc.	12,900.2	—	12,900.2	—	—	12,900.2
GroundWorks, LLC	503.8	—	503.8	—	—	503.8
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	4,568.3	—	4,568.3	—	—	4,568.3
GTCR F Buyer Corp. and GTCR (D) Investors LP	5,000.0	—	5,000.0	—	—	5,000.0
Guidepoint Security Holdings, LLC	2,659.5	—	2,659.5	—	—	2,659.5
Hakken Midco B.V.	1,082.7	—	1,082.7	—	—	1,082.7
Helios Service Partners, LLC and Astra Service Partners, LLC	3,001.0	(0.6)	3,000.4	—	—	3,000.4
Higginbotham Insurance Agency, Inc.	865.3	—	865.3	—	—	865.3
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	1,826.1	(0.6)	1,825.5	—	—	1,825.5
HP RSS Buyer, Inc.	3,529.9	—	3,529.9	—	—	3,529.9
Hyland Software, Inc.	1,102.9	—	1,102.9	—	—	1,102.9
Infinity Home Services HoldCo, Inc. and IHS Parent Holdings, L.P.	6,727.8	—	6,727.8	—	—	6,727.8
Keystone Agency Partners LLC	34,309.1	—	34,309.1	—	—	34,309.1
Kings Buyer, LLC	1,529.3	—	1,529.3	—	—	1,529.3
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
Lightbeam Bidco, Inc.	3,225.7	—	3,225.7	—	—	3,225.7
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,526.3	—	5,526.3	—	—	5,526.3
New ChurcHill HoldCo LLC and Victory Topco, LP	20,322.9	(321.6)	20,001.3	—	—	20,001.3
Next Holdco, LLC	1,697.6	—	1,697.6	—	—	1,697.6
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	1,200.4	—	1,200.4	—	—	1,200.4
North Haven Stack Buyer, LLC	17.9	—	17.9	—	—	17.9
Northwinds Holding, Inc. and Northwinds Services Group LLC	3,450.0	—	3,450.0	—	—	3,450.0
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	5,803.6	—	5,803.6	—	—	5,803.6
Omnia Partners, LLC	429.4	—	429.4	—	—	429.4
Paragon 28, Inc. and Paragon Advanced Technologies, Inc.	7,072.4	(0.5)	7,071.9	—	—	7,071.9

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	1,183.6	(166.1)	1,017.5	—	—	1,017.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	4,600.0	—	4,600.0	—	—	4,600.0
PestCo Holdings, LLC and PestCo, LLC	2,481.0	—	2,481.0	—	—	2,481.0
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	6,001.0	(0.5)	6,000.5	—	—	6,000.5
PushPay USA Inc.	357.1	—	357.1	—	—	357.1
PYE-Barker Fire & Safety, LLC	14,963.6	—	14,963.6	—	—	14,963.6
Silk Holdings III Corp. and Silk Holdings I Corp.	1.0	(0.6)	0.4	—	—	0.4
Solar Bidco Limited	1,476.6	—	1,476.6	—	—	1,476.6
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	2,876.5	—	2,876.5	—	—	2,876.5
Sugar PPC Buyer LLC	5,434.8	—	5,434.8	—	—	5,434.8
Sunbit Receivables Trust IV	2,700.0	—	2,700.0	—	—	2,700.0
TSS Buyer, LLC	2,956.6	—	2,956.6	—	—	2,956.6
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4,245.3	—	4,245.3	—	—	4,245.3
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	18,776.8	—	18,776.8	—	—	18,776.8
Vobev, LLC and Vobev Holdings, LLC	166.9	(0.7)	166.2	—	—	166.2
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	194.6	—	194.6	—	—	194.6
World Insurance Associates, LLC and World Associates Holdings, LLC	25,000.0	—	25,000.0	—	—	25,000.0
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	2,966.1	(395.5)	2,570.6	—	—	2,570.6
	$337,829.0	$(3,019.5)	$334,809.5	$—	$—	$334,809.5

(9)As of December 31, 2023, the Fund was party to subscription agreements to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
GTCR F Buyer Corp. and GTCR (D) Investors LP	$25.9	$—	$25.9	$—	$25.9
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	19.6	—	19.6	—	19.6
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
	$51.1	$—	$51.1	$—	$51.1

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)

	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Operations:
Net investment income	$68,487	$183
Net realized gains	6,255	54
Net unrealized gains (losses)	19,297	(311)
Net increase (decrease) in net assets resulting from operations	94,039	(74)
Distributions to shareholders:
Distributed earnings - Class I	(45,455)	—
Distributed earnings - Class S	(6,445)	—
Distributed earnings - Class D	(1,266)	—
Net decrease in net assets from distributions	(53,166)	—
Share transactions:
Class I:
Proceeds from shares sold	1,218,909	148,147
Distributions reinvested	8,289	—
Repurchased shares, net of early repurchase deduction	(78)	—
Net increase in net assets from share transactions	1,227,120	148,147
Class S:
Proceeds from shares sold	296,150	—
Distributions reinvested	341	—
Net increase in net assets from share transactions	296,491	—
Class D:
Proceeds from shares sold	48,588	—
Distributions reinvested	222	—
Net increase in net assets from share transactions	48,810	—
Total increase in net assets	1,613,294	148,073
Net assets, beginning of period	148,098	25
Net assets, end of period	$1,761,392	$148,098

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$94,039	$(74)
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments and foreign currency transactions	(6,255)	(54)
Net unrealized (gains) losses on investments and foreign currency transactions	(19,297)	311
Net accretion of investments	(4,319)	(10)
PIK interest	(2,158)	—
PIK dividends	(277)	—
Amortization of debt issuance costs	1,841	40
Purchases of investments	(3,092,622)	(30,133)
Proceeds from repayments or sales of investments	754,845	1,591
Changes in operating assets and liabilities:
Interest receivable	(15,552)	(139)
Other assets	(14,668)	(140)
Base management fee payable	1,851	—
Income based fee payable	4,606	—
Capital gains incentive fee payable	3,162	—
Interest and facility fees payable	1,656	—
Accounts payable and other liabilities	5,081	—
Net cash used in operating activities	(2,288,067)	(28,608)
FINANCING ACTIVITIES:
Borrowings on debt	1,535,449	—
Repayments of debt	(825,100)	—
Debt issuance costs	(10,851)	(6,147)
Net proceeds from issuance of common shares	1,563,647	148,147
Repurchased shares, net of early repurchase deduction	(78)	—
Distributions to shareholders	(30,445)	—
Net cash provided by financing activities	2,232,622	142,000
CHANGE IN CASH AND CASH EQUIVALENTS	(55,445)	113,392
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,417	25
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,972	$113,417
Supplemental Information:
Interest paid during the period	$21,609	$—
Distribution declared and payable during the period	$53,166	$—

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023
(in thousands, except per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)

1. ORGANIZATION

Ares Strategic Income Fund (together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust formed on March 15, 2022. The Fund is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). The Fund has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.

The Fund is externally managed by Ares Capital Management LLC (“Ares Capital Management” or the Fund’s “investment adviser”), a subsidiary of Ares Management Corporation (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to an investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or the Fund’s “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for the Fund to operate.

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

Pursuant to Rule 2a-5 under the Investment Company Act, the Fund's board of trustees designated the Fund’s investment adviser as its “valuation designee” to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the oversight of the Fund’s board of trustees. All investments are recorded at their fair value.

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

The Fund’s investment adviser, as the valuation designee, subject to the oversight of the Fund’s board of trustees, undertakes a multi‑step valuation process each quarter, as described below:

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

Interest Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Fund’s tax treatment as a RIC, this non-cash source of income must be paid out to shareholders in the form of distributions for the year the income was earned, even though the Fund has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

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

Organization and Offering Expenses

Costs associated with the organization of the Fund are expensed as incurred upon commencement of the Fund’s operations on December 5, 2022. Costs associated with the offering of Common Shares of the Fund are capitalized as deferred offering expenses and included in other assets on the consolidated statements of assets and liabilities and amortized over a twelve-month period from incurrence. During the year ended December 31, 2023, the Fund capitalized approximately $8,255 of offering expenses (which includes all offering expenses incurred in connection with the Private Placement).

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

The Fund has adopted a distribution reinvestment plan (“distribution reinvestment plan”), pursuant to which the Fund will not reinvest cash distributions declared by the board of trustees on behalf of the Fund’s shareholders unless such shareholders elect for their shares to be automatically reinvested. As a result, if the board of trustees authorizes, and the Fund declares, a cash distribution, then the Fund’s shareholders who have opted into the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account. The purchase price for shares issued under the Fund’s distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable.

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

Depending on the level of taxable income earned in a tax year, the Fund may choose to carry forward taxable income in excess of current year distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Fund determines that its estimated current year taxable income will be in excess of estimated distributions for the current year from such income, the Fund accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned.

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

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Fund has concluded that this guidance will not have a material impact on its consolidated financial statements.

3. AGREEMENTS

Investment Advisory and Management Agreement

The Fund is party to an investment advisory and management agreement (the “investment advisory and management agreement”) with Ares Capital Management. Subject to the oversight of the Fund’s board of trustees and in accordance with the Investment Company Act, Ares Capital Management provides investment advisory and management services to the Fund. For providing these services, Ares Capital Management receives fees from the Fund consisting of a base management fee and an incentive fee. The cost of the base management fee and the incentive fee is ultimately borne by the Fund’s shareholders. Without payment of any penalty, the Fund has the right to terminate the investment advisory and management agreement upon 60 days’ written notice, and Ares Capital Management has the right to terminate the agreement upon 120 days’ written notice.

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

Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Fund has not yet received in cash. The Fund’s investment adviser is not under any obligation to reimburse the Fund for any part of the income based fee it receives that are based on accrued interest income that the Fund never actually receives. Pre-incentive fee net investment income is not adjusted for incentive fee payments or any shareholder servicing and/or distribution fee payments by the Class S shares and the Class D shares. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than the Fund may ultimately realize and that may ultimately be distributed to common shareholders.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

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

(ii)    Capital Gains Incentive Fee

The second component of the incentive fee, the capital gains incentive fee, is payable in arrears at the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fee.

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

The Fund commenced operations on December 5, 2022. In connection with the commencement of the Fund’s operations, the investment advisory and management agreement became effective and the base management fee and any incentive fee, as applicable, payable by the Fund to the Fund’s investment adviser under the investment advisory and management agreement began to accrue.

The base management fee, income based fee and capital gains incentive fee for the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022 were as follows:

	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Base management fee	$9,713	$130
Income based fee	$7,622	$—
Capital gains incentive fee(1)	$3,162	$—
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was $56 of capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2023. There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the period from December 5, 2022 (commencement of operations) to December 31, 2022. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $3,162 as of December 31, 2023. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. Since inception through December 31, 2023, the Fund has not paid any capital gains incentive fee. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

The services of all investment professionals of the Fund’s investment adviser and its staff, when and to the extent engaged in providing investment advisory services to the Fund, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Fund’s investment adviser. Under the investment advisory and management agreement, the Fund bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization and offering expenses of the Fund associated with the Offering, as provided for in Financial Industry Regulatory Authority, Inc. (“FINRA”). Conduct Rule 2310(a)(12) (but excluding any shareholder servicing and/or distribution fees); calculation of the Fund’s NAV (including the cost and expenses of any independent valuation firm or pricing services); expenses incurred by the Fund’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Fund’s financial and legal affairs and in monitoring the Fund’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Fund’s investments) and performing due diligence on the Fund’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Fund’s investments; offerings of the Fund’s Common Shares and other securities; the costs of effecting any repurchases of the Common Shares and the Fund’s other securities; investment advisory fees, including any management fee and incentive fee; payable under the investment advisory and management agreement; administration fees, if any, payable under the administration agreement; fees payable, if any, under any intermediary manager or selected intermediary agreements; shareholder servicing and/or distribution fees payable under the Fund’s distribution and shareholder servicing plan adopted pursuant to Rule 12b-1 under the Investment Company Act; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments (including payments to third party vendors for financial information services); transfer agent, escrow agent and custodial fees and expenses; federal and state registration fees; all costs of registration and listing the Fund’s Common Shares or any other securities on any securities exchange; federal, state and local taxes; independent trustees’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC) and an official or agency administering the securities laws of a state; the costs of any reports, proxy statements or other notices to shareholders, including printing and other related costs; commissions and other compensation payable to brokers or dealers; to the extent the Fund is covered by any joint insurance policies, the Fund’s allocable portion of the fidelity bond, trustees and officers’ errors or omissions liability insurance and any other insurance premiums; outside legal expenses; accounting expenses (including fees and disbursements and expenses related to the audit of the Fund and the preparation of the Fund’s tax information); direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, and staff; and all other expenses incurred by the Fund or its administrator in connection with administering the Fund’s business, as described in more detail under “Administration Agreement” below.

Administration Agreement

The Fund is party to an administration agreement (the “administration agreement”) with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Fund with office equipment and clerical, bookkeeping and record keeping services at the Fund’s office facilities. Under the administration agreement, Ares Operations may also arrange for the services of, and oversee custodians, depositories, transfer agents, escrow agents, distribution disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Ares Operations also performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that the Fund is required to maintain and preparing reports to its shareholders and reports and other materials required to be filed with the SEC or any other regulatory authority.

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

For the year ended December 31, 2023, the Fund incurred $3,018 in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement. For the period from December 5, 2022 (commencement of operations) to December 31, 2022, the Fund did not incur any administrative fees. As of December 31, 2023, $2,205 of administrative and other fees have been supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

Intermediary Manager Agreement

On April 24, 2023, the Fund entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with AWMS (the “Intermediary Manager”). The Intermediary Manager is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Fund’s net assets attributable to Class S shares and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers.

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

Shareholder Servicing and/or Distribution Fees

Pursuant to Rule 12b-1 under the Investment Company Act, the Fund adopted a shareholder servicing and distribution plan pursuant to which Class S and Class D shares are subject to shareholder servicing and/or distribution fees. The following table shows the shareholder servicing and/or distribution fees the Fund and, ultimately, certain classes of the Fund’s common shareholders, pay the Intermediary Manager with respect to the Class S and Class D shares on an annualized basis as a percentage of the Fund’s NAV for such class. No shareholder servicing and/or distribution fees are paid with respect to the Class I shares.

Annual Shareholder Servicing and/or Distribution Fees as a % of NAV
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

Eligibility to receive shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Fund, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of the Fund’s other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

The Fund’s investment adviser, or its affiliates, may pay additional compensation out of its own resources (i.e., not Fund assets) to certain selling agents or financial intermediaries in connection with the sale of the Fund’s Common Shares. The additional compensation may differ among brokers or dealers in amount or in the amount of calculation. Payments of additional compensation may be fixed dollar amounts or, based on the aggregate value of outstanding Common Shares held by the Fund’s common shareholders introduced by the broker or dealer, or determined in some other manner. The receipt of the additional compensation by a selling broker or dealer may create potential conflicts of interest between an investor and its broker or dealer who is recommending the Fund over other potential investments.

The shareholder servicing and/or distribution fees that were attributable to Class S and D shares for the year ended December 31, 2023 were as follows:

For the Year Ended December 31, 2023
Class S	$657
Class D	$36

There were no shareholder servicing and/or distribution fees that were attributable to Class S and D shares prior to the date of the first sale of Class S and D shares on August 1, 2023.

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

The Fund’s investment adviser has agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of December 31, 2023, a $2,487 base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Annualized Distribution Ratios for the Period	Eligible for Reimbursement through
December 31, 2022	$1,449	$—	$—	$1,449	5.04%	$—	12/30/2025
January 31, 2023	$1,088	$—	$—	$1,088	4.56%	$—	01/31/2026
February 28, 2023	$891	$—	$—	$891	3.53%	$—	02/28/2026
March 31, 2023	$916	$—	$—	$916	3.63%	$—	03/31/2026
April 30, 2023	$1,083	$—	$—	$1,083	2.99%	$—	04/30/2026
May 31, 2023	$1,312	$—	$—	$1,312	2.47%	$—	05/31/2026
June 30, 2023	$2,253	$—	$—	$2,253	2.48%	$—	06/30/2026
July 31, 2023	$2,502	$—	$—	$2,502	1.16%	$—	07/31/2026
August 31, 2023	$2,300	$—	$—	$2,300	1.94%	$—	08/31/2026
September 30, 2023	$1,636	$—	$—	$1,636	1.66%	$—	09/30/2026
October 31, 2023	$—	$—	$—	$—	1.20%	$—	10/31/2026
November 30, 2023	$1,637	$—	$—	$1,637	1.18%	$—	11/30/2026
December 31, 2023	$1,144	$—	$—	$1,144	1.08%	$—	12/31/2026
________________________________________

(1)In accordance with the Expense Support and Conditional Reimbursement Agreement, the ratio of operating expenses excludes organization and offering expenses, stated interest expense, any base management fee and any incentive fee.

4. INVESTMENTS

As of December 31, 2023 and 2022, investments consisted of the following:

	As of December 31,
	2023		2022
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,374,887	$2,391,750	$108,669	$108,429
Second lien senior secured loans	43,237	43,771	—	—
Senior subordinated loans	61,619	62,483	—	—
Collateralized loan obligations	28,606	28,781	—	—
Preferred equity	39,500	41,033	—	—
Other equity	8,935	9,740	100	100
Total	$2,556,784	$2,577,558	$108,769	$108,529
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
Industry
Software and Services	20.4%	14.6%
Health Care Services	12.2	9.7
Consumer Services	10.5	20.3
Capital Goods	10.4	13.7
Insurance Services	7.5	7.3
Financial Services	7.1	3.3
Commercial and Professional Services	5.5	4.6
Media and Entertainment	4.4	3.6
Pharmaceuticals, Biotechnology and Life Sciences	4.0	3.6
Food and Beverage	2.7	2.3
Retailing and Distribution	2.7	2.3
Automobiles and Components	1.8	1.6
Materials	1.6	4.9
Household and Personal Products	1.4	—
Telecommunication Services	1.4	0.4
Other	6.4	7.8
Total	100.0%	100.0%

	As of December 31,
	2023	2022
Geographic Region
United States	91.5%	94.9%
Europe	5.0	2.5
Canada	2.3	1.9
Bermuda/Cayman Islands	0.7	0.7
Other	0.5	—
Total	100.0%	100.0%
As of December 31, 2023 and 2022, none of the loans were on non-accrual status.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of December 31, 2023, the Fund’s asset coverage was 348%.

The Fund’s outstanding debt as of December 31, 2023 and 2022 was as follows:

	As of December 31,
	2023				2022
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$800,000	(2)	$460,349	$460,325	$625,000	(2)	$—	$—
SG Funding Facility	1,000,000	(3)	250,000	250,000	—		—	—
Total	$1,800,000		$710,349	$710,325	$625,000		$—	$—
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

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,000,000.

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

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of December 31, 2023 and 2022, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2023, there was $460,349 aggregate principal amount outstanding under the Revolving Credit Facility. As of December 31, 2022, there were no borrowings under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000.

The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or

0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of December 31, 2023, the one, three and six month SOFR was 5.35%, 5.33% and 5.16%, respectively. As of December 31, 2023 and 2022, the applicable spreads in effect were 1.75% and 1.875%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Fund is also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued and the applicable spread.

For the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Stated interest expense	$18,879	$—
Credit facility fees	1,652	—
Amortization of debt issuance costs	1,322	—
Total interest and credit facility fees expense	$21,853	$—
Cash paid for interest expense	$19,954	$—
Average stated interest rate	7.16%	—%
Average outstanding balance	$259,901	$—

SG Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that provides for a facility amount of $1,000,000. The end of the revolving period and the stated maturity date are July 26, 2026 and July 26, 2028, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2,000,000. See Note 12 for a subsequent event relating to the SG Funding Facility.

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

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of December 31, 2023, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of December 31, 2023, there was $250,000 aggregate principal amount outstanding under the SG Funding Facility. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin that is a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consists of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that consists of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that does not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that does not consist of broadly syndicated loans. From and after the six-month anniversary of the effective date of the SG Funding Facility, the applicable margin will be subject to a floor of 2.75% per annum. As of December 31, 2023, the applicable spread in effect was 2.60%. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

For the year ended December 31, 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

For the Year Ended December 31, 2023
Stated interest expense	$1,323
Credit facility fees	1,103
Amortization of debt issuance costs	519
Total interest and credit facility fees expense	$2,945
Cash paid for interest expense	$1,655
Average stated interest rate	7.86%
Average outstanding balance	$38,365

6. DERIVATIVE INSTRUMENTS

The Fund enters into derivative instruments from time to time to help mitigate its foreign currency risk exposure.

Certain information related to the Fund’s foreign currency forward derivative instruments as of December 31, 2023 is presented below. The Fund did not enter into any derivative instruments as of December 31, 2022.

	As of December 31, 2023
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		£11,532	08/21/2026	$14,240	$(14,240)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	9,518	11/17/2026	6,165	(6,165)	Accounts payable and other liabilities
Foreign currency forward contract		€7,826	01/26/2024	8,380	(8,380)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	1,391	11/16/2026	1,017	(1,017)	Accounts payable and other liabilities
Foreign currency forward contract		£720	03/31/2026	874	(874)	Accounts payable and other liabilities
Foreign currency forward contract		£480	03/31/2025	583	(583)	Accounts payable and other liabilities
Total				$31,259	$(31,259)
As of December 31, 2023, the counterparty to the Fund’s foreign currency forward contracts was Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments recognized by the Fund for the year ended December 31, 2023 are in the following locations in the consolidated statement of operations:

Derivative Instrument	Statement Location	For the Year Ended December 31, 2023
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$—
Foreign currency forward contract	Net unrealized losses on foreign currency transactions	$(598)

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

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and 2022, the Fund had the following commitments to fund various revolving and delayed draw term loans:

	As of December 31,
	2023	2022
Total revolving loan commitments	$59,388	$1,639
Less: funded commitments	(3,020)	(24)
Total net unfunded revolving loan commitments	56,368	1,615

Total delayed draw term loan commitments	278,442	4,772
Total net unfunded revolving and delayed draw term loan commitments	$334,810	$6,387

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

In addition, as of December 31, 2023, the Fund was party to subscription agreements to fund equity investment commitments in the aggregate amount of $51, all of which were unfunded. As of December 31, 2022, the Fund had no equity investment commitments.

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

The following table presents fair value measurements of cash and cash equivalents, investments, derivatives and unfunded revolving and delayed draw loan commitments as of December 31, 2023:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,972	$—	$—	$57,972

First lien senior secured loans	$—	$1,533,600	$858,150	$2,391,750
Second lien senior secured loans	—	33,236	10,535	43,771
Senior subordinated loans	—	8,379	54,104	62,483
Collateralized loan obligations	—	—	28,781	28,781
Preferred equity	—	—	41,033	41,033
Other equity	—	—	9,740	9,740
Total investments	$—	$1,575,215	$1,002,343	$2,577,558

Derivatives - Foreign currency forward contracts	$—	$—	$—	$—
Unfunded revolving and delayed draw loan commitments(1)	$—	$—	$(4,008)	$(4,008)
________________________________________

(1)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated statement of assets and liabilities.

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2022:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$113,417	$—	$—	$113,417

First lien senior secured loans	$—	$89,785	$18,644	$108,429
Other equity	—	—	100	100
Total investments	$—	$89,785	$18,744	$108,529

The following tables summarize the significant unobservable inputs the Fund’s investment adviser used to value the majority of the Fund’s investments categorized within Level 3 as of December 31, 2023 and 2022. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of December 31, 2023
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$807,310	Yield analysis	Market yield	9.6% - 21.4%	12.3%
	50,840	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	10,535	Yield analysis	Market yield	11.8%	11.8%
Senior subordinated loans	38,587	Yield analysis	Market yield	13.9% - 19.2%	17.3%
	15,517	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	28,781	Broker quotes	N/A	N/A	N/A
Preferred equity	41,033	EV market multiple analysis	EBITDA multiple	9.5x - 32.5x	21.7x
Other equity	9,740	EV market multiple analysis	EBITDA multiple	7.0x - 23.4x	15.5x
Total investments	$1,002,343
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

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2023:

As of and For the Year Ended December 31, 2023
Balance as of December 31, 2022	$18,744
Net realized gains	1,530
Net unrealized gains	12,321
Purchases	1,120,818
Sales	(49,553)
Repayments	(53,267)
PIK interest and dividends	1,551
Net accretion of discount on securities	2,072
Net transfers in and/or out of Level 3	(51,873)
Balance as of December 31, 2023	$1,002,343

Investments were transferred into and out of Level 3 during the year ended December 31, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of December 31, 2023, the net unrealized appreciation on the investments that use Level 3 inputs was $8,964.

For the year ended December 31, 2023, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of December 31, 2023, and reported within the net unrealized gains (losses) on investments in the Fund’s consolidated statement of operations, was $8,969.

The following table presents changes in investments that use Level 3 inputs as of and for the period from December 5, 2022 (commencement of operations) to December 31, 2022:

For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Balance as of December 5, 2022 (commencement of operations)	$—
Net unrealized losses	(7)
Purchases	18,749
Repayments	(1)
Net accretion of discount on securities	3
Balance as of December 31, 2022	$18,744

As of December 31, 2022, the net unrealized depreciation on the investments that use Level 3 inputs was $6.

For the period from December 5, 2022 (commencement of operations) to December 31, 2022, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of December 31, 2022, and reported within the net unrealized gains (losses) on investments in the Fund’s consolidated statement of operations was $6.

The following are the carrying and fair values of the Fund’s debt obligations as of December 31, 2023 and 2022.

	As of December 31,
	2023			2022
	Carrying Value(1)		Fair Value(3)	Carrying Value(1)		Fair Value(3)
Revolving Credit Facility	$460,325		$460,325	$—		$—
SG Funding Facility	250,000		250,000	—		—
Total	$710,325	(2)	$710,325	$—	(2)	$—
____________________________________

(1)The Revolving Credit Facility and SG Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Total principal amount of debt outstanding totaled $710,349 as of December 31, 2023. There was no principal amount of debt outstanding as of December 31, 2022.

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

During the year ended December 31, 2023, pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847,098 of the Fund’s Class I shares entered into between the Fund and several investors between November 2022 and ending on January 30, 2023 (the “Seed Investment Agreements”), the Fund called an aggregate $698,925 and in exchange therefore, the Fund issued approximately 26,476 Class I shares. From October 6, 2022 through December 31, 2022, the Fund called an aggregate of $148,173, and in exchange therefore, the Fund issued approximately 5,927 Class I shares. From October 6, 2022 through December 31, 2023, pursuant to the Seed Investment Agreements, the Fund called an aggregate of $847,098, and in exchange therefore, the Fund issued approximately 32,402 Class I shares to 61 shareholders, including the investment from the Fund’s sole initial shareholder.

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

The following table summarizes transactions in Common Shares during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Shares	Amount
Class I
Subscriptions(1)	45,712	$1,218,909
Distributions reinvested	307	8,289
Repurchased shares, net of early repurchase deduction	(3)	(78)
Net increase	46,016	$1,227,120
Class S
Subscriptions(1)	10,959	$296,150
Distributions reinvested	13	341
Net increase	10,972	$296,491
Class D
Subscriptions(1)	1,798	$48,588
Distributions reinvested	8	222
Net increase	1,806	$48,810
Total net increase	58,794	$1,572,421
____________________________________

(1)See Note 12 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares.

	NAV Per Share
	Class I	Class S	Class D
December 31, 2022	$24.99	$24.99	$24.99
January 31, 2023	$25.40	$25.40	$25.40
February 28, 2023	$25.58	$25.58	$25.58
March 31, 2023	$25.71	$25.71	$25.71
April 30, 2023	$26.12	$26.12	$26.12
May 31, 2023	$26.08	$26.08	$26.08
June 30, 2023	$26.75	$26.75	$26.75
July 31, 2023	$27.01	$27.01	$27.01
August 31, 2023	$27.08	$27.08	$27.08
September 30, 2023	$27.07	$27.07	$27.07
October 31, 2023	$26.92	$26.92	$26.92
November 30, 2023	$27.03	$27.03	$27.03
December 31, 2023	$27.22	$27.22	$27.22

Distributions

The Fund’s board of trustees declared monthly regular distributions for each class of its Common Shares. The following table presents the monthly regular distributions that were declared and payable during the year ended December 31, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$7,195
August 10, 2023	September 29, 2023	October 25, 2023	0.19925	8,027
August 10, 2023	October 31, 2023	November 27, 2023	0.19925	8,949
November 13, 2023	November 30, 2023	December 26, 2023	0.21430	10,153
November 13, 2023	December 29, 2023	January 25, 2024	0.21430	11,131
			$1.02635	$45,455

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.17975	$430
August 10, 2023	September 29, 2023	October 25, 2023	0.18033	917
August 10, 2023	October 31, 2023	November 27, 2023	0.17971	1,214
November 13, 2023	November 30, 2023	December 26, 2023	0.19549	1,747
November 13, 2023	December 29, 2023	January 25, 2024	0.19479	2,137
			$0.93007	$6,445

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19351	$134
August 10, 2023	September 29, 2023	October 25, 2023	0.19369	228
August 10, 2023	October 31, 2023	November 27, 2023	0.19350	235
November 13, 2023	November 30, 2023	December 26, 2023	0.20877	292
November 13, 2023	December 29, 2023	January 25, 2024	0.20856	377
			$0.99803	$1,266

The net distributions received by shareholders of Class S and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See Note 12 for a subsequent event relating to regular distributions declared by the Fund’s board of trustees.

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will not reinvest cash distributions declared by the board of trustees on behalf of the Fund’s shareholders unless such shareholders elect for their shares to be automatically reinvested. As a result, if the board of trustees authorizes, and the Fund declares, a cash distribution, then the Fund’s shareholders who have opted into the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account. The purchase price for shares issued under the Fund’s distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable.

Share Repurchase Program

The Fund has commenced a share repurchase program in which the Fund intends to offer to repurchase, at the discretion of the Fund’s board of trustees, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. The Fund’s board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in its best interest and the best interest of its common shareholders. As a result, share repurchases may not be available each quarter, or at all. The Fund conducts any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. All common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by the Fund, pursuant to the terms of each tender offer, will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Fund’s board of trustees, except that the Fund deducts 2.00% from such NAV for shares that have not been outstanding for at least one year (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

During the year ended December 31, 2023, the Fund repurchased approximately 2,955 shares of the Fund’s Class I shares for a total value of $78. The following table presents the share repurchases completed during the year ended December 31, 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
November 30, 2023	2,955	0.01%	December 20, 2023	$27.03	$78	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on October 31, 2023.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

10. INCOME TAXES

For U.S. federal income tax purposes, amounts distributed to the Fund’s shareholders as distributions are reported as ordinary income, capital gains, or a combination thereof. Distributions paid to shareholders for the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022 were taxable as follows:

	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Ordinary income	$53,166	$—
Capital gains	—	—
Total (1)	$53,166	$—
_______________________________________________________________________________

(1)For the year ended December 31, 2023, the percentage of total distributions paid that constituted interest-related distributions was 100%.

The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022:

	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
	(Estimated)(1)
Net increase (decrease) in net assets resulting from operations	$94,039	$(74)
Adjustments:
Net unrealized losses (gains) on investments and foreign currency transactions	(20,526)	310
Income not currently taxable (2)	(277)	—
Expenses not currently deductible	3,868	—
Taxable income	$77,104	236
_______________________________________________________________________________

(1)The calculation of estimated 2023 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2023 U.S. federal taxable income will not be finally determined until the Fund’s 2023 U.S. federal tax return is filed in 2024 (and, therefore, such estimate is subject to change).

(2)Includes a reduction for dividend income from preferred equity that is not taxable until collected totaling $277 for the year ended December 31, 2023.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

For the year ended December 31, 2023, the Fund estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Fund has elected to carry forward the excess for distributions to shareholders in 2024. The amount carried forward to 2024 is estimated to be approximately $24,174, substantially all of which is expected to be ordinary income, although these amounts will not be finalized until the 2023 tax returns are filed in 2024. For the period from December 5, 2022 (commencement of operations) to December 31, 2022, the Fund had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Fund elected to carry forward the excess for distribution to shareholders in 2023. The amount carried forward to 2023 was $236. To the extent that the Fund determines that its estimated current year annual taxable income will exceed its estimated current year distributions from such taxable income, the Fund accrues excise tax on estimated excess taxable income. For the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, a net expense of $944 and $9, respectively, were recorded for U.S. federal excise tax.

The Fund may adjust the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of net assets and have no effect on total net assets. For the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, permanent differences were as follows:

	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Accumulated undistributed earnings	$762	$—
Paid in capital	$(762)	$—

As of December 31, 2023 and 2022, the estimated cost basis of investments for U.S. federal tax purposes and the estimated gross unrealized appreciation and depreciation are as follows:

	As of December 31,
	2023	2022
Gross unrealized appreciation	$24,276	$72
Gross unrealized depreciation	(3,502)	(383)
Net unrealized appreciation (depreciation)	$20,774	$(311)

Estimated cost basis of investments	$2,556,784	$108,615

Certain of the Fund’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the year ended December 31, 2023, the Fund did not record a tax expense for these subsidiaries.

11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the year ended December 31, 2023 and for the period from December 5, 2022 (commencement of operations) to December 31, 2022:

	As of and For the Year Ended December 31, 2023
	Class I	Class S(6)	Class D(6)
Per Share Data:
Net asset value at beginning of period	$24.99	$27.01	$27.01
Net investment income for period(1)	2.41	0.84	0.90
Net realized and unrealized gains for period(1)	0.85	0.30	0.31
Net increase in net assets resulting from operations	3.26	1.14	1.21
Distributions from net investment income	(1.03)	(0.93)	(1.00)
Total increase in net assets	2.23	0.21	0.21
Net asset value at end of period	$27.22	$27.22	$27.22
Total return based on net asset value(2)	13.03%	4.22%	4.47%
Shares outstanding at end of period	51,943	10,972	1,806
Ratio/Supplemental Data:
Net assets at end of period	$1,413,632	$298,608	$49,152
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	13.34%	10.22%	8.43%
Ratio of operating expenses (including expense support) to average net assets(3)	12.00%	9.26%	7.60%
Ratio of net investment income to average net assets(3)(5)	16.23%	9.71%	9.43%
Portfolio turnover rate(3)	68%	68%	68%

As of and For the Period from December 5, 2022 (Commencement of Operations) to December 31, 2022
Class I
Per Share Data:
Net asset value at beginning of period	$25.00
Net investment income for period(1)	0.03
Net realized and unrealized losses for period(1)	(0.04)
Net decrease in net assets resulting from operations	(0.01)
Net asset value at end of period	$24.99
Total return based on net asset value(2)	(0.05)%
Shares outstanding at end of period	5,927
Ratio/Supplemental Data:
Net assets at end of period	$148,098
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.71%
Ratio of operating expenses (including expense support) to average net assets(3)	—%
Ratio of net investment income to average net assets(3)(5)	1.73%
Portfolio turnover rate(3)	80%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the year ended December 31, 2023, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the year ended December 31, 2023 and for the period from December 5, 2022 (commencement of operations) to December 31, 2022, the ratio of operating expenses to average net assets consisted of the following:

	For the Year Ended December 31, 2023
	Class I	Class S(6)	Class D(6)
Base management fee	2.41%	1.62%	1.45%
Income based fee and capital gains incentive fee	3.08	2.20	1.94
Interest and credit facility fees	6.08	4.12	3.69
Other operating expenses	1.77	2.28	1.35
Total operating expenses	13.34%	10.22%	8.43%

As of and For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Class I
Base management fee	1.23%
Income based fee and capital gains incentive fee	—
Interest and credit facility fees	1.12
Organization costs	0.53
Other operating expenses	3.83
Total operating expenses	6.71%
(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

(6)The date of the first sale of Class S and D shares was August 1, 2023.

12. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the year ended December 31, 2023, except as discussed below.

On February 7, 2024, the Fund’s board of trustees appointed Paul Cho, age 41, as Chief Accounting Officer of the Fund, effective as of February 15, 2024. Paul Cho is a Managing Director and Chief Accounting Officer in the finance and accounting department of Ares and the Chief Accounting Officer of Ares Capital Corporation, a publicly traded BDC managed by the Fund’s investment adviser. Prior to joining Ares in 2008, Paul Cho was at Macias Gini & O’Connell LLP, where he focused on audits of state and local government entities. Paul Cho holds a B.A. from the University of California, Berkeley in Economics.

On February 9, 2024, the Fund and ASIF Funding I entered into an agreement to amend the SG Funding Facility, that among other things, increased the total commitments under the SG Funding Facility from $1,000,000 to $1,200,000. In addition, on February 27, 2024, the Fund and ASIF Funding I entered into an agreement to amend the SG Funding Facility, that among other things, increased the total commitments under the SG Funding Facility from $1,200,000 to $1,400,000.

On March 1, 2024, the Fund, as parent and servicer, entered into a credit agreement (the “Scotiabank Funding Facility”) with ASIF Funding II, LLC, the Fund’s wholly owned subsidiary, as borrower (“ASIF Funding II”), the lenders from time to time parties thereto, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian and document custodian, that (i) provides a facility amount of $750,000, of which $500,000 will become available during the six-month period following the closing date and (ii) has a reinvestment period ending September 1, 2026 and a final maturity date of March 1, 2033. In addition, on March 1, 2024, the Fund, as transferor, and ASIF Funding II, as transferee, entered into a contribution agreement (the “Contribution Agreement,” and together with the Scotiabank Funding Facility, the “Borrower Agreements”), pursuant to which the Fund will transfer to ASIF Funding II certain originated or acquired loans and related assets (collectively, the “Loans”) from time to time. The obligations of ASIF Funding II under the Scotiabank Funding Facility are secured by substantially all assets held by ASIF Funding II, including the Loans. The interest rate charged on the Scotiabank Funding Facility is based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the Scotiabank Funding Facility.

On January 1, 2024, the Fund issued and sold approximately 6,380 Common Shares (consisting of 4,499 Class I shares, 1,431 Class S shares and 450 Class D shares at an offering price of $27.22 per share for each class of share), and we received approximately $173,660 as payment for such shares.

On February 1, 2024, the Fund issued and sold approximately 6,934 shares (consisting of 5,064 Class I shares, 1,746 Class S shares and 124 Class D shares at an offering price of $27.17 per share for each class of share), and the Fund received approximately $188,403 as payment for such shares.

The Fund received approximately $221,903 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective March 1, 2024. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of February 29, 2024 (the “February NAV”), which is generally expected to be available within 20 business days after March 1, 2024. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the February NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, March 1, 2024.

On January 23, 2024, the Fund announced the declaration of regular monthly distributions for each class of the Fund’s Common Shares in the amounts per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
January 2024 Distributions
Class I	$0.21430	$0.00000	$0.21430
Class S	$0.21430	$0.01960	$0.19470
Class D	$0.21430	$0.00576	$0.20854
February 2024 Distributions
Class I	$0.21430	$0.00000	$0.21430
Class S	$0.21430	$0.01830	$0.19600
Class D	$0.21430	$0.00538	$0.20892

The January 2024 distributions for each class of the Fund’s Common Shares were payable to shareholders of record as of the open of business on January 31, 2024 and were paid on February 22, 2024. The January 2024 distributions were paid in cash or reinvested in the Common Shares for shareholders participating in the Fund’s distribution reinvestment plan.

The February 2024 distributions for each class of the Fund’s Common Shares were payable to shareholders of record as of the open of business on February 29, 2024 and will be paid on or about March 25, 2024. The February 2024 distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in the Fund’s distribution reinvestment plan.

On January 23, 2024, the Fund announced the declaration of regular monthly gross distributions for March 2024 and on March 14, 2024, the Fund announced the declaration of regular monthly gross distributions for April, May and June 2024, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
March 29, 2024	April 24, 2024	$0.21430	$0.21430	$0.21430
April 30, 2024	May 23, 2024	$0.21430	$0.21430	$0.21430
May 31, 2024	June 25, 2024	$0.21430	$0.21430	$0.21430
June 28, 2024	July 24, 2024	$0.21430	$0.21430	$0.21430
_______________________________________________________________________________

(1)The distributions for each class of the Fund’s Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions received by shareholders of each of the Class S and Class D shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of the Fund’s Common Shares as of their respective record dates. Class I shares have no shareholder servicing and/or distribution fees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES STRATEGIC INCOME FUND

By:	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer and Trustee
Date: March 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chairman of the Board of Trustees and Trustee (Principal Executive Officer)
Date: March 14, 2024

By:	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 14, 2024

By:	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 14, 2024

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: March 14, 2024

By:	/s/ PAUL CHO
Paul Cho Chief Accounting Officer (Principal Accounting Officer)
Date: March 14, 2024

By:	/s/ SANDRA R. ANCELEITZ
Sandra R. Anceleitz Trustee
Date: March 14, 2024

By:	/s/ ANN TORRE BATES
Ann Torre Bates Trustee
Date: March 14, 2024

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Trustee
Date: March 14, 2024

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Trustee
Date: March 14, 2024