Form 10-Q
period 2024-03-31
ARES STRATEGIC INCOME FUND
filed 2024-05-10
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s common shares, $0.01 par value per share, outstanding as of May 9, 2024 was 83,735,555, 18,200,342 and 2,769,616 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments (amortized cost of $3,435,384 and $2,556,784, respectively)	$3,462,767	$2,577,558
Cash and cash equivalents	68,497	57,972
Interest receivable	21,802	18,126
Receivable for open trades	81,651	21,971
Other assets	31,115	29,925
Total assets	$3,665,832	$2,705,552
LIABILITIES
Debt	$905,203	$710,325
Base management fee payable	4,597	1,851
Income based fee payable	6,051	4,606
Capital gains incentive fee payable	4,489	3,162
Interest and facility fees payable	2,247	1,656
Payable for open trades	361,151	199,602
Accounts payable and other liabilities	9,181	9,089
Distribution payable	18,149	13,645
Distribution and servicing fee payable	334	224
Total liabilities	1,311,402	944,160
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 86,250 and 64,721 common shares issued and outstanding, respectively	862	647
Capital in excess of par value	2,304,532	1,719,185
Accumulated earnings	49,036	41,560
Total net assets	2,354,430	1,761,392
Total liabilities and net assets	$3,665,832	$2,705,552

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$1,839,270	$1,413,632
Common shares outstanding ($0.01 par value, unlimited shares authorized)	67,378	51,943
Net asset value per share	$27.30	$27.22
Class S Shares:
Net assets	$445,988	$298,608
Common shares outstanding ($0.01 par value, unlimited shares authorized)	16,338	10,972
Net asset value per share	$27.30	$27.22
Class D Shares:
Net assets	$69,172	$49,152
Common shares outstanding ($0.01 par value, unlimited shares authorized)	2,534	1,806
Net asset value per share	$27.30	$27.22

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$75,406	$5,246
Dividend income	483	—
Other income	1,794	106
Total investment income from non-controlled/non-affiliate company investments	77,683	5,352
EXPENSES:
Interest and credit facility fees	17,412	1,181
Base management fee	6,649	684
Income based fee	6,051	—
Capital gains incentive fee	1,383	74
Offering expenses	1,792	—
Shareholder servicing and distribution fees
Class S	822	—
Class D	40	—
Administrative and other fees	1,332	684
Other general and administrative	1,864	582
Total expenses	37,345	3,205
Expense support (Note 3)	(5,969)	(2,895)
Net expenses	31,376	310
NET INVESTMENT INCOME BEFORE INCOME TAXES	46,307	5,042
Income tax expense, including excise tax	228	—
NET INVESTMENT INCOME	46,079	5,042
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Net realized gains from non-controlled/non-affiliate company investments	3,082	1,340
Net realized losses on foreign currency transactions	(122)	—
Net realized gains	2,960	1,340
Net unrealized gains (losses):
Net unrealized gains (losses) from non-controlled/non-affiliate company investments	7,375	(490)
Net unrealized gains on foreign currency transactions	729	—
Net unrealized gains (losses)	8,104	(490)
Net realized and unrealized gains on investments and foreign currency transactions	11,064	850
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$57,143	$5,892

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	10.33%	SOFR (M)	5.00%		08/2028		$18,090.5	$17,869.3	$18,090.5	(5)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (10)	First lien senior secured loan	11.56%	SOFR (Q)	6.25%		07/2030		13,873.9	13,528.3	13,873.9	(3)(5)(6)
	Limited partnership interests	8.00% PIK			10/2023		100,000		102.5	127.9	(3)(6)
									13,630.8	14,001.8
Applied Systems, Inc.	First lien senior secured loan	9.81%	SOFR (Q)	4.50%		02/2031		13,027.6	13,028.1	13,099.7
AppLovin Corporation	First lien senior secured loan	7.83%	SOFR (M)	2.50%		08/2030		8,600.0	8,578.6	8,589.3	(3)(5)
Aptean, Inc. and Aptean Acquiror Inc. (10)	First lien senior secured loan	10.57%	SOFR (S)	5.25%		01/2031		34,974.0	34,605.2	34,578.1	(5)(6)
BCTO Ignition Purchaser, Inc.	First lien senior secured loan	14.30% PIK	SOFR (Q)	9.00%		10/2030		16,456.5	16,063.8	16,456.5	(3)(5)(6)
Blackhawk Network Holdings Inc.	First lien senior secured loan	10.33%	SOFR (M)	5.00%		03/2029		4,100.0	4,018.5	4,102.5	(5)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (10)	First lien senior secured loan	11.56%	SOFR (Q)	6.25%		06/2030		13,337.2	13,041.6	13,337.2	(5)(6)
	Class A-1 units				06/2023		113,541		113.5	113.5	(6)
									13,155.1	13,450.7
Boxer Parent Company Inc.	First lien senior secured loan	9.58%	SOFR (M)	4.25%		12/2028		9,383.8	9,358.0	9,436.6	(3)
CCC Intelligent Solutions Inc.	First lien senior secured loan	7.69%	SOFR (M)	2.25%		09/2028		3,806.9	3,807.9	3,800.5	(3)(5)
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	9.91%	SOFR (B)	4.50%		09/2028		43,059.4	41,618.9	42,850.1	(5)
	First lien senior secured loan	9.91%	SOFR (B)	4.50%		03/2029		6,596.6	6,252.5	6,561.8	(5)
	First lien senior secured loan	9.73%	SOFR (S)	4.50%		04/2029		15,000.0	14,887.5	14,897.0	(5)
	Second lien senior secured notes	9.00%				09/2029		100.0	81.1	95.9
									62,840.0	64,404.8
Conservice Midco, LLC	First lien senior secured loan	9.58%	SOFR (M)	4.25%		05/2027		11,461.0	11,452.5	11,486.2
Coupa Holdings, LLC and Coupa Software Incorporated (10)	First lien senior secured loan	12.81%	SOFR (Q)	7.50%		02/2030		4,590.2	4,493.2	4,590.2	(5)(6)
Dayforce, Inc.	First lien senior secured loan	7.83%	SOFR (M)	2.50%		03/2031		3,750.0	3,740.7	3,743.0	(3)
Echo Purchaser, Inc. (10)	First lien senior secured loan	10.83%	SOFR (M)	5.50%		11/2029		26,184.4	25,691.4	25,660.7	(5)(6)
Edmunds Govtech, Inc. (10)	First lien senior secured revolving loan	9.30%	SOFR (Q)	4.00%		02/2030		301.4	289.6	289.4	(5)(6)
	First lien senior secured loan	10.80%	SOFR (Q)	5.50%		02/2031		3,138.6	3,076.7	3,075.8	(5)(6)
									3,366.3	3,365.2
Ensono, Inc.	First lien senior secured loan	9.44%	SOFR (M)	4.00%		05/2028		2,253.8	2,186.2	2,181.0	(5)
Epicor Software Corporation	First lien senior secured loan	9.08%	SOFR (M)	3.75%		07/2027		6,483.8	6,437.9	6,511.6	(5)
	First lien senior secured loan	8.69%	SOFR (M)	3.25%		07/2027		6,439.3	6,402.4	6,457.8	(5)
									12,840.3	12,969.4
eResearch Technology, Inc.	First lien senior secured loan	9.94%	SOFR (M)	4.50%		02/2027		29,845.0	28,731.9	29,922.3	(5)
	Second lien senior secured loan	13.43%	SOFR (M)	8.00%		02/2028		8,904.5	8,409.1	8,904.5	(6)
									37,141.0	38,826.8
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (10)	First lien senior secured loan	12.46%	SOFR (Q)	7.25%		09/2029		22,650.4	22,237.2	22,650.4	(3)(5)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Flexera Software LLC	First lien senior secured loan	9.19%	SOFR (M)	3.75%		03/2028		12,108.9	12,093.2	12,127.4	(5)
Gainwell Acquisition Corp.	First lien senior secured loan	9.41%	SOFR (Q)	4.00%		10/2027		11,501.6	11,287.1	10,978.3	(5)
Genesys Cloud Services Holdings I, LLC	First lien senior secured loan	9.33%	SOFR (M)	4.00%		12/2027		7,022.8	7,036.4	7,039.1	(5)
	First lien senior secured loan	9.19%	SOFR (M)	3.75%		12/2027		10,000.0	9,975.2	10,031.3	(5)
									17,011.6	17,070.4
Greeneden U.S. Holdings I, LLC	First lien senior secured loan	8.73%	SOFR (S)	3.50%		12/2027		1,016.1	1,016.1	1,018.1	(5)
Guidepoint Security Holdings, LLC (10)	First lien senior secured loan	11.32%	SOFR (Q)	6.00%		10/2029		6,116.2	6,003.5	5,993.8	(5)(6)
Hakken Midco B.V. (10)	First lien senior secured loan	10.93%	Euribor (Q)	7.00%		07/2030		4,608.5	4,549.3	4,608.5	(3)(5)(6)
Hyland Software, Inc. (10)	First lien senior secured loan	11.33%	SOFR (M)	6.00%		09/2030		23,837.3	23,505.8	23,837.3	(5)(6)
Icefall Parent, Inc. (10)	First lien senior secured loan	11.80%	SOFR (S)	6.50%		01/2030		11,140.8	10,923.5	10,918.0	(5)(6)
Idemia Group S.A.S.	First lien senior secured loan	9.56%	SOFR (Q)	4.25%		09/2028		3,980.0	3,945.3	3,999.9	(3)(5)(6)
Imagine Learning LLC	First lien senior secured loan	8.94%	SOFR (M)	3.50%		12/2029		2,450.0	2,438.0	2,439.9	(5)
Imprivata, Inc.	First lien senior secured loan	8.73%	SOFR (S)	3.50%		12/2027		679.8	679.8	679.8	(5)(6)
Instructure Holdings, Inc.	First lien senior secured loan	8.35%	SOFR (Q)	2.75%		10/2028		9,171.5	9,108.6	9,160.1	(3)(5)
ISolved, Inc.	First lien senior secured loan	9.33%	SOFR (M)	4.00%		10/2030		8,381.2	8,334.9	8,417.9	(5)
Marcel Bidco GmbH	First lien senior secured loan	9.81%	SOFR (M)	4.50%		11/2030		10,884.3	10,831.1	10,959.2	(3)(5)
MH Sub I, LLC	First lien senior secured loan	9.58%	SOFR (M)	4.25%		05/2028		5,486.2	5,372.7	5,447.5	(5)
Mitchell International, Inc.	First lien senior secured loan	9.19%	SOFR (M)	3.75%		10/2028		15,062.0	14,726.0	15,061.2	(5)
	Second lien senior secured loan	11.94%	SOFR (M)	6.50%		10/2029		145.8	135.2	145.6	(5)
									14,861.2	15,206.8
Mosel Bidco SE	First lien senior secured loan	10.06%	SOFR (Q)	4.75%		09/2030		8,112.1	8,108.8	8,122.2	(3)(5)(6)
Netsmart, Inc. and Netsmart Technologies, Inc.	First lien senior secured loan	9.19%	SOFR (M)	3.75%		10/2027		34,785.2	34,595.1	34,829.0	(5)
Open Text Corporation	First lien senior secured loan	8.18%	SOFR (M)	2.75%		01/2030		7,134.1	7,118.3	7,142.3	(3)(5)
Polaris Newco, LLC	First lien senior secured loan	9.57%	SOFR (B)	4.00%		06/2028		4,469.9	4,284.9	4,424.5	(5)
Project Boost Purchaser, LLC	First lien senior secured loan	8.94%	SOFR (M)	3.50%		06/2026		11,413.7	11,314.0	11,430.0
	First lien senior secured loan	8.96%	SOFR (Q)	3.50%		05/2026		11,497.6	11,473.2	11,520.1	(5)
									22,787.2	22,950.1
Proofpoint, Inc.	First lien senior secured loan	8.69%	SOFR (M)	3.25%		08/2028		35,585.6	35,438.0	35,586.0	(5)
PushPay USA Inc. (10)	First lien senior secured loan	12.21%	SOFR (Q)	6.75%		05/2030		4,619.6	4,498.8	4,619.6	(5)(6)
Quartz AcquireCo, LLC	First lien senior secured loan	8.81%	SOFR (Q)	3.50%		06/2030		8,462.5	8,449.2	8,473.1
RealPage, Inc.	First lien senior secured loan	8.44%	SOFR (M)	3.00%		04/2028		13,648.0	13,555.2	13,268.8	(5)
	Second lien senior secured loan	11.94%	SOFR (M)	6.50%		04/2029		37,885.0	37,782.9	37,127.3	(5)(6)
									51,338.1	50,396.1
Severin Acquisition, LLC	First lien senior secured loan	8.31%	SOFR (Q)	3.00%		08/2027		10,435.7	10,416.9	10,446.6	(3)
Sophia, L.P.	First lien senior secured loan	9.68%	SOFR (M)	4.25%		10/2029		13,880.8	13,779.5	13,932.9	(5)
Tenable Holdings, Inc.	First lien senior secured loan	8.19%	SOFR (M)	2.75%		07/2028		3,421.3	3,421.3	3,419.8	(3)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
UserZoom Technologies, Inc.	First lien senior secured loan	12.99%	SOFR (Q)	7.50%		04/2029		634.4	619.1	628.1	(5)(6)
Verscend Holding Corp.	First lien senior secured loan	9.44%	SOFR (M)	4.00%		08/2025		24,787.5	24,786.2	24,787.5
Webpros Luxembourg S.a.r.l.	First lien senior secured loan	9.33%	SOFR (S)	4.00%		03/2031		5,000.0	5,008.8	5,006.3	(3)(6)

									696,716.0	703,110.9		29.86%
Health Care Services
Amerivet Partners Management, Inc. and AVE Holdings LP (10)	Subordinated loan	16.50% PIK				12/2030		31,113.2	29,427.1	29,042.7	(6)
	Class A units				03/2024		1,575		1,575.0	1,575.0	(6)
	Class C units				11/2023		3,849		768.4	768.0	(6)
									31,770.5	31,385.7
Artivion, Inc. (10)	First lien senior secured revolving loan	9.30%	SOFR (S)	4.00%		01/2030		1,983.0	1,887.2	1,883.9	(3)(5)(6)
	First lien senior secured loan	11.80%	SOFR (Q)	6.50%		01/2030		26,884.3	26,233.4	26,212.2	(3)(5)(6)
									28,120.6	28,096.1
athenahealth Group Inc.	First lien senior secured loan	8.58%	SOFR (M)	3.25%		02/2029		33,401.9	32,488.0	33,041.8	(5)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (10)	First lien senior secured loan	11.83%	SOFR (M)	6.50%		12/2028		26,559.6	26,035.2	26,028.4	(5)(6)
Bracket Intermediate Holding Corp.	First lien senior secured loan	10.40%	SOFR (Q)	5.00%		05/2028		16,400.1	16,233.4	16,424.7	(5)
Confluent Medical Technologies, Inc.	First lien senior secured loan	9.06%	SOFR (Q)	3.75%		02/2029		7,108.2	7,025.0	7,090.4	(5)(6)
Electron Bidco Inc.	First lien senior secured loan	8.44%	SOFR (M)	3.00%		11/2028		10,454.0	10,385.9	10,470.3	(5)
Empower Payments Investor, LLC (10)	First lien senior secured loan	10.48%	SOFR (S)	5.25%		03/2031		12,325.6	12,081.0	12,079.1	(5)(6)
Ensemble RCM, LLC	First lien senior secured loan	9.07%	SOFR (Q)	3.75%		08/2029		19,418.7	19,401.9	19,455.2
Financiere Mendel	First lien senior secured loan	9.56%	SOFR (Q)	4.25%		11/2030		8,000.0	7,929.4	8,006.0	(3)
Gentiva Health Services, Inc.	First lien senior secured loan	10.57%	SOFR (M)	5.25%		02/2028		5,802.2	5,816.3	5,816.1	(5)
Lifepoint Health Inc	First lien senior secured loan	11.09%	SOFR (Q)	5.50%		11/2028		7,785.6	7,566.4	7,803.6
Mamba Purchaser, Inc.	First lien senior secured loan	8.94%	SOFR (M)	3.50%		10/2028		13,324.9	13,237.3	13,320.9	(5)
	Second lien senior secured loan	11.94%	SOFR (M)	6.50%		10/2029		2,113.0	2,097.5	2,086.6	(5)
									15,334.8	15,407.5
Medline Borrower, LP	First lien senior secured loan	8.33%	SOFR (M)	3.00%		10/2028		14,560.7	14,514.8	14,592.0	(5)
Next Holdco, LLC (10)	First lien senior secured loan	11.32%	SOFR (Q)	6.00%		11/2030		5,786.1	5,704.0	5,699.4	(5)(6)
Nomi Health, Inc.	First lien senior secured loan	13.58%	SOFR (S)	8.25%		07/2028		11,639.2	11,337.1	11,406.4	(5)(6)
	Warrant to purchase shares of Series B preferred stock				07/2023	07/2033	10,142		—	64.2	(6)
									11,337.1	11,470.6
Option Care Health Inc	First lien senior secured loan	8.19%	SOFR (M)	2.75%		10/2028		5,879.8	5,878.5	5,894.5	(3)(5)
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	4.00%		11/2028		0.5	0.5	0.5	(3)(5)(6)
	First lien senior secured loan	12.08%	SOFR (S)	6.75%		11/2028		21,214.9	20,726.3	20,684.5	(3)(5)(6)
									20,726.8	20,685.0
PointClickCare Technologies Inc.	First lien senior secured loan	8.57%	SOFR (Q)	3.00%		12/2027		5,960.1	5,949.7	5,963.9	(3)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Radnet Management, Inc.	First lien senior secured loan	8.57%	SOFR (Q)	3.00%		04/2028		14,165.5	14,165.5	14,163.6	(3)(5)
Select Medical Corporation	First lien senior secured loan	8.33%	SOFR (M)	3.00%		03/2027		10,164.2	10,142.3	10,170.6	(3)
Sharp Midco LLC	First lien senior secured loan	9.41%	SOFR (Q)	4.00%		12/2028		6,473.4	6,473.4	6,461.3	(5)
	First lien senior secured loan	9.81%	SOFR (Q)	4.50%		12/2028		3,350.0	3,304.3	3,347.9	(5)
									9,777.7	9,809.2
Sotera Health Holdings, LLC	First lien senior secured loan	9.08%	SOFR (M)	3.75%		12/2026		2,977.5	2,977.5	2,964.5	(3)(5)
	First lien senior secured loan	8.19%	SOFR (M)	2.75%		12/2026		8,377.1	8,360.6	8,331.7	(3)(5)
									11,338.1	11,296.2
Surgery Center Holdings, Inc.	First lien senior secured loan	8.83%	SOFR (M)	3.50%		12/2030		12,536.2	12,535.2	12,586.7	(3)
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (8)	First lien senior secured revolving loan	12.07%	SOFR (Q)	6.75%		03/2029		396.2	360.9	396.2	(5)(6)
	First lien senior secured loan	12.21%	SOFR (Q)	6.75%		03/2029		10,647.2	10,381.4	10,647.2	(5)(6)
	Class A interests				03/2023		100		100.0	98.8	(6)
									10,842.3	11,142.2
Viant Medical Holdings, Inc.	First lien senior secured loan	9.19%	SOFR (M)	3.75%		07/2025		31,713.3	31,119.5	31,562.6
	Second lien senior secured loan	13.19%	SOFR (M)	7.75%		07/2026		67.1	64.4	65.8
									31,183.9	31,628.4
Waystar Technologies, Inc.	First lien senior secured loan	9.33%	SOFR (M)	4.00%		10/2029		18,349.3	18,327.5	18,376.9
Zelis Cost Management Buyer, Inc.	First lien senior secured loan	8.08%	SOFR (M)	2.75%		09/2029		15,435.9	15,374.6	15,427.3

									417,986.4	420,011.4		17.84%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	9.15%	SOFR (M)	3.75%		05/2030		9,287.6	9,284.9	9,322.4	(6)
	First lien senior secured loan	8.94%	SOFR (M)	3.50%		08/2028		1,280.3	1,270.2	1,284.0	(5)
	First lien senior secured loan	8.58%	SOFR (S)	3.25%		08/2028		1,028.5	1,028.5	1,031.5
									11,583.6	11,637.9
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	11.82%	SOFR (Q)	6.50%		10/2029		775.0	727.8	724.0	(5)(6)
	First lien senior secured loan	12.32% (2.00% PIK)	SOFR (Q)	7.00%		10/2030		29,115.3	28,370.3	28,318.2	(5)(6)
	Series B common units				10/2023		45,351		1,250.0	1,448.9	(6)
									30,348.1	30,491.1
Belfor Holdings, Inc.	First lien senior secured loan	9.08%	SOFR (M)	3.75%		11/2030		15,436.2	15,312.9	15,494.1	(5)(6)
Caesars Entertainment Inc	First lien senior secured loan	8.04%	SOFR (S)	2.75%		02/2031		7,000.0	6,982.9	7,000.0	(3)(5)
	First lien senior secured loan	8.66%	SOFR (Q)	3.25%		02/2030		8,444.0	8,432.8	8,458.1	(3)(5)
									15,415.7	15,458.1
ClubCorp Holdings, Inc.	First lien senior secured loan	10.56%	SOFR (Q)	5.00%		09/2026		9,027.7	8,880.1	9,035.0
Equinox Holdings, Inc.	First lien senior secured loan	13.56% (4.13% PIK)	SOFR (Q)	8.25%		03/2029		41,747.2	40,709.1	40,703.6	(5)(6)
	Second lien senior secured loan	13.50%				06/2027		3,348.2	3,249.4	3,247.8	(6)
									43,958.5	43,951.4
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Eternal Aus Bidco Pty Ltd (10)	First lien senior secured loan	10.64%	BBSY (Q)	6.25%		10/2029		6,416.6	6,351.6	6,416.6	(3)(5)(6)
Excel Fitness Consolidator LLC (10)	First lien senior secured loan	10.85%	SOFR (Q)	5.50%		04/2029		6,633.3	6,485.2	6,633.3	(5)(6)
Fertitta Entertainment, LLC	First lien senior secured loan	9.08%	SOFR (M)	3.75%		01/2029		12,319.3	12,278.1	12,342.5	(5)
Flint OpCo, LLC (10)	First lien senior secured loan	10.56%	SOFR (Q)	5.25%		08/2030		9,271.1	9,075.6	9,271.1	(5)(6)
Gems Menasa (Cayman) Limited	First lien senior secured loan	10.08%	SOFR (Q)	4.75%		07/2026		8,817.4	8,841.0	8,839.5	(3)(5)
GroundWorks, LLC (10)	First lien senior secured loan	8.83%	SOFR (S)	3.50%		03/2031		13,177.7	13,070.5	13,165.5
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (10)	First lien senior secured loan	12.06%	SOFR (Q)	6.75%		04/2030		11,493.6	11,133.9	11,493.6	(5)(6)
	Class A common units				04/2023		100		100.0	89.4	(6)
									11,233.9	11,583.0
Helios Service Partners, LLC and Astra Service Partners, LLC (10)	First lien senior secured revolving loan	11.56%	SOFR (Q)	6.00%		03/2027		0.6	0.6	0.6	(5)(6)(9)
	First lien senior secured loan	11.82%	SOFR (Q)	6.25%		03/2027		8,437.4	8,298.6	8,437.4	(5)(6)
									8,299.2	8,438.0
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (8)	First lien senior secured revolving loan	14.25%	Base Rate (Q)	5.75%		12/2028		79.6	68.9	79.6	(3)(5)(6)
	First lien senior secured loan	12.16%	SOFR (Q)	6.75%		12/2028		4,409.3	4,304.8	4,409.3	(3)(5)(6)
	First lien senior secured loan	11.31%	CDOR (M)	6.00%		12/2028		1,024.4	862.3	1,024.8	(3)(5)(6)
	Class A units				12/2022		50,000		50.0	65.9	(6)
									5,286.0	5,579.6
IRB Holding Corp.	First lien senior secured loan	8.18%	SOFR (M)	2.75%		12/2027		15,303.2	15,233.2	15,299.9	(5)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	10.07%	SOFR (Q)	4.75%		08/2028		5,957.9	5,928.9	5,959.1	(5)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (10)	First lien senior secured loan	12.96%	SOFR (Q)	7.50%		12/2027		16,534.4	16,190.1	16,534.4	(5)(6)
	Limited partnership interests				12/2022		133,000		133.0	175.5	(6)
									16,323.1	16,709.9
Mister Car Wash Holdings, Inc.	First lien senior secured loan	8.48%	SOFR (S)	3.25%		03/2031		10,000.0	10,000.0	10,016.7	(3)
Motion Acquisition Limited	First lien senior secured loan	9.07%	SOFR (Q)	3.50%		11/2029		9,086.5	9,043.5	9,066.0	(3)
Northwinds Holding, Inc. and Northwinds Services Group LLC (10)	First lien senior secured revolving loan	11.83%	SOFR (Q)	6.50%		05/2029		416.7	374.3	416.7	(5)(6)
	First lien senior secured loan	12.16%	SOFR (S)	6.50%		05/2029		11,470.3	11,133.6	11,470.3	(5)(6)
	Common units				05/2023		121,368		166.7	173.6	(6)
									11,674.6	12,060.6
Ontario Gaming GTA LP	First lien senior secured loan	9.56%	SOFR (Q)	4.25%		08/2030		5,486.3	5,477.6	5,502.9	(3)(5)
PestCo Holdings, LLC and PestCo, LLC (10)	First lien senior secured loan	11.46%	SOFR (Q)	6.00%		02/2028		10,458.5	10,173.9	10,458.5	(5)(6)
	Class A units				01/2023		8		100.0	138.3	(6)
									10,273.9	10,596.8
PG Investment Company 59 S.a r.l.	First lien senior secured loan	9.31%	SOFR (S)	4.00%		02/2031		6,000.0	5,985.0	6,007.5	(3)(6)
Radiant Intermediate Holding, LLC	First lien senior secured loan	11.19%	SOFR (Q)	5.75%		11/2026		903.1	885.1	849.0	(5)(6)
Restaurant Brands International Inc.	First lien senior secured loan	7.58%	SOFR (M)	2.25%		09/2030		11,970.0	11,937.5	11,958.0	(3)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	9.57%	SOFR (Q)	4.00%		10/2027		16,319.4	16,291.9	16,299.0	(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Station Casinos LLC	First lien senior secured loan	7.58%	LIBOR (S)	2.25%		03/2031		6,306.3	6,287.6	6,294.1	(3)
TSS Buyer, LLC (10)	First lien senior secured loan	10.95%	SOFR (Q)	5.50%		06/2029		7,113.3	6,892.4	7,113.3	(5)(6)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (10)	First lien senior secured loan	10.86%	SOFR (Q)	5.50%		11/2030		20,123.8	19,624.7	19,332.7	(5)(6)
	Class B common units				11/2023		351		351.0	620.3	(6)
									19,975.7	19,953.0
Whatabrands LLC	First lien senior secured loan	8.69%	SOFR (M)	3.25%		08/2028		9,611.9	9,597.6	9,611.4	(5)
Wrench Group LLC	First lien senior secured loan	9.57%	SOFR (Q)	4.00%		10/2028		5,000.0	4,987.8	5,012.5

									373,215.4	376,646.4		16.00%
Capital Goods
AI Aqua Merger Sub, Inc. (10)	First lien senior secured loan	9.07%	SOFR (M)	3.75%		07/2028		8,982.3	8,967.7	8,992.7	(5)
	First lien senior secured loan	9.58%	SOFR (M)	4.25%		07/2028		6,754.1	6,754.7	6,782.3	(5)
									15,722.4	15,775.0
Airx Climate Solutions, Inc. (10)	First lien senior secured revolving loan	11.57%	SOFR (M)	6.25%		11/2029		540.6	467.8	462.6	(5)(6)
	First lien senior secured loan	11.68%	SOFR (Q)	6.25%		11/2029		23,505.9	22,955.3	22,918.2	(5)(6)
									23,423.1	23,380.8
Artera Services, LLC	First lien senior secured loan	9.81%	SOFR (Q)	4.50%		02/2031		8,254.1	8,201.4	8,278.9
Barentz International B.V.	First lien senior secured loan	9.48%	SOFR (S)	4.25%		03/2031		5,000.0	4,975.0	5,012.5	(3)(6)
BCPE Empire Holdings, Inc.	First lien senior secured loan	9.33%	SOFR (M)	4.00%		12/2028		5,000.0	4,992.7	5,002.2	(5)
Brown Group Holding, LLC	First lien senior secured loan	9.07%	SOFR (Q)	3.75%		07/2029		4,942.2	4,930.5	4,939.8	(5)
	First lien senior secured loan	8.18%	SOFR (M)	2.75%		06/2028		1,983.6	1,981.4	1,981.2	(5)
									6,911.9	6,921.0
Burgess Point Purchaser Corporation	First lien senior secured loan	10.68%	SOFR (M)	5.25%		07/2029		43,450.7	40,977.6	41,343.4	(5)
Chart Industries, Inc.	First lien senior secured loan	8.67%	SOFR (M)	3.25%		03/2030		13,277.4	13,229.6	13,294.0	(3)(5)
Clarios Global LP	First lien senior secured loan	9.08%	SOFR (M)	3.75%		05/2030		7,733.1	7,713.4	7,745.2
CP Atlas Buyer Inc	First lien senior secured loan	9.18%	SOFR (M)	3.75%		11/2027		9,546.2	9,349.9	9,419.2	(5)
CPIG Holdco Inc. (10)	First lien senior secured revolving loan	10.18%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(5)(6)(9)
	First lien senior secured loan	12.43%	SOFR (Q)	7.00%		04/2028		14,925.0	14,560.3	14,925.0	(5)(6)
									14,560.8	14,925.5
Crown Subsea Communications Holding, Inc.	First lien senior secured loan	10.07%	SOFR (S)	4.75%		01/2031		3,847.4	3,814.5	3,866.6	(5)
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc. (8)	First lien senior secured revolving loan					10/2029		—	—	—	(5)(6)(8)
	First lien senior secured loan	11.30%	SOFR (Q)	6.00%		10/2030		22,413.8	21,888.1	22,413.8	(5)(6)
									21,888.1	22,413.8
Dynasty Acquisition Co., Inc.	First lien senior secured loan	9.33%	SOFR (M)	4.00%		08/2028		19,389.0	19,281.9	19,410.9
Gates Global LLC	First lien senior secured loan	7.93%	SOFR (M)	2.50%		03/2027		1.0	1.0	1.0	(3)(5)
Helix Acquisition Holdings, Inc.	First lien senior secured loan	12.40%	SOFR (Q)	7.00%		03/2030		14,188.7	13,822.5	14,188.7	(5)(6)
Husky Injection Molding Systems Ltd.	First lien senior secured loan	8.44%	SOFR (M)	3.00%		03/2025		16,861.5	16,789.2	16,840.4	(3)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	10.48%	SOFR (S)	5.25%		02/2029		15,000.0	14,775.0	15,031.2	(3)
									31,564.2	31,871.6
Kaman Corporation	First lien senior secured loan	8.81%	SOFR (S)	3.50%		03/2031		10,000.0	10,005.0	10,006.3	(5)
Kodiak Building Partners Inc.	First lien senior secured loan	8.98%	SOFR (S)	3.75%		03/2028		6,750.0	6,716.3	6,750.0	(6)
MIWD Holdco II LLC	First lien senior secured loan	8.73%	SOFR (S)	3.50%		03/2031		2,000.0	1,990.0	2,007.5
Pike Corporation	First lien senior secured loan	8.44%	SOFR (M)	3.00%		01/2028		7,535.6	7,535.6	7,556.1
Pro Mach Group, Inc.	First lien senior secured loan	9.08%	SOFR (M)	3.75%		08/2028		3,500.0	3,500.0	3,510.3	(5)
Propulsion (BC) Newco LLC	First lien senior secured loan	9.06%	SOFR (Q)	3.75%		09/2029		3,959.7	3,942.4	3,960.4	(3)(5)
Specialty Building Products Holdings, LLC	First lien senior secured loan	9.18%	SOFR (M)	3.75%		10/2028		5,950.7	5,893.2	5,925.0	(5)
SPX Flow, Inc.	First lien senior secured loan	9.93%	SOFR (M)	4.50%		04/2029		5,500.0	5,506.8	5,518.9	(5)
SRS Distribution Inc.	First lien senior secured loan	8.68%	SOFR (M)	3.25%		06/2028		1,872.9	1,866.5	1,881.6	(5)
Star US Bidco LLC	First lien senior secured loan	9.68%	SOFR (M)	4.25%		03/2027		8,678.7	8,641.8	8,703.1	(5)
TransDigm Inc.	First lien senior secured loan	8.06%	SOFR (Q)	2.75%		02/2030		1,989.9	1,994.7	1,993.3	(3)
	First lien senior secured loan	8.56%	SOFR (S)	3.25%		08/2028		24,004.8	24,004.8	24,080.0	(3)
									25,999.5	26,073.3
WEC US Holdings Ltd.	First lien senior secured loan	9.08%	SOFR (M)	3.75%		01/2031		12,523.8	12,467.4	12,505.6
Wilsonart LLC	First lien senior secured loan	8.65%	SOFR (Q)	3.25%		12/2026		17,156.3	17,024.4	17,166.0	(5)

									351,518.9	354,414.4		15.05%
Financial Services
Bleriot US Bidco Inc.	First lien senior secured loan	9.57%	SOFR (Q)	4.00%		10/2028		4,470.1	4,472.9	4,484.5
Citco Funding LLC	First lien senior secured loan	8.42%	SOFR (Q)	3.25%		04/2028		7,960.0	7,937.4	7,967.5	(5)
Cliffwater LLC (10)	First lien senior secured loan	11.33%	SOFR (M)	6.00%		10/2030		11,029.4	10,821.8	10,808.8	(3)(5)(6)
Corient Holdings, Inc.	Series A preferred stock				05/2023		15,000		15,000.0	17,018.2	(6)
Delta Topco, Inc.	First lien senior secured loan	9.12%	SOFR (Q)	3.75%		12/2027		11,468.3	11,461.6	11,473.7	(5)
Focus Financial Partners, LLC	First lien senior secured loan	8.83%	SOFR (M)	3.50%		06/2028		12,011.4	12,009.0	11,966.4	(5)
	First lien senior secured loan	7.83%	SOFR (M)	2.50%		06/2028		1,984.7	1,984.7	1,975.5	(5)
									13,993.7	13,941.9
GC Waves Holdings, Inc. (10)	First lien senior secured loan	10.68%	SOFR (M)	5.25%		08/2029		808.7	794.5	808.7	(3)(5)(6)
	First lien senior secured loan	11.43%	SOFR (M)	6.00%		08/2029		2,139.3	1,828.9	2,139.3	(3)(5)(6)
									2,623.4	2,948.0
GIP Pilot Acquisition Partners, L.P.	First lien senior secured loan	8.33%	SOFR (Q)	3.00%		10/2030		4,350.0	4,336.7	4,359.8
GTCR F Buyer Corp. and GTCR (D) Investors LP (10)(11)	First lien senior secured loan	11.31%	SOFR (M)	6.00%		09/2030		11,487.5	11,219.5	11,487.5	(5)(6)
	Limited partnership interests				09/2023		74,074		74.7	77.3	(6)
									11,294.2	11,564.8
GTCR W Merger Sub LLC	First lien senior secured loan	8.31%	SOFR (Q)	3.00%		01/2031		17,900.0	17,845.0	17,948.5	(5)
HighTower Holding, LLC	First lien senior secured loan	9.59%	SOFR (Q)	4.00%		04/2028		4,987.2	4,975.0	4,987.2	(3)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
HV Chimera LLC	Private asset-backed investment	8.33%	SOFR (Q)	2.80%		08/2026		2,200.5	2,171.9	2,184.0	(3)(6)
Isthmus Capital LLC	Private asset-backed investment	9.50%				06/2030		1,802.9	1,782.9	1,802.9	(3)(6)
	Private asset-backed investment				06/2023		4		—	16.4	(3)(6)
									1,782.9	1,819.3
KUEHG Corp	First lien senior secured loan	10.30%	SOFR (Q)	5.00%		06/2030		3,491.2	3,482.5	3,496.9	(5)
LBM Acquisition LLC	First lien senior secured loan	9.18%	SOFR (M)	3.75%		12/2027		7,898.2	7,799.2	7,879.5	(5)
Mars Downstop Loan Purchaser Trust	Private asset-backed investment	11.00%					29,990,339		28,711.9	28,437.0	(3)(6)
Midcap Financial Issuer Trust	Senior subordinated loan	6.50%				05/2028		3,053.0	2,693.0	2,816.5	(3)
Monroe Capital Income Plus Corporation	Corporate Bond	9.42%				11/2028		10,000.0	10,000.0	10,475.5	(3)(6)
NEP Group, Inc.	First lien senior secured loan	10.19% (1.50% PIK)	SOFR (M)	4.75%		08/2026		9,636.6	9,361.5	9,148.8
	First lien senior secured loan	10.94%	SOFR (M)	5.50%		08/2026		3,617.8	3,476.0	3,445.9	(5)(6)
									12,837.5	12,594.7
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (10)(11)	First lien senior secured revolving loan	12.09%	SOFR (Q)	6.75%		05/2028		262.1	242.1	262.1	(3)(5)(6)
	First lien senior secured loan	12.18%	SOFR (Q)	6.75%		05/2029		13,747.3	13,372.8	13,747.3	(3)(5)(6)
	First lien senior secured loan	14.25%	Base Rate (Q)	5.75%		05/2029		30.4	29.6	30.4	(3)(5)(6)
	Limited partnership interests				09/2023		87,190		87.2	80.9	(3)(6)
									13,731.7	14,120.7
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (10)	First lien senior secured loan	11.56%	SOFR (Q)	6.25%		08/2029		9,044.0	8,768.2	9,044.0	(3)(5)(6)
	Preferred units				07/2023		1,333,333		1,315.5	1,436.5	(3)(6)
									10,083.7	10,480.5
PCS MidCo, Inc. and PCS Parent, L.P. (10)	First lien senior secured revolving loan	11.08%	SOFR (Q)	5.75%		03/2030		68.2	41.3	40.9	(5)(6)
	First lien senior secured loan	11.09%	SOFR (Q)	5.75%		03/2030		10,588.6	10,351.8	10,346.4	(5)(6)
	Class A units				03/2024		806,000		806.0	806.0	(6)
									11,199.1	11,193.3
Phoenix Guarantor Inc.	First lien senior secured loan	8.58%	SOFR (M)	3.25%		02/2031		2,416.5	2,344.8	2,383.6
Prairie ECI Acquiror LP	First lien senior secured loan	10.08%	SOFR (M)	4.75%		08/2029		10,133.7	10,115.0	10,088.5
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (10)	First lien senior secured loan	10.73%	SOFR (Q)	5.25%		10/2028		2,031.1	1,968.0	1,935.4	(3)(5)(6)
Sunbit Receivables Trust IV (10)	Private asset-backed investment	12.59%	SOFR (M)	7.25%		12/2026		1,106.1	1,081.6	1,092.6	(5)(6)
The Edelman Financial Center, LLC	Second lien senior secured loan	12.19%	SOFR (M)	6.75%		07/2026		33,000.0	32,573.6	33,113.5	(3)
TK Elevator Midco GmbH	First lien senior secured loan	8.79%	SOFR (S)	3.50%		04/2030		7,481.3	7,470.0	7,503.1	(3)(5)

									264,808.1	269,117.5		11.43%
Insurance Services
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (10)	First lien senior secured loan	10.96%	SOFR (Q)	5.50%		11/2029		4,022.4	3,984.1	4,022.4	(5)(6)
	First lien senior secured loan	11.31%	SOFR (Q)	6.00%		11/2029		11.0	10.8	11.0	(5)(6)
									3,994.9	4,033.4
Acrisure, LLC	First lien senior secured loan	9.83%	SOFR (M)	4.50%		11/2030		29,925.0	29,642.6	29,999.8
	First lien senior secured loan	9.69%	LIBOR (M)	4.25%		02/2027		3,045.9	3,049.6	3,049.7	(5)
									32,692.2	33,049.5
Alliant Holdings Intermediate, LLC	First lien senior secured loan	8.83%	SOFR (M)	3.50%		11/2030		2,551.6	2,528.9	2,561.2	(5)
AssuredPartners, Inc	First lien senior secured loan	8.89%	SOFR (M)	3.50%		02/2027		1,228.2	1,231.3	1,229.0	(5)
	First lien senior secured loan	8.83%	SOFR (M)	3.50%		02/2031		4,500.0	4,477.6	4,504.2	(5)
									5,708.9	5,733.2
Asurion, LLC	First lien senior secured loan	8.69%	SOFR (M)	3.25%		07/2027		1,428.6	1,376.8	1,370.2
	First lien senior secured loan	8.69%	SOFR (M)	3.25%		12/2026		12,163.9	11,961.1	11,898.9
									13,337.9	13,269.1
Broadstreet Partners, Inc.	First lien senior secured loan	9.08%	SOFR (M)	3.75%		01/2029		13,603.7	13,548.8	13,630.9
Cross Financial Corp.	First lien senior secured loan	8.83%	SOFR (M)	3.50%		09/2027		5,116.7	5,106.3	5,110.3	(5)
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (10)(11)	First lien senior secured loan	10.83%	SOFR (Q)	5.50%		12/2030		28,937.9	28,159.8	28,127.1	(3)(5)(6)
	Limited partnership interests				03/2024		3,417,348		3,417.3	3,417.3	(3)(6)
									31,577.1	31,544.4
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (10)	First lien senior secured loan	10.27%	CDOR (S)	5.25%		03/2031		13,428.2	13,192.2	13,293.9	(3)(5)(6)
HIG Finance 2 Limited	First lien senior secured loan	9.33%	SOFR (M)	4.00%		04/2030		11,226.5	11,194.0	11,261.6	(3)(5)
Higginbotham Insurance Agency, Inc. (10)	First lien senior secured loan	10.93%	SOFR (M)	5.50%		11/2028		2,579.9	2,568.5	2,579.9	(5)(6)
Hub International Limited	First lien senior secured loan	8.57%	SOFR (Q)	3.25%		06/2030		9,314.6	9,306.1	9,316.3	(5)
Hyperion Refinance S.a r.l.	First lien senior secured loan	8.83%	SOFR (M)	3.50%		02/2031		12,425.0	12,363.7	12,426.1	(3)(5)
Keystone Agency Partners LLC (10)	First lien senior secured loan	10.95%	SOFR (Q)	5.50%		05/2027		10,664.2	10,467.8	10,557.6	(5)(6)
NFP Corp.	First lien senior secured loan	8.69%	SOFR (M)	3.25%		02/2027		8,252.7	8,164.3	8,254.8
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (10)	First lien senior secured loan	11.07%	SOFR (M)	5.75%		11/2029		9,196.4	9,024.7	9,012.5	(5)(6)
	Class A2 units				11/2023		102,501		2,050.0	2,050.0	(6)
									11,074.7	11,062.5
OneDigital Borrower LLC	First lien senior secured loan	9.68%	SOFR (M)	4.25%		11/2027		6,048.5	6,017.0	6,040.9	(5)
Sedgwick Claims Management Services, Inc.	First lien senior secured loan	9.08%	SOFR (M)	3.75%		02/2028		14,605.0	14,580.7	14,627.3
Truist Insurance Holdings, LLC	First lien senior secured loan	8.58%	SOFR (S)	3.25%		03/2031		15,400.0	15,361.5	15,374.3
USI, Inc.	First lien senior secured loan	8.30%	SOFR (Q)	3.00%		11/2029		8,449.1	8,439.6	8,447.9
	First lien senior secured loan	8.55%	SOFR (Q)	3.25%		09/2030		13,553.5	13,532.6	13,557.7
									21,972.2	22,005.6

									244,757.7	245,732.8		10.44%
Media and Entertainment
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
22 HoldCo Limited (10)	Senior subordinated loan	12.96% PIK	SONIA (S)	7.50%		08/2033		15,462.9	14,974.1	14,840.7	(3)(5)(6)
3 Step Sports LLC and 3 Step Holdings, LLC (10)	First lien senior secured revolving loan	13.47%	SOFR (Q)	8.00%		10/2028		526.3	450.5	421.1	(5)(6)
	First lien senior secured loan	13.46% (1.50% PIK)	SOFR (Q)	8.00%		10/2029		16,436.9	15,472.0	15,041.1	(5)(6)
	Series D preferred units				10/2023		267,369		4,400.0	4,400.0	(6)
									20,322.5	19,862.2
AVSC Holding Corp.	First lien senior secured loan	8.93% (0.48% PIK)	SOFR (M)	3.50%		03/2025		5,848.5	5,723.8	5,852.5	(5)
	First lien senior secured loan	10.93% (1.61% PIK)	SOFR (M)	5.50%		10/2026		7,327.0	7,207.9	7,339.2	(5)
									12,931.7	13,191.7
Broadcast Music, Inc. (10)	First lien senior secured loan	11.07%	SOFR (Q)	5.75%		02/2030		29,615.4	28,892.9	28,875.0	(5)(6)
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		5,295.9	5,558.4	(3)(6)
Creative Artists Agency, LLC	First lien senior secured loan	8.83%	SOFR (S)	3.50%		11/2028		17,116.1	17,102.9	17,135.1
League One Volleyball, Inc.	Series B preferred stock				07/2023		194		1.0	1.2	(6)
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	10,625.0	(3)(6)
NASCAR Holdings, LLC	First lien senior secured loan	7.94%	SOFR (M)	2.50%		10/2026		854.3	856.1	857.0
Orange Barrel Media, LLC/IKE Smart City, LLC (10)	Private asset-backed investment	11.08%	SOFR (M)	5.75%		03/2027		2,852.0	2,817.3	2,816.4	(5)(6)
Quartz Holding Company	First lien senior secured loan	9.05%	SOFR (S)	3.75%		04/2026		6,000.0	5,975.0	5,981.4	(5)
StubHub Holdco Sub, LLC	First lien senior secured loan	10.08%	SOFR (Q)	4.75%		03/2030		5,750.0	5,692.7	5,747.6
United Talent Agency, LLC	First lien senior secured loan	9.44%	SOFR (M)	4.00%		07/2028		9,402.3	9,365.9	9,402.3	(5)
Univision Communications Inc.	First lien senior secured loan	8.66%	SOFR (Q)	3.25%		06/2027		2,832.6	2,832.6	2,809.0
	First lien senior secured loan	8.69%	SOFR (M)	3.25%		03/2026		2,400.2	2,406.2	2,401.9	(5)
									5,238.8	5,210.9
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	8.19%	SOFR (M)	2.75%		05/2025		24,841.7	24,822.7	24,806.1	(3)
Zuffa Guarantor LLC	First lien senior secured loan	8.34%	SOFR (Q)	2.75%		04/2026		10,914.3	10,908.8	10,928.0	(3)(5)

									175,198.3	175,839.0		7.47%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	7.94%	SOFR (M)	2.50%		02/2028		17,129.0	17,095.2	17,142.8	(5)
AMCP Clean Acquisition Company, LLC	First lien senior secured loan	10.33%	SOFR (S)	5.00%		06/2028		5,475.4	5,393.8	5,393.3	(5)(6)
American Auto Auction Group, LLC	First lien senior secured loan	10.46%	SOFR (Q)	5.00%		12/2027		997.4	990.3	988.7	(5)
Corporation Service Company	First lien senior secured loan	8.08%	SOFR (M)	2.75%		11/2029		6,334.1	6,335.9	6,342.0	(5)
Dun & Bradstreet Corporation	First lien senior secured loan	8.08%	SOFR (M)	2.75%		01/2029		12,319.1	12,312.4	12,313.3	(3)
Eagle Parent Corp.	First lien senior secured loan	9.55%	SOFR (Q)	4.25%		04/2029		2,670.0	2,619.0	2,644.4	(5)
FlyWheel Acquireco, Inc. (10)	First lien senior secured revolving loan	11.83%	SOFR (M)	6.50%		05/2028		1,071.4	1,031.8	1,071.4	(5)(6)
	First lien senior secured loan	11.83%	SOFR (M)	6.50%		05/2030		13,325.9	12,976.9	13,325.9	(5)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									14,008.7	14,397.3
HP RSS Buyer, Inc. (10)	First lien senior secured loan	10.32%	SOFR (Q)	5.00%		12/2029		9,525.0	9,352.4	9,323.8	(5)(6)
Kings Buyer, LLC (10)	First lien senior secured revolving loan	14.00%	Base Rate (Q)	5.50%		10/2027		152.9	132.9	152.9	(5)(6)
	First lien senior secured loan	11.80%	SOFR (Q)	6.50%		10/2027		18,378.4	18,132.8	18,378.4	(5)(6)
									18,265.7	18,531.3
LABL, Inc.	First lien senior secured loan	10.43%	SOFR (M)	5.00%		10/2028		4,266.5	4,147.0	4,172.9	(5)
Lightbeam Bidco, Inc. (10)	First lien senior secured revolving loan	11.56%	SOFR (Q)	6.25%		05/2029		0.1	0.1	0.1	(5)(6)(9)
	First lien senior secured loan	11.56%	SOFR (Q)	6.25%		05/2030		14,962.5	14,719.3	14,962.5	(5)(6)
	First lien senior secured loan	10.83%	SOFR (Q)	5.50%		05/2030		2,327.0	2,302.4	2,327.0	(5)(6)
									17,021.8	17,289.6
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (10)	First lien senior secured revolving loan	11.81%	SOFR (Q)	6.50%		05/2028		108.2	97.8	108.2	(5)(6)
	First lien senior secured loan	11.81%	SOFR (Q)	6.50%		05/2028		3,760.3	3,664.9	3,760.3	(5)(6)
									3,762.7	3,868.5
North Haven Stack Buyer, LLC (10)	First lien senior secured loan	10.72%	SOFR (M)	5.25%		07/2027		13.9	13.6	13.9	(5)(6)
Omnia Partners, LLC	First lien senior secured loan	9.57%	SOFR (Q)	4.25%		07/2030		4,987.5	4,942.3	5,006.2
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (10)	First lien senior secured revolving loan	10.83%	SOFR (Q)	5.50%		08/2029		0.5	0.5	0.5	(5)(6)
	First lien senior secured loan	13.33% (4.00% PIK)	SOFR (Q)	8.00%		08/2029		20,218.6	19,353.3	20,218.6	(5)(6)
	First lien senior secured loan	13.32% (4.00% PIK)	SOFR (Q)	8.00%		08/2029		4,700.0	4,484.9	4,700.0	(5)(6)
	Warrant to purchase Class A common units				08/2023	08/2036	27,048		449.6	1,284.4	(6)
									24,288.3	26,203.5
Saturn Purchaser Corp.	First lien senior secured loan	10.78%	SOFR (Q)	5.50%		07/2029		8,026.0	7,990.5	8,026.0	(5)(6)
Summer (BC) Bidco B LLC	First lien senior secured loan	10.11%	SOFR (Q)	4.50%		12/2026		1,017.2	1,017.2	1,011.3	(3)(5)
	First lien senior secured loan	10.57%	SOFR (Q)	5.00%		02/2029		5,992.1	5,942.3	5,962.1	(3)
									6,959.5	6,973.4
Tempo Acquisition, LLC	First lien senior secured loan	8.08%	SOFR (M)	2.75%		08/2028		4,974.9	4,974.0	4,987.4	(3)(5)
Teneo Holdings LLC	First lien senior secured loan	10.08%	SOFR (M)	4.75%		03/2031		4,697.9	4,647.9	4,704.7	(5)
UP Intermediate II LLC and UPBW Blocker LLC (10)	First lien senior secured loan	10.58%	SOFR (S)	5.25%		03/2031		2,533.0	2,470.2	2,469.7	(5)(6)
	Common units				03/2024		31,790		3,179.0	3,179.0	(6)
									5,649.2	5,648.7

									170,770.2	173,971.7		7.39%
Pharmaceuticals, Biotechnology and Life Sciences
ADMA Biologics Inc. (10)	First lien senior secured revolving loan	9.08%	SOFR (Q)	3.75%		12/2027		1.0	1.0	1.0	(3)(5)(6)
	First lien senior secured loan	11.83%	SOFR (Q)	6.50%		12/2027		4,308.0	4,208.1	4,254.2	(3)(5)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									4,209.1	4,255.2
Alcami Corporation (10)	First lien senior secured loan	12.49%	SOFR (Q)	7.00%		12/2028		4,367.1	4,178.1	4,367.1	(5)(6)
Bamboo US BidCo LLC (10)	First lien senior secured revolving loan					10/2029		—	—	—	(5)(6)(8)
	First lien senior secured loan	10.66% (3.38% PIK)	Euribor (Q)	6.75%		09/2030		8,515.2	8,186.9	8,430.0	(5)(6)
	First lien senior secured loan	12.06% (3.38% PIK)	SOFR (Q)	6.75%		09/2030		12,904.0	12,525.2	12,757.4	(5)(6)
									20,712.1	21,187.4
Cambrex Corporation	First lien senior secured loan	8.93%	SOFR (M)	3.50%		12/2026		9,013.0	8,977.3	8,765.1	(5)
Catalent Pharma Solutions, Inc.	First lien senior secured loan	8.33%	SOFR (M)	3.00%		02/2028		8,000.0	7,944.0	8,010.0	(3)(5)(6)
Curia Global, Inc.	First lien senior secured loan	9.16%	SOFR (Q)	3.75%		08/2026		8,733.5	8,223.8	8,295.4	(5)
Curium BidCo S.a r.l.	First lien senior secured loan	9.81%	SOFR (Q)	4.50%		07/2029		8,901.1	8,891.8	8,934.5	(3)(6)
Da Vinci Purchaser Corp.	First lien senior secured loan	9.44%	SOFR (M)	4.00%		01/2027		8,907.1	8,814.0	8,905.0	(5)
Maravai Intermediate Holdings, LLC	First lien senior secured loan	8.31%	SOFR (Q)	3.00%		10/2027		4,656.6	4,591.6	4,569.3	(3)(5)
Packaging Coordinators Midco, Inc.	First lien senior secured loan	9.07%	SOFR (Q)	3.50%		11/2027		15,796.8	15,742.3	15,818.7	(5)
Precision Medicine Group, LLC	First lien senior secured loan	8.40%	SOFR (Q)	3.00%		11/2027		8,659.6	8,556.1	8,544.2	(5)
Solar Bidco Limited (10)	First lien senior secured loan	9.65%	Euribor (Q)	5.75%		11/2029		660.6	585.2	650.2	(3)(5)(6)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (10)	First lien senior secured loan	11.54%	SOFR (Q)	6.25%		11/2030		4,447.7	4,342.5	4,336.5	(5)(6)
	Limited partnership interest				11/2023		731,000		731.6	731.0	(6)
									5,074.1	5,067.5

									106,499.5	107,369.6		4.56%
Automobiles and Components
Collision SP Subco, LLC (10)	First lien senior secured revolving loan	10.82%	SOFR (S)	5.50%		01/2030		52.9	45.9	45.7	(5)(6)
	First lien senior secured loan	10.82%	SOFR (Q)	5.50%		01/2030		3,667.6	3,578.1	3,574.5	(5)(6)
									3,624.0	3,620.2
First Brands Group, LLC	First lien senior secured loan	10.57%	SOFR (Q)	5.00%		03/2027		10,765.2	10,609.8	10,762.1	(5)
New ChurcHill HoldCo LLC and Victory Topco, LP (10)	First lien senior secured loan	10.81%	SOFR (Q)	5.50%		11/2029		14,186.6	13,803.7	13,585.4	(5)(6)
	Class A-2 common units				11/2023		23,290		2,329.0	2,980.9	(6)
									16,132.7	16,566.3
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC (10)	First lien senior secured revolving loan	11.06%	SOFR (Q)	5.75%		02/2030		125.5	42.7	50.2	(5)(6)
	First lien senior secured loan	11.06%	SOFR (Q)	5.75%		02/2031		34,832.6	34,063.6	34,136.0	(5)(6)
	Class A common units				02/2024		1,071.5		2,636.0	2,636.0	(6)
									36,742.3	36,822.2
Wand Newco 3, Inc.	First lien senior secured loan	9.08%	SOFR (M)	3.75%		01/2031		29,691.3	29,618.7	29,760.8

									96,727.5	97,531.6		4.14%
Retailing and Distribution
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BradyIFS Holdings, LLC (10)	First lien senior secured loan	11.31%	SOFR (Q)	6.00%		10/2029		30,008.5	29,432.9	29,359.7	(5)(6)
CNT Holdings I Corp	First lien senior secured loan	8.82%	SOFR (Q)	3.50%		11/2027		20,893.1	20,801.8	20,919.2	(5)
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (10)	First lien senior secured revolving loan	9.82%	SOFR (Q)	4.50%		11/2029		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	11.32%	SOFR (S)	6.00%		11/2029		3,094.9	3,036.9	3,033.0	(5)(6)
	Limited partnership interest	8.00% PIK			11/2023		3,544,000		3,544.0	3,544.0	(6)
									6,581.5	6,577.6
LS Group Opco Acquisition LLC	First lien senior secured loan	8.68%	SOFR (M)	3.25%		11/2027		9,549.0	9,525.5	9,546.0	(5)
SCIH Salt Holdings Inc.	First lien senior secured loan	9.44%	SOFR (M)	4.00%		03/2027		18,957.2	18,891.0	18,984.1	(5)

									85,232.7	85,386.6		3.63%
Food and Beverage
8th Avenue Food & Provisions, Inc.	First lien senior secured loan	9.19%	SOFR (M)	3.75%		10/2025		4,986.8	4,884.7	4,890.5
Chobani, LLC	First lien senior secured loan	9.08%	SOFR (M)	3.75%		10/2027		6,483.8	6,453.6	6,516.2
	First lien senior secured loan	8.94%	SOFR (M)	3.50%		10/2027		6,362.7	6,360.6	6,373.3	(5)
									12,814.2	12,889.5
Demakes Borrower, LLC (10)	First lien senior secured loan	11.57%	SOFR (S)	6.25%		12/2029		11,678.0	11,399.9	11,386.1	(5)(6)
Max US Bidco Inc.	First lien senior secured loan	10.31%	SOFR (Q)	5.00%		10/2030		25,000.0	23,055.8	22,839.3
Saratoga Food Specialties LLC	First lien senior secured loan	9.07%	SOFR (S)	3.75%		02/2029		2,260.0	2,248.7	2,255.8	(3)
Sigma Holdco BV	First lien senior secured loan	10.29%	SOFR (S)	4.75%		01/2028		2,025.4	1,995.0	2,013.0	(3)
Sugar PPC Buyer LLC	First lien senior secured loan	11.32%	SOFR (M)	6.00%		10/2030		25,000.0	24,529.2	24,437.5	(5)(6)

									80,927.5	80,711.7		3.43%
Investment Funds and Vehicles
ABPCI 2019-5A	Collaterized loan obligation	11.04%	SOFR (Q)	5.75%		01/2036		1,100.0	1,100.0	1,103.1	(3)(6)
AUDAX 2024-9	Collaterized loan obligation	10.50%	SOFR (Q)	5.20%		04/2036		2,000.0	2,000.0	2,004.6	(3)(6)
BALLY 2023-24	Collaterized loan obligation	10.36%	SOFR (Q)	5.05%		07/2036		1,500.0	1,500.0	1,543.8	(3)(6)
BCC 2023-3	Collaterized loan obligation	10.57%	SOFR (Q)	5.25%		07/2036		1,500.0	1,500.0	1,534.8	(3)(6)
BROOKP 2024-1	Collaterized loan obligation	11.83%	SOFR (Q)	6.50%		04/2037		1,000.0	1,000.0	1,005.2	(3)(6)
BSP 2024-34	Collaterized loan obligation	12.01%	SOFR (Q)	6.70%		07/2037		1,250.0	1,250.0	1,256.5	(3)(6)
BTCP 2023-1	Collaterized loan obligation	12.27%	SOFR (M)	6.50%		09/2030		6,100.0	6,105.7	6,100.0	(3)(6)
CGMS 2023-1	Collaterized loan obligation	10.42%	SOFR (Q)	5.10%		07/2035		1,250.0	1,250.0	1,282.7	(3)(6)
CGMS 2023-2	Collaterized loan obligation	10.32%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,052.2	(3)(6)
CGMS 2024-2	Collaterized loan obligation	12.17%	SOFR (Q)	6.85%		04/2037		1,500.0	1,500.0	1,500.0	(3)(6)
CIFC 2022-5	Collaterized loan obligation	9.22%	SOFR (Q)	3.90%		01/2037		6,000.0	6,000.0	6,006.5	(3)(6)
CIFC 2024-2A	Collaterized loan obligation	11.71%	SOFR (Q)	6.40%		04/2037		2,000.0	2,000.0	2,010.4	(3)(6)
Constellation Wealth Capital Fund, L.P. (11)	Limited partner interests				01/2024		1,605,502		1,611.8	1,605.5	(3)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interest				03/2024		6,653,000		6,673.6	6,653.0	(3)(6)
ELM27 2024-3	Collaterized loan obligation	11.56%	SOFR (Q)	6.25%		04/2037		2,000.0	2,000.0	2,010.4	(3)(6)
ELMW1 2019-1	Collaterized loan obligation	9.06%	SOFR (Q)	3.75%		04/2037		6,000.0	6,000.0	6,012.4	(3)(6)
GOCAP 2024-71	Collaterized loan obligation	10.42%	SOFR (Q)	5.10%		02/2037		4,500.0	4,500.0	4,512.1	(3)(6)
JNPPK 2023-1	Collaterized loan obligation	10.02%	SOFR (Q)	4.70%		07/2035		2,000.0	2,000.0	2,009.7	(3)(6)
KKR 48	Collaterized loan obligation	9.66%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	2,007.9	(3)(6)
MAGNE 2019-24	Collaterized loan obligation	11.71%	SOFR (Q)	6.40%		04/2035		500.0	500.1	494.0	(3)(6)
MAGNE 2023-36	Collaterized loan obligation	10.22%	SOFR (Q)	4.90%		04/2036		1,750.0	1,750.0	1,765.1	(3)(6)
MDPK 2024-67	Collaterized loan obligation	12.09%	SOFR (Q)	6.80%		04/2037		2,500.0	2,500.0	2,512.9	(3)(6)
OAKC 2022-12	Collaterized loan obligation	10.32%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,028.2	(3)(6)
OAKC 2023-15	Collaterized loan obligation	10.32%	SOFR (Q)	5.00%		04/2035		2,000.0	2,000.0	2,039.3	(3)(6)
OAKC 2023-16	Collaterized loan obligation	9.36%	SOFR (Q)	4.00%		10/2036		2,000.0	2,000.0	2,008.8	(3)(6)
TCIFC 2023-2	Collaterized loan obligation	10.62%	SOFR (Q)	5.30%		07/2035		2,500.0	2,500.0	2,514.0	(3)(6)
THPT 2023-THL	Commercial mortgage-backed security	10.40%	SOFR (M)	5.00%		12/2034		5,000.0	4,987.7	5,042.5	(3)(6)
VOYA 2022-3	Collaterized loan obligation	9.82%	SOFR (Q)	4.50%		10/2036		2,000.0	2,000.0	2,015.3	(3)(6)

									72,228.9	72,630.9		3.08%
Materials
Charter Next Generation, Inc.	First lien senior secured loan	8.83%	SOFR (M)	3.50%		12/2027		11,171.6	11,137.5	11,188.2	(5)
Derby Buyer LLC	First lien senior secured loan	9.58%	SOFR (M)	4.25%		11/2030		8,445.0	8,361.1	8,489.8	(5)
Meyer Laboratory, LLC and Meyer Parent, LLC (10)	First lien senior secured loan	10.83%	SOFR (M)	5.50%		02/2030		9,972.1	9,775.5	9,772.6	(5)(6)
	Common units				02/2024		169,000		169.0	169.2	(6)
									9,944.5	9,941.8
Pregis TopCo LLC	First lien senior secured loan	9.08%	SOFR (M)	3.75%		07/2026		16,139.3	16,123.9	16,153.6
ProAmpac PG Borrower LLC	First lien senior secured loan	11.50%	Base Rate (S)	3.00%		09/2028		550.0	550.0	551.0
Touchdown Acquirer Inc. (10)	First lien senior secured loan	9.31%	SOFR (S)	4.00%		02/2031		4,101.8	4,085.6	4,112.1	(3)
Trident TPI Holdings, Inc.	First lien senior secured loan	9.81%	SOFR (Q)	4.50%		09/2028		15,112.5	14,920.5	15,114.5	(5)
	First lien senior secured loan	10.56%	SOFR (Q)	5.25%		09/2028		995.0	976.0	996.7	(5)
									15,896.5	16,111.2
Vobev, LLC and Vobev Holdings, LLC (10)	First lien senior secured revolving loan	10.43%	SOFR (S)	5.00%		04/2028		0.8	0.7	0.7	(5)(6)
	First lien senior secured loan	13.18% (4.00% PIK)	SOFR (Q)	7.75%		04/2028		5,146.7	5,000.9	4,168.8	(5)(6)
	First lien senior secured loan	12.41% (4.00% PIK)	SOFR (Q)	7.00%		04/2028		979.7	964.5	793.5	(5)(6)
									5,966.1	4,963.0

									72,065.2	71,510.7		3.04%
Technology Hardware and Equipment
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Coherent Corp.	First lien senior secured loan	7.83%	SOFR (M)	2.50%		07/2029		2,000.0	2,000.0	2,000.0	(3)(5)(6)
Cotiviti Holdings, Inc.	First lien senior secured loan	7.63%				02/2031		5,000.0	5,000.0	5,006.3
	First lien senior secured loan	8.73%	SOFR (S)	3.50%		02/2031		10,000.0	9,950.0	9,975.0
									14,950.0	14,981.3
Emerald Debt Merger Sub LLC	First lien senior secured loan	7.79%	SOFR (Q)	2.50%		05/2030		19,432.5	19,409.8	19,413.0
Mirion Technologies (US Holdings), Inc.	First lien senior secured loan	8.31%	SOFR (Q)	2.75%		10/2028		3,149.7	3,151.8	3,153.7	(3)(5)
TGG TS Acquisition Company	First lien senior secured loan	11.94%	SOFR (M)	6.50%		12/2025		2,942.9	2,940.8	2,915.9

									42,452.4	42,463.9		1.80%
Telecommunication Services
Iridium Satellite LLC	First lien senior secured loan	7.83%	SOFR (M)	2.50%		09/2030		7,551.6	7,542.5	7,543.8	(3)(5)
Switch Master Holdco LLC	First lien senior secured loan	8.33%	SOFR (M)	3.00%		12/2024		16,202.6	15,826.3	15,829.8	(6)
Zayo Group Holdings, Inc.	First lien senior secured loan	8.44%	SOFR (M)	3.00%		03/2027		9,250.0	7,988.5	8,095.5

									31,357.3	31,469.1		1.34%
Education
Fugue Finance LLC	First lien senior secured loan	9.34%	SOFR (Q)	4.00%		01/2028		4,962.4	4,941.3	4,968.6	(3)(5)
	First lien senior secured loan	9.07%	SOFR (S)	3.75%		02/2031		3,000.0	2,992.6	3,004.7	(3)(5)
									7,933.9	7,973.3
Simon & Schuster, Inc.	First lien senior secured loan	9.32%	SOFR (Q)	4.00%		10/2030		15,971.4	15,916.3	16,019.3
University Support Services LLC	First lien senior secured loan	8.43%	SOFR (M)	3.00%		02/2029		3,969.5	3,951.4	3,958.6	(3)(5)

									27,801.6	27,951.2		1.19%
Power Generation
Calpine Corp	First lien senior secured loan	7.33%	SOFR (M)	2.00%		01/2031		5,697.2	5,673.1	5,662.2
Discovery Energy Corp.	First lien senior secured loan	9.98%	SOFR (S)	4.75%		01/2031		4,000.0	3,880.0	4,003.3	(3)
NRG Energy Inc	First lien senior secured loan	7.23%	SOFR (S)	2.00%		03/2031		8,000.0	7,980.0	7,985.0	(3)
Terraform Power Operating, LLC	First lien senior secured loan	7.90%	SOFR (Q)	2.50%		05/2029		8,301.3	8,254.8	8,239.0	(5)

									25,787.9	25,889.5		1.10%
Energy
Freeport LNG investments, LLLP	First lien senior secured loan	8.58%	SOFR (Q)	3.00%		11/2026		1,383.0	1,372.6	1,366.7
HighPeak Energy, Inc.	First lien senior secured loan	12.95%	SOFR (Q)	7.50%		09/2026		24,375.0	23,875.7	24,375.0	(3)(5)(6)

									25,248.3	25,741.7		1.09%
Consumer Durables and Apparel
Lakeshore Learning Materials, LLC	First lien senior secured loan	8.94%	SOFR (M)	3.50%		09/2028		10,240.8	10,143.9	10,235.7	(5)
Recess Holdings, Inc.	First lien senior secured loan	9.84%	SOFR (Q)	4.50%		02/2030		15,311.8	15,273.2	15,359.7	(5)

									25,417.1	25,595.4		1.09%
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Consumer Staples Distribution and Retail
BR PJK Produce, LLC (10)	First lien senior secured loan	11.46%	SOFR (Q)	6.00%		11/2027		932.7	894.6	871.8	(5)(6)
City Line Distributors LLC and City Line Investments LLC (10)	First lien senior secured loan	11.42%	SOFR (Q)	6.00%		08/2028		2,788.1	2,726.1	2,788.1	(5)(6)
	Class A units	8.00% PIK			08/2023		120,151		124.2	140.0	(6)
									2,850.3	2,928.1
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (8)	First lien senior secured revolving loan					05/2029		—	—	—	(5)(6)(8)
	First lien senior secured loan	11.67%	SOFR (M)	6.25%		05/2029		9,402.6	9,163.8	9,402.6	(5)(6)
	Class B limited liability company interest				05/2023		0.18%		100.0	95.7	(6)
									9,263.8	9,498.3
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (8)(9)	First lien senior secured revolving loan					01/2029		—	—	—	(5)(6)(8)
	First lien senior secured loan	11.56%	SOFR (Q)	6.25%		01/2029		7,752.5	7,561.8	7,673.0	(5)(6)
	Common units				01/2023		50,000		50.3	43.4	(6)
									7,612.1	7,716.4

									20,620.8	21,014.6		0.89%
Household and Personal Products
Silk Holdings III Corp. and Silk Holdings I Corp. (10)	First lien senior secured revolving loan	11.31%	SOFR (Q)	6.00%		05/2029		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	13.06%	SOFR (Q)	7.75%		05/2029		14,886.5	14,508.4	14,886.5	(5)(6)
	Common stock				05/2023		100		100.0	245.2	(6)
									14,609.0	15,132.3

									14,609.0	15,132.3		0.64%
Real Estate Management and Development
Pallas Funding Trust No.2 (10)	Private asset-backed investment	2.75%				02/2027		2,646.4	2,622.3	2,631.3	(3)(6)
	Private asset-backed investment	6.50%				02/2027		1,832.7	1,815.6	1,821.8	(3)(6)
	Private asset-backed investment	7.85%				02/2027		997.7	988.1	991.5	(3)(6)
									5,426.0	5,444.6

									5,426.0	5,444.6		0.23%
Transportation
First Student Bidco Inc.	First lien senior secured loan	8.40%	SOFR (Q)	3.00%		07/2028		3,151.7	3,082.4	3,145.1	(5)

									3,082.4	3,145.1		0.13%
Equity Real Estate Investment Trusts (REITs)
Iron Mountain Information Management, LLC	First lien senior secured loan	7.58%	SOFR (M)	2.25%		01/2031		2,493.8	2,475.7	2,470.9	(3)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									2,475.7	2,470.9		0.10%
Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc.	First lien senior secured loan	9.19%	SOFR (M)	3.75%		08/2025		2,461.5	2,452.9	2,463.1	(3)

									2,452.9	2,463.1		0.10%

Total Investments									$3,435,383.7	$3,462,766.6	(7)(12)	147.07%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$14,878		£12,035	Wells Fargo Bank, N.A.	08/21/2026	$—
Foreign currency forward contract	$14,602	CAD	19,573	Wells Fargo Bank, N.A.	11/16/2026	—
Foreign currency forward contract	$8,807		€8,053	Wells Fargo Bank, N.A.	04/26/2024	—
Foreign currency forward contract	$6,165	AUD	9,518	Wells Fargo Bank, N.A.	11/17/2026	—
Foreign currency forward contract	$5,015		£3,989	Wells Fargo Bank, N.A.	03/31/2026	—
Foreign currency forward contract	$4,812	AUD	7,290	Wells Fargo Bank, N.A.	10/18/2024	—
Foreign currency forward contract	$1,255	AUD	1,897	Wells Fargo Bank, N.A.	02/18/2026	—
Foreign currency forward contract	$833		€736	Wells Fargo Bank, N.A.	03/30/2027	—
Foreign currency forward contract	$583		£480	Wells Fargo Bank, N.A.	03/31/2025	—
Foreign currency forward contract	$465		€424	Wells Fargo Bank, N.A.	03/26/2025	—
Foreign currency forward contract	$380		€341	Wells Fargo Bank, N.A.	03/26/2026	—
Total						$—
________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of March 31, 2024 represented 147% of the Fund’s net assets or 94% of the Fund’s total assets, may be subject to legal restrictions on sales.

(2)Investments without an interest rate are non-income producing.

(3)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 26% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of March 31, 2024.

(4)Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”), or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented.

(5)Loan includes interest rate floor feature.

(6)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Fund’s investments.

(7)As of March 31, 2024, the estimated net unrealized gain for federal tax purposes was $27.5 million based on a tax cost basis of $3.4 billion. As of March 31, 2024, the estimated aggregate gross unrealized gain for federal income tax purposes was $35.1 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $7.6 million.

(8)As of March 31, 2024, no amounts were funded by the Fund under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(9)As of March 31, 2024, in addition to the amounts funded by the Fund under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(10)As of March 31, 2024, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents
See accompanying notes to consolidated financial statements.

governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
22 HoldCo Limited	$4,179.1	$—	$4,179.1	$—	$—	$4,179.1
3 Step Sports LLC and 3 Step Holdings, LLC	13,584.9	(526.3)	13,058.6	—	—	13,058.6
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	396.3	—	396.3	—	—	396.3
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
ADMA Biologics Inc.	1.0	(1.0)	—	—	—	—
AI Aqua Merger Sub, Inc.	772.3	—	772.3	—	—	772.3
Airx Climate Solutions, Inc.	11,435.2	(540.6)	10,894.6	—	—	10,894.6
Alcami Corporation	547.9	—	547.9	—	—	547.9
Amerivet Partners Management, Inc. and AVE Holdings LP	3,393.9	(0.1)	3,393.8	—	—	3,393.8
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	4,808.0	(775.0)	4,033.0	—	—	4,033.0
Aptean, Inc. and Aptean Acquiror Inc.	10,026.0	—	10,026.0	—	—	10,026.0
Artivion, Inc.	18,115.7	(1,983.0)	16,132.7	—	—	16,132.7
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	—	3,440.4	—	—	3,440.4
Bamboo US BidCo LLC	4,378.6	(0.7)	4,377.9	—	—	4,377.9
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
BR PJK Produce, LLC	1,774.1	—	1,774.1	—	—	1,774.1
BradyIFS Holdings, LLC	4,916.3	—	4,916.3	—	—	4,916.3
Broadcast Music, Inc.	5,384.6	—	5,384.6	—	—	5,384.6
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Cliffwater LLC	1,470.6	(0.1)	1,470.5	—	—	1,470.5
Collision SP Subco, LLC	2,328.7	(52.9)	2,275.8	—	—	2,275.8
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc.	2,586.2	(536.1)	2,050.1	—	—	2,050.1
Demakes Borrower, LLC	3,292.7	—	3,292.7	—	—	3,292.7
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	16,056.7	—	16,056.7	—	—	16,056.7
Echo Purchaser, Inc.	8,750.0	—	8,750.0	—	—	8,750.0
Edmunds Govtech, Inc.	4,224.4	(301.4)	3,923.0	—	—	3,923.0
Empower Payments Investor, LLC	2,674.4	—	2,674.4	—	—	2,674.4
Envisage Management Ltd	4,299.0	—	4,299.0	—	—	4,299.0
Eternal Aus Bidco Pty Ltd	1,895.7	—	1,895.7	—	—	1,895.7
Excel Fitness Consolidator LLC	3,333.3	—	3,333.3	—	—	3,333.3
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	2,349.6	—	2,349.6	—	—	2,349.6
Flint OpCo, LLC	704.7	—	704.7	—	—	704.7
FlyWheel Acquireco, Inc.	1,607.1	(1,071.4)	535.7	—	—	535.7
GC Waves Holdings, Inc.	12,037.3	—	12,037.3	—	—	12,037.3
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	11,818.2	—	11,818.2	—	—	11,818.2
GroundWorks, LLC	2,425.3	—	2,425.3	—	—	2,425.3
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	3,427.0	—	3,427.0	—	—	3,427.0
GTCR F Buyer Corp. and GTCR (D) Investors LP	3,487.5	—	3,487.5	—	—	3,487.5
Guidepoint Security Holdings, LLC	2,659.5	—	2,659.5	—	—	2,659.5
Hakken Midco B.V.	1,082.7	—	1,082.7	—	—	1,082.7
Helios Service Partners, LLC and Astra Service Partners, LLC	5,063.7	(0.6)	5,063.1	—	—	5,063.1
Higginbotham Insurance Agency, Inc.	4,620.0	—	4,620.0	—	—	4,620.0
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	1,826.1	(0.6)	1,825.5	—	—	1,825.5
HP RSS Buyer, Inc.	8,205.1	—	8,205.1	—	—	8,205.1
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Hyland Software, Inc.	1,102.9	—	1,102.9	—	—	1,102.9
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	6,315.0	(79.6)	6,235.4	—	—	6,235.4
Keystone Agency Partners LLC	34,309.1	—	34,309.1	—	—	34,309.1
Kings Buyer, LLC	1,529.3	(152.9)	1,376.4	—	—	1,376.4
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
Lightbeam Bidco, Inc.	2,150.8	(0.4)	2,150.4	—	—	2,150.4
Meyer Laboratory, LLC and Meyer Parent, LLC	5,027.9	—	5,027.9	—	—	5,027.9
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,526.3	(139.4)	5,386.9	—	—	5,386.9
New ChurcHill HoldCo LLC and Victory Topco, LP	18,445.0	—	18,445.0	—	—	18,445.0
Next Holdco, LLC	1,697.6	—	1,697.6	—	—	1,697.6
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	844.9	(108.2)	736.7	—	—	736.7
North Haven Stack Buyer, LLC	11.1	—	11.1	—	—	11.1
Northwinds Holding, Inc. and Northwinds Services Group LLC	3,450.0	(416.7)	3,033.3	—	—	3,033.3
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	5,803.6	—	5,803.6	—	—	5,803.6
Orange Barrel Media, LLC/IKE Smart City, LLC	3,348.0	—	3,348.0	—	—	3,348.0
Pallas Funding Trust No.2	1,497.3	—	1,497.3	—	—	1,497.3
Paragon 28, Inc. and Paragon Advanced Technologies, Inc.	7,072.4	(0.5)	7,071.9	—	—	7,071.9
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	1,183.6	(262.1)	921.5	—	—	921.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	4,600.0	—	4,600.0	—	—	4,600.0
PCS MidCo, Inc. and PCS Parent, L.P.	4,411.4	(68.2)	4,343.2	—	—	4,343.2
PestCo Holdings, LLC and PestCo, LLC	1,843.3	—	1,843.3	—	—	1,843.3
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	301.0	(0.5)	300.5	—	—	300.5
PushPay USA Inc.	357.1	—	357.1	—	—	357.1
PYE-Barker Fire & Safety, LLC	14,963.6	—	14,963.6	—	—	14,963.6
Silk Holdings III Corp. and Silk Holdings I Corp.	1.0	(0.6)	0.4	—	—	0.4
Solar Bidco Limited	3,276.6	—	3,276.6	—	—	3,276.6
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	2,758.3	—	2,758.3	—	—	2,758.3
Sunbit Receivables Trust IV	2,700.0	(1,106.1)	1,593.9	—	—	1,593.9
Touchdown Acquirer Inc.	898.2	—	898.2	—	—	898.2
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC	7,531.4	(125.5)	7,405.9	—	—	7,405.9
TSS Buyer, LLC	2,851.6	—	2,851.6	—	—	2,851.6
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4,245.3	(396.2)	3,849.1	—	—	3,849.1
UP Intermediate II LLC and UPBW Blocker LLC	2,210.2	—	2,210.2	—	—	2,210.2
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	14,476.2	—	14,476.2	—	—	14,476.2
Vobev, LLC and Vobev Holdings, LLC	1.0	(0.8)	0.2	—	—	0.2
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	194.6	—	194.6	—	—	194.6
World Insurance Associates, LLC and World Associates Holdings, LLC	25,000.0	—	25,000.0	—	—	25,000.0
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	2,175.1	(61.1)	2,114.0	—	—	2,114.0
	$397,473.5	$(8,709.1)	$388,764.4	$—	$—	$388,764.4

(11)As of March 31, 2024, the Fund was party to subscription agreements to fund equity investment commitments as follows:
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Constellation Wealth Capital Fund, L.P.	$3,693.2	$(1,605.5)	$2,087.7	$—	$2,087.7
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	213.5	—	213.5	—	213.5
GTCR F Buyer Corp. and GTCR (D) Investors LP	25.9	—	25.9	—	25.9
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	12.8	—	12.8	—	12.8
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
	$3,951.0	$(1,605.5)	$2,345.5	$—	$2,345.5

(12)All investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Broadstreet Partners, Inc.	First lien senior secured loan	9.10%	SOFR (M)	3.75%		01/2029		13,637.8	13,579.9	13,659.1
Cross Financial Corp.	First lien senior secured loan	9.47%	SOFR (M)	4.00%		09/2027		5,116.7	5,103.7	5,116.7	(5)
DOXA Insurance Holdings LLC (8)	First lien senior secured loan	10.87%	SOFR (S)	5.50%		12/2030		20,789.1	20,375.3	20,373.3	(5)(6)
HIG Finance 2 Limited	First lien senior secured loan	9.36%	SOFR (M)	4.00%		04/2030		10,473.7	10,440.0	10,484.6	(3)(5)
Higginbotham Insurance Agency, Inc. (8)	First lien senior secured loan	10.96%	SOFR (M)	5.50%		11/2028		1,721.1	1,709.0	1,695.2	(5)(6)
Hub International Limited	First lien senior secured loan	9.66%	SOFR (Q)	4.25%		06/2030		9,314.6	9,305.6	9,349.8	(5)
	First lien senior secured loan	9.37%	SOFR (Q)	4.00%		11/2029		4,070.0	4,067.7	4,082.9	(5)
									13,373.3	13,432.7
Hyperion Refinance S.a r.l.	First lien senior secured loan	8.75%	SOFR (M)	3.25%		11/2027		7,829.2	7,827.5	7,836.4	(3)(5)
Keystone Agency Partners LLC (8)	First lien senior secured loan	10.96%	SOFR (S)	5.50%		05/2027		10,690.9	10,477.5	10,477.1	(5)(6)
NFP Corp.	First lien senior secured loan	8.72%	SOFR (M)	3.25%		02/2027		8,274.2	8,177.9	8,309.1
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (8)	First lien senior secured loan	11.09%	SOFR (M)	5.75%		11/2029		9,196.4	9,017.0	9,012.5	(5)(6)
	Class A2 units				11/2023		102,501		2,050.0	2,050.0	(6)
									11,074.7	11,062.5
OneDigital Borrower LLC	First lien senior secured loan	9.71%	SOFR (M)	4.25%		11/2027		4,987.3	4,950.9	4,987.3	(5)(6)
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First lien senior secured loan	9.11%	SOFR (M)	3.75%		02/2028		8,076.9	8,049.7	8,095.9
USI, Inc.	First lien senior secured loan	8.35%	SOFR (Q)	3.00%		11/2029		8,301.7	8,291.9	8,308.2
	First lien senior secured loan	8.63%	SOFR (Q)	3.25%		09/2030		8,471.0	8,452.7	8,473.7
									16,744.6	16,781.9

									193,373.4	194,485.9		11.04%
Financial Services
BIFM CA Buyer Inc.	First lien senior secured loan	8.97%	SOFR (M)	3.50%		06/2026		2,611.3	2,616.1	2,611.7	(3)
Bleriot US Bidco Inc.	First lien senior secured loan	9.61%	SOFR (Q)	4.00%		10/2028		2,481.4	2,479.1	2,489.4
Citco Funding LLC	First lien senior secured loan	8.64%	SOFR (Q)	3.25%		04/2028		7,980.0	7,956.0	8,000.0	(5)
Cliffwater LLC (8)	First lien senior secured loan	11.36%	SOFR (M)	6.00%		10/2030		11,029.4	10,813.9	10,808.8	(3)(5)(6)
Corient Holdings, Inc.	Series A preferred stock				05/2023		15,000		15,000.0	16,424.0	(6)
Delta Topco, Inc.	First lien senior secured loan	9.12%	SOFR (Q)	3.75%		12/2027		4,896.1	4,877.2	4,883.8	(5)
Focus Financial Partners, LLC	First lien senior secured loan	8.86%	SOFR (M)	3.50%		06/2028		3,990.0	3,990.0	3,995.0	(5)
	First lien senior secured loan	8.61%	SOFR (M)	3.25%		06/2028		7,551.5	7,549.7	7,557.8	(5)
	First lien senior secured loan	7.86%	SOFR (M)	2.50%		06/2028		1,989.8	1,989.8	1,987.8	(5)
									13,529.5	13,540.6
GC Waves Holdings, Inc. (8)	First lien senior secured loan	11.46%	SOFR (M)	6.00%		08/2028		2,092.5	1,758.0	1,724.7	(3)(5)(6)
GIP Pilot Acquisition Partners, L.P.	First lien senior secured loan	8.39%	SOFR (Q)	3.00%		10/2030		4,350.0	4,336.2	4,346.4
GTCR F Buyer Corp. and GTCR (D) Investors LP (8)(9)	First lien senior secured loan	11.36%	SOFR (M)	6.00%		09/2030		10,000.0	9,759.0	9,750.0	(5)(6)
	Limited partnership interests				09/2023		74,074		74.7	77.7	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									9,833.7	9,827.7
GTCR W Merger Sub LLC	First lien senior secured loan	9.08%	SOFR (S)	3.75%		09/2030		17,900.0	17,843.9	17,967.1	(5)
Hg Saturn LuchaCo Limited	Private asset-backed investment	12.69%	SONIA (S)	7.50%		03/2026		1,529.5	1,434.6	1,512.3	(3)(5)(6)
HV Chimera LLC	Private asset-backed investment	8.39%	SOFR (Q)	2.80%		08/2026		2,397.3	2,362.8	2,361.3	(3)(6)
Isthmus Capital LLC	Private asset-backed investment	9.50%	Fixed			06/2030		1,905.1	1,883.2	1,905.1	(3)(6)
	Private asset-backed investment				06/2023		4		—	22.1	(3)(6)
									1,883.2	1,927.2
LBM Acquisition LLC	First lien senior secured loan	9.21%	SOFR (M)	3.75%		12/2027		5,765.3	5,659.4	5,689.7	(5)
Midcap Financial Issuer Trust	Senior subordinated loan	6.50%	Fixed			05/2028		5,000.0	4,438.1	4,688.8	(3)
Monroe Capital Income Plus Corporation	Senior subordinated loan	9.42%	Fixed			11/2028		10,000.0	10,000.0	10,506.9	(3)(6)
NEP Group, Inc.	First lien senior secured loan	10.22% (1.50% PIK)	SOFR (M)	4.75%		08/2026		6,038.5	5,871.2	5,736.6	(6)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (8)(9)	First lien senior secured revolving loan	12.21%	SOFR (M)	6.75%		05/2028		166.1	144.9	166.1	(3)(5)(6)
	First lien senior secured loan	14.25%	Base Rate (Q)	5.75%		05/2029		32.4	31.5	32.4	(3)(5)(6)
	First lien senior secured loan	12.21%	SOFR (M)	6.75%		05/2029		13,779.8	13,386.2	13,779.8	(3)(5)(6)
	Limited partnership interests				09/2023		80,390		80.4	79.4	(3)(6)
									13,643.0	14,057.7
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (8)	First lien senior secured loan	11.62%	SOFR (Q)	6.25%		08/2029		9,066.7	8,777.4	9,066.7	(3)(5)(6)
	Preferred units				07/2023		1,333,333		1,315.5	1,333.3	(3)(6)
									10,092.9	10,400.0
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (8)	First lien senior secured loan	10.78%	SOFR (S)	5.25%		10/2028		1,917.7	1,879.6	1,879.3	(3)(5)(6)
The Edelman Financial Center, LLC	Second lien senior secured loan	12.22%	SOFR (M)	6.75%		07/2026		33,000.0	32,527.4	32,958.8	(3)

									180,835.8	184,342.8		10.47%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	8.22%	SOFR (M)	2.75%		02/2028		17,173.1	17,137.0	17,206.4	(5)
Clean Harbors, Inc.	First lien senior secured loan	7.22%	SOFR (S)	1.75%		10/2028		997.5	997.5	998.9	(3)
Corporation Service Company	First lien senior secured loan	8.71%	SOFR (M)	3.25%		11/2029		6,838.5	6,840.4	6,847.0	(5)
Dun & Bradstreet Corporation, The	First lien senior secured loan	8.21%	SOFR (M)	2.75%		02/2026		19,419.1	19,417.7	19,446.5	(3)
FlyWheel Acquireco, Inc. (8)	First lien senior secured revolving loan	11.86%	SOFR (M)	6.50%		05/2028		1,071.4	1,029.4	1,055.4	(5)(6)
	First lien senior secured loan	11.86%	SOFR (M)	6.50%		05/2030		13,359.4	12,995.3	13,225.8	(5)(6)
									14,024.7	14,281.2
HP RSS Buyer, Inc. (8)	First lien senior secured loan	10.37%	SOFR (Q)	5.00%		12/2029		8,297.1	8,116.8	8,060.5	(5)(6)
Kings Buyer, LLC (8)	First lien senior secured loan	11.99%	SOFR (S)	6.50%		10/2027		18,424.6	18,161.7	18,148.2	(5)(6)
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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CNT Holdings I Corp	First lien senior secured loan	8.93%	SOFR (Q)	3.50%		11/2027		8,945.5	8,874.4	8,955.4	(5)
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (8)	First lien senior secured revolving loan	9.87%	SOFR (Q)	4.50%		11/2029		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	11.37%	SOFR (S)	6.00%		11/2029		3,102.7	3,041.9	3,040.6	(5)(6)
	Limited partnership interest	8.00% PIK			11/2023		3,544,000		3,544.0	3,526.7	(6)
									6,586.5	6,567.9
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	8.71%	SOFR (M)	3.25%		11/2027		9,007.8	8,982.7	8,996.6	(5)
Peer Holding III B.V.	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		10/2030		5,000.0	4,962.5	5,010.4	(3)
SCIH Salt Holdings Inc.	First lien senior secured loan	9.45%	SOFR (M)	4.00%		03/2027		10,355.0	10,281.9	10,359.9	(5)

									69,171.1	69,323.6		3.94%
Automobiles and Components
First Brands Group, LLC	First lien senior secured loan	10.88%	SOFR (Q)	5.00%		03/2027		6,930.8	6,781.0	6,865.9	(5)
New ChurcHill HoldCo LLC and Victory Topco, LP (8)	First lien senior secured revolving loan	10.87%	SOFR (Q)	5.50%		11/2029		321.6	271.3	270.1	(5)(6)
	First lien senior secured loan	10.87%	SOFR (Q)	5.50%		11/2029		12,348.1	11,947.6	11,746.1	(5)(6)
	Class A-2 common units				11/2023		23,290		2,329.0	2,329.0	(6)
									14,547.9	14,345.2
Wand Newco 3, Inc.	First lien senior secured loan	8.22%	SOFR (M)	2.75%		02/2026		22,691.3	22,587.2	22,739.7

									43,916.1	43,950.8		2.50%
Materials
Charter Next Generation, Inc.	First lien senior secured loan	9.22%	SOFR (M)	3.75%		12/2027		11,200.4	11,163.9	11,239.0	(5)
Derby Buyer LLC	First lien senior secured loan	9.59%	SOFR (M)	4.25%		11/2030		6,445.0	6,350.1	6,445.0	(5)
Element Solutions Inc (Macdermid, Incorporated)	First lien senior secured loan	7.36%	SOFR (M)	2.00%		12/2030		2,000.0	1,995.0	2,005.0	(3)
Summit Materials, LLC	First lien senior secured loan	8.33%	SOFR (S)	3.00%		11/2028		4,000.0	3,990.0	4,012.5	(3)
Trident TPI Holdings, Inc.	First lien senior secured loan	9.85%	SOFR (Q)	4.50%		09/2028		10,079.7	9,872.5	10,074.9	(5)
	First lien senior secured loan	9.61%	SOFR (Q)	4.00%		09/2028		1,895.2	1,897.6	1,886.1	(5)
	First lien senior secured loan	10.60%	SOFR (Q)	5.25%		09/2028		997.5	977.5	999.0	(5)
									12,747.6	12,960.0
Vobev, LLC and Vobev Holdings, LLC (8)	First lien senior secured revolving loan	10.49%	SOFR (S)	5.00%		04/2028		0.7	0.7	0.7	(5)(6)
	First lien senior secured loan	13.23% (4.00% PIK)	SOFR (Q)	7.75%		04/2028		4,610.0	4,493.6	3,780.2	(5)(6)
	First lien senior secured loan	12.48%	SOFR (M)	7.00%		04/2028		809.8	793.6	634.1	(5)(6)
	Warrant to purchase Class B units				11/2023	04/2028	4,485		—	287.5	(6)
									5,287.9	4,702.5

									41,534.5	41,364.0		2.35%
Household and Personal Products
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Silk Holdings III Corp. and Silk Holdings I Corp. (8)	First lien senior secured revolving loan	11.35%	SOFR (Q)	6.00%		05/2029		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	13.10%	SOFR (Q)	7.75%		05/2029		14,924.0	14,526.3	14,924.0	(5)(6)
	Common stock				05/2023		100		100.0	187.7	(6)
									14,626.9	15,112.3
Sunshine Luxembourg VII S.a r.l.	First lien senior secured loan	8.95%	SOFR (Q)	3.50%		10/2026		21,165.9	21,061.9	21,256.7	(3)(5)

									35,688.8	36,369.0		2.06%
Telecommunication Services
Iridium Satellite LLC	First lien senior secured loan	7.86%	SOFR (M)	2.50%		09/2030		6,570.6	6,562.4	6,581.5	(3)(5)
Switch Master Holdco LLC	First lien senior secured loan	8.36%	SOFR (M)	3.00%		12/2024		27,355.9	26,498.9	26,398.5	(6)
Zayo Group Holdings, Inc.	First lien senior secured loan	8.47%	SOFR (M)	3.00%		03/2027		3,000.0	2,578.1	2,568.1

									35,639.4	35,548.1		2.02%
Investment Funds and Vehicles
BALLY 2023-24	Collaterized loan obligation	10.31%	SOFR (Q)	5.05%		07/2036		1,500.0	1,500.0	1,522.7	(3)(6)
BCC 2023-3	Collaterized loan obligation	10.61%	SOFR (Q)	5.25%		07/2036		1,500.0	1,500.0	1,528.8	(3)(6)
BTCP 2023-1	Private asset-backed investment	11.85%	SOFR (M)	6.50%		09/2030		6,100.0	6,105.7	6,100.0	(3)(6)
CGMS 2023-1	Collaterized loan obligation	10.45%	SOFR (Q)	5.10%		07/2035		1,250.0	1,250.0	1,275.7	(3)(6)
CGMS 2023-2	Collaterized loan obligation	10.26%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,030.0	(3)(6)
JNPPK 2023-1	Collaterized loan obligation	10.12%	SOFR (Q)	4.70%		07/2035		2,000.0	2,000.0	2,011.9	(3)(6)
KKR 48	Collaterized loan obligation	9.66%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	1,989.5	(3)(6)
MAGNE 2023-36	Collaterized loan obligation	10.31%	SOFR (Q)	4.90%		04/2036		1,750.0	1,750.0	1,765.9	(3)(6)
OAKC 2022-12	Collaterized loan obligation	10.42%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	1,992.2	(3)(6)
OAKC 2023-15	Collaterized loan obligation	10.12%	SOFR (Q)	5.00%		04/2035		2,000.0	2,000.0	2,047.4	(3)(6)
OAKC 2023-16	Collaterized loan obligation	9.36%	SOFR (Q)	4.00%		10/2036		2,000.0	2,000.0	1,994.6	(3)(6)
TCIFC 2023-2	Collaterized loan obligation	10.71%	SOFR (Q)	5.30%		07/2035		2,500.0	2,500.0	2,520.3	(3)(6)
THPT 2023-THL	Commercial mortgage-backed security	10.40%	SOFR (M)	5.00%		12/2034		5,000.0	4,987.5	5,009.6	(3)(6)
VOYA 2022-3	Collaterized loan obligation	9.92%	SOFR (Q)	4.50%		10/2036		2,000.0	2,000.0	2,002.1	(3)(6)

									33,593.2	33,790.7		1.92%
Technology Hardware and Equipment
Emerald Debt Merger Sub LLC	First lien senior secured loan	8.36%	SOFR (M)	3.00%		05/2030		19,481.2	19,457.5	19,537.3
Mirion Technologies (US Holdings), Inc.	First lien senior secured loan	8.36%	SOFR (Q)	2.75%		10/2028		3,671.4	3,673.6	3,681.5	(3)(5)
Safe Fleet Holdings LLC	First lien senior secured loan	9.21%	SOFR (M)	3.75%		02/2029		2,782.7	2,727.5	2,786.8	(5)
TGG TS Acquisition Company	First lien senior secured loan	11.97%	SOFR (M)	6.50%		12/2025		2,942.9	2,940.5	2,817.8

									28,799.1	28,823.4		1.64%
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
See accompanying notes to consolidated financial statements.

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
________________________________________

(1)All of the Fund’s portfolio company investments, which as of December 31, 2023 represented 146% of the Fund’s net assets or 95% of the Fund’s total assets, may be subject to legal restrictions on sales.

(2)Investments without an interest rate are non-income producing.

(3)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. Pursuant to Section 55(a) of the Investment Company Act, 26% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2023.

(4)Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the SOFR or the LIBOR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented.

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
See accompanying notes to consolidated financial statements.

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
See accompanying notes to consolidated financial statements.

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operations:
Net investment income	$46,079	$5,042
Net realized gains	2,960	1,340
Net unrealized gains (losses)	8,104	(490)
Net increase in net assets resulting from operations	57,143	5,892
Distributions to shareholders:
Distributed earnings - Class I	(39,794)	—
Distributed earnings - Class S	(8,376)	—
Distributed earnings - Class D	(1,497)	—
Net decrease in net assets from distributions	(49,667)	—
Share transactions:
Class I:
Proceeds from shares sold	419,424	96,464
Distributions reinvested	10,682	—
Repurchased shares, net of early repurchase deduction	(10,250)	—
Net increase in net assets from share transactions	419,856	96,464
Class S:
Proceeds from shares sold	144,981	—
Distributions reinvested	1,049	—
Repurchased shares, net of early repurchase deduction	(126)	—
Net increase in net assets from share transactions	145,904	—
Class D:
Proceeds from shares sold	19,560	—
Distributions reinvested	242	—
Net increase in net assets from share transactions	19,802	—
Total increase in net assets	593,038	102,356
Net assets, beginning of period	1,761,392	148,098
Net assets, end of period	$2,354,430	$250,454

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$57,143	$5,892
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments and foreign currency transactions	(2,960)	(1,340)
Net unrealized (gains) losses on investments and foreign currency transactions	(8,104)	490
Net accretion of investments	(2,863)	(376)
PIK interest	(483)	—
PIK dividends	(2,648)	—
Amortization of debt issuance costs	1,007	302
Purchases of investments	(1,121,940)	(348,842)
Proceeds from repayments or sales of investments	353,341	76,182
Changes in operating assets and liabilities:
Interest receivable	(545)	(999)
Other assets	7,023	(1,176)
Base management fee payable	2,746	—
Income based fee payable	1,445	—
Capital gains incentive fee payable	1,327	—
Interest and facility fees payable	591	885
Accounts payable and other liabilities	(725)	128
Net cash used in operating activities	(715,645)	(268,854)
FINANCING ACTIVITIES:
Borrowings on debt	760,003	85,000
Repayments of debt	(565,122)	—
Debt issuance costs	(9,220)	—
Net proceeds from issuance of common shares	583,965	96,464
Repurchased shares, net of early repurchase deduction	(10,376)	—
Distributions to shareholders	(33,080)	—
Net cash provided by financing activities	726,170	181,464
CHANGE IN CASH AND CASH EQUIVALENTS	10,525	(87,390)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,972	113,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,497	$26,027
Supplemental Information:
Interest paid during the period	$15,813	$—
Distribution declared and payable during the period	$49,667	$—

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024
(in thousands, except per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)
(unaudited)

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

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which the Fund generally defines as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. The Fund expects that a majority of its investments will be in directly originated loans. For cash management and other purposes, the Fund also intends to invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. The Fund primarily invests in illiquid and restricted investments, and while most of the Fund’s investments are expected to be in private U.S. companies (the Fund generally has to invest at least 70% of its total assets in “qualifying assets,” including private U.S. companies), the Fund may also invest from time to time in non-U.S. companies. The Fund’s portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, the Fund will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Fund and its consolidated subsidiaries. The Fund is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.

The Fund reclassified certain industry and investment classifications of its portfolio companies in the accompanying consolidated financial statements as of December 31, 2023 to conform to their current period presentations. These reclassifications had no impact on the prior period’s consolidated balance sheet.

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

Pursuant to Rule 2a-5 under the Investment Company Act, the Fund's board of trustees designated the Fund’s investment adviser as the Fund’s valuation designee (the “Valuation Designee”) to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the oversight of the Fund’s board of trustees. All investments are recorded at their fair value.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of the Fund’s board of trustees, based on, among other things, the input of the Fund’s independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments at least quarterly (with certain de minimis exceptions) and under the valuation policy and a consistently applied valuation process. In addition, the Fund’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Fund’s investment valuation process within the context of performing the Fund’s financial statement audit.

Investments in the Fund’s portfolio that do not have a readily available market are valued at fair value as determined in good faith by the Valuation Designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of the Fund’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Valuation Designee considers the pricing indicated by the external event to corroborate its valuation.

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

•Preliminary valuations are reviewed and discussed by the valuation committee of the Valuation Designee.

•For portfolio investments selected for review by an IVP,

◦Relevant information related to the portfolio investment is made available by the Valuation Designee to the IVP, who does not independently verify such information.

◦The IVP reviews and analyzes the information provided by the Valuation Designee, along with relevant market and economic data, and independently determines a range of values for each of the selected portfolio investments.

◦The IVP provides its analysis to the Valuation Designee to support the IVP’s valuation methodology and calculations.

•The valuation committee of the Valuation Designee determines the fair value of each investment in the Fund’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the IVPs, where applicable.

•For portfolio investments selected for review by an IVP, a positive assurance opinion or independent valuation report is issued by the IVP that confirms the fair value determined by the Valuation Designee for a selected portfolio investment is within the range of values independently calculated by such IVP.

When the Valuation Designee determines the Fund's NAV as of the last day of a month that is not also the last day of a calendar quarter, the Valuation Designee intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Valuation Designee will generally value such assets at the most recent quarterly valuation unless the Valuation Designee determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Valuation Designee determines such a change has occurred with respect to one or more investments, the Valuation Designee will determine whether to update the value for each relevant investment. See Note 8 for more information on the Fund’s valuation process.

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

Organization and Offering Expenses

Costs associated with the organization of the Fund are expensed as incurred. Costs associated with the offering of Common Shares of the Fund are capitalized as deferred offering expenses and included in other assets on the consolidated statements of assets and liabilities and amortized over a twelve-month period from incurrence.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Fund has concluded that this guidance did not have a material impact on its consolidated financial statements.

3. AGREEMENTS

Investment Advisory and Management Agreement

The Fund is party to an investment advisory and management agreement (the “investment advisory and management agreement”) with Ares Capital Management. Subject to the overall supervision of the Fund’s board of trustees and in accordance with the Investment Company Act, Ares Capital Management provides investment advisory and management services to the Fund. For providing these services, Ares Capital Management receives fees from the Fund consisting of a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the Fund’s shareholders. Without payment of any penalty, the Fund has the right to terminate the investment advisory and management agreement upon 60 days’ written notice, and Ares Capital Management has the right to terminate the agreement upon 120 days’ written notice.

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

The base management fee, income based fee and capital gains incentive fee for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023
Base management fee	$6,649	$684
Income based fee	$6,051	$—
Capital gains incentive fee(1)	$1,383	$74
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three months ended March 31, 2024 and 2023. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $4,489 as of March 31, 2024. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of March 31, 2024, the Fund has paid capital gains incentive fee since inception totaling $56. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

The services of all investment professionals and staff of the Fund’s investment adviser, when and to the extent engaged in providing investment advisory and management services to the Fund, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Fund’s investment adviser. Under the investment advisory and management agreement, the Fund bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization and offering expenses of the Fund associated with the Offering, as provided for in Financial Industry Regulatory Authority, Inc. (“FINRA”). Conduct Rule 2310(a)(12) (but excluding any shareholder servicing and/or distribution fees); calculation of the Fund’s NAV (including the cost and expenses of any independent valuation firm or pricing services); expenses incurred by the Fund’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Fund’s financial and legal affairs and in monitoring the Fund’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Fund’s investments) and performing due diligence on the Fund’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Fund’s investments; offerings of the Fund’s Common Shares and other securities; the costs of effecting any repurchases of the Common Shares and the Fund’s other securities; investment advisory fees, including any management fee and incentive fee; payable under the investment advisory and management agreement; administration fees, if any, payable under the administration agreement; fees payable, if any, under any intermediary manager or selected intermediary agreements; shareholder servicing and/or distribution fees payable under the Fund’s distribution and shareholder servicing plan adopted pursuant to Rule 12b-1 under the Investment Company Act; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments (including payments to third party vendors for financial information services); transfer agent, escrow agent and custodial fees and expenses; federal and state registration fees; all costs of registration and listing the Fund’s Common Shares or any other securities on any securities exchange; federal, state and local taxes; independent trustees’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC) and an official or agency administering the securities laws of a state; the costs of any reports, proxy statements or other notices to shareholders, including printing and other related costs; commissions and other compensation payable to brokers or dealers; to the extent the Fund is covered by any joint insurance policies, the Fund’s allocable portion of the fidelity bond, trustees and officers’ errors or omissions liability insurance and any other insurance premiums; outside legal expenses; accounting expenses (including fees and disbursements and expenses related to the audit of the Fund and the preparation of the Fund’s tax information); direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, and staff; and all other expenses incurred by the Fund or its administrator in connection with administering the Fund’s business, as described in more detail under “Administration Agreement” below.

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

For the three months ended March 31, 2024 and 2023, the Fund incurred $1,332 and $684, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement, of which $1,061 and $684, respectively, have been supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

Shareholder Servicing and/or Distribution Fees

Pursuant to Rule 12b-1 under the Investment Company Act, the Fund adopted a shareholder servicing and distribution plan pursuant to which Class S shares and Class D shares are subject to shareholder servicing and/or distribution fees. The following table shows the shareholder servicing and/or distribution fees the Fund and, ultimately, certain classes of the Fund’s common shareholders, pay the Intermediary Manager with respect to the Class S shares and Class D shares on an annualized basis as a percentage of the Fund’s NAV for such class. Subject to FINRA and other limitations on underwriting compensation, the Fund and, ultimately, certain classes of the Fund's shareholders, will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly. No shareholder servicing and/or distribution fees are paid with respect to the Class I shares.

Annual Shareholder Servicing and/or Distribution Fees as a % of NAV
Class S	0.85%
Class D	0.25%
Class I	—%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation.

The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, such shareholder servicing and/or distribution fees reduce the NAV with respect to all shares of each such class, including shares issued under the Fund’s distribution reinvestment plan.

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

The shareholder servicing and/or distribution fees that were attributable to Class S shares and D shares for the three months ended March 31, 2024 were as follows:

For the Three Months Ended March 31, 2024
Class S	$822
Class D	$40

There were no shareholder servicing and/or distribution fees that were attributable to Class S shares and D shares prior to the date of the first sale of Class S shares and D shares on August 1, 2023.

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

The Fund’s investment adviser may also elect to pay certain of the Fund’s other expenses on the Fund’s behalf (each, an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. Any Expense Payment that the Fund’s investment adviser has committed to pay must be paid by the Fund’s investment adviser to the Fund in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s investment adviser or its affiliates.

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

The Fund’s investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of March 31, 2024, a $2,487 base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
December 31, 2022	$1,449	$—	$—	$1,449	5.04%	—	12/30/2025
January 31, 2023	$1,088	$—	$—	$1,088	4.56%	—	01/31/2026
February 28, 2023	$891	$—	$—	$891	3.53%	—	02/28/2026
March 31, 2023	$916	$—	$—	$916	3.63%	—	03/31/2026
April 30, 2023	$1,083	$—	$—	$1,083	2.99%	—	04/30/2026
May 31, 2023	$1,312	$—	$—	$1,312	2.47%	—	05/31/2026
June 30, 2023	$2,253	$—	$—	$2,253	2.48%	—	06/30/2026
July 31, 2023	$2,502	$—	$—	$2,502	1.16%	—	07/31/2026
August 31, 2023	$2,300	$—	$—	$2,300	1.94%	8.69%	08/31/2026
September 30, 2023	$1,636	$—	$—	$1,636	1.66%	8.95%	09/30/2026
October 31, 2023	$—	$—	$—	$—	1.20%	8.67%	10/31/2026
November 30, 2023	$1,637	$—	$—	$1,637	1.18%	9.69%	11/30/2026
December 31, 2023	$1,144	$—	$—	$1,144	1.08%	9.33%	12/31/2026
January 31, 2024	$1,592	$—	$—	$1,592	1.20%	9.27%	01/31/2027
February 29, 2024	$2,183	$—	$—	$2,183	1.10%	9.93%	02/29/2027
March 31, 2024	$2,194	$—	$—	$2,194	1.49%	9.28%	03/31/2027
________________________________________

(1)In accordance with the Expense Support and Conditional Reimbursement Agreement, the ratio of operating expenses excludes organization and offering expenses, stated interest expense, any base management fee and any incentive fee.

(2)The effective rate of distribution per share is the (a) annualized regular cash distributions per share, exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any, (b) divided by the prior month’s NAV per share.

4. INVESTMENTS

As of March 31, 2024 and December 31, 2023, investments consisted of the following:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$3,119,005	$3,140,400	$2,369,207	$2,385,971
Second lien senior secured loans	84,393	84,788	43,237	43,771
Senior subordinated loans	47,094	46,699	46,631	46,966
Corporate bonds	10,000	10,476	10,000	10,507
Collateralized loan obligations	52,850	53,230	22,500	22,681
Commercial mortgage-backed securities	4,988	5,042	4,988	5,010
Private asset-backed investments	48,098	47,894	11,786	11,901
Preferred equity	39,783	42,851	39,500	41,033
Other equity	29,173	31,387	8,935	9,718
Total	$3,435,384	$3,462,767	$2,556,784	$2,577,558
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of March 31, 2024 and December 31, 2023 were as follows:

	As of
	March 31, 2024	December 31, 2023
Industry
Software and Services	20.3%	20.4%
Health Care Services	12.1	12.2
Consumer Services	10.9	10.5
Capital Goods	10.2	10.4
Financial Services	7.9	7.2
Insurance Services	7.1	7.5
Media and Entertainment	5.1	4.4
Commercial and Professional Services	5.0	5.5
Pharmaceuticals, Biotechnology and Life Sciences	3.1	4.0
Automobiles and Components	2.8	1.7
Retailing and Distribution	2.5	2.7
Food and Beverage	2.3	2.7
Investment Funds and Vehicles	2.1	1.3
Materials	2.1	1.6
Technology Hardware and Equipment	1.2	1.1
Other	5.3	6.8
Total	100.0%	100.0%

	As of
	March 31, 2024	December 31, 2023
Geographic Region
United States	92.0%	91.5%
Europe	3.9	5.0
Canada	2.5	2.3
Bermuda/Cayman Islands	1.3	0.7
Other	0.3	0.5
Total	100.0%	100.0%
As of March 31, 2024 and December 31, 2023, none of the loans were on non-accrual status.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of March 31, 2024, the Fund’s asset coverage was 360%.

The Fund’s outstanding debt as of March 31, 2024 and December 31, 2023 was as follows:

	As of
	March 31, 2024				December 31, 2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$800,000	(2)	$245,206	$245,203	$800,000	(2)	$460,349	$460,325
SG Funding Facility	1,400,000	(3)	460,000	460,000	1,000,000		250,000	250,000
SB Funding Facility	750,000	(4)	200,000	200,000	—		—	—
Total	$2,950,000		$905,206	$905,203	$1,800,000		$710,349	$710,325
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility and SB Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,050,000.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,000,000.

(4)As of March 31, 2024, $250,000 of the total commitment was available under the SB Funding Facility and subject to borrowing base and other restrictions. See additional information below.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A. and each of the other parties thereto (the “Revolving Credit Facility”), that as of March 31, 2024, allowed the Fund to borrow up to $800,000 at any one time outstanding. As of March 31, 2024, the end of the revolving period and the stated maturity date were December 20, 2026 and December 20, 2027, respectively. As of March 31, 2024, the Revolving Credit Facility also provided for a feature that allowed the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $1,050,000. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods. See Note 11 for a subsequent event relating to the Revolving Credit Facility.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of March 31, 2024, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of March 31, 2024 and December 31, 2023, there was $245,206 and $460,349 aggregate principal amount outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000.

The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of March 31, 2024, the one, three and six month SOFR was 5.33%, 5.30% and 5.22%, respectively. As of March 31, 2024, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Fund is also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued and the applicable spread.

For the three months ended March 31, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2024	2023
Stated interest expense	$7,519	$310
Credit facility fees	367	569
Amortization of debt issuance costs	352	302
Total interest and credit facility fees expense	$8,238	$1,181
Cash paid for interest expense	$7,598	$—
Average stated interest rate	7.18%	6.35%
Average outstanding balance	$414,213	$18,500

SG Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that provides for a facility amount of $1,400,000. The end of the revolving period and the stated maturity date are July 26, 2026 and July 26, 2028, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2,000,000.

In addition, the Fund, as transferor, and ASIF Funding I, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding I certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding I under the SG Funding Facility are secured by substantially all assets held by ASIF Funding I.

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of March 31, 2024, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of March 31, 2024 and December 31, 2023, there was $460,000 and $250,000 aggregate principal amount outstanding, respectively, under the SG Funding Facility. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin that is a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consists of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that consists of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that does not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that does not consist of broadly syndicated loans. From and after the six-month anniversary of the effective date of the SG Funding Facility, the applicable margin will be subject to a floor of 2.75% per annum. As of March 31, 2024, the applicable spread in effect was 2.60%. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

For the three months ended March 31, 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

For the Three Months Ended March 31, 2024
Stated interest expense	$7,163
Credit facility fees	1,047
Amortization of debt issuance costs	601
Total interest and credit facility fees expense	$8,811
Cash paid for interest expense	$8,215
Average stated interest rate	7.95%
Average outstanding balance	$356,538

SB Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that provides for a facility amount of $750,000, of which $250,000 was available as of March 31, 2024 and the remaining $500,000 will become fully available on September 1, 2024. The end of the reinvestment period and the stated maturity date are September 1, 2026 and March 1, 2033, respectively.

In addition, the Fund, as transferor, and ASIF Funding II, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding II certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding II under the SB Funding Facility are secured by substantially all assets held by ASIF Funding II.

Under the SB Funding Facility, the Fund and ASIF Funding II, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The SB Funding Facility includes usual and customary events of default for facilities of this nature. As of March 31, 2024, the Fund and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

As of March 31, 2024, there was $200,000 aggregate principal amount outstanding under the SB Funding Facility. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. As of March 31, 2024, the applicable spread in effect was 2.40%. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility.

For the three months ended March 31, 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SB Funding Facility were as follows:

For the Three Months Ended March 31, 2024
Stated interest expense	$215
Credit facility fees	94
Amortization of debt issuance costs	54
Total interest and credit facility fees expense	$363
Cash paid for interest expense	$—
Average stated interest rate	7.72%
Average outstanding balance	$33,333

6. DERIVATIVE INSTRUMENTS

The Fund enters into derivative instruments from time to time to help mitigate its foreign currency risk exposure.

Certain information related to the Fund’s foreign currency forward derivative instruments as of March 31, 2024 and December 31, 2023 is presented below.

	March 31, 2024
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	19,573	11/16/2026	$14,602	$(14,602)	Other assets
Foreign currency forward contract		£12,035	08/21/2026	14,878	(14,878)	Other assets
Foreign currency forward contract	AUD	9,518	11/17/2026	6,165	(6,165)	Other assets
Foreign currency forward contract		€8,053	04/26/2024	8,807	(8,807)	Other assets
Foreign currency forward contract	AUD	7,290	10/18/2024	4,812	(4,812)	Other assets
Foreign currency forward contract		£3,989	03/31/2026	5,015	(5,015)	Other assets
Foreign currency forward contract	AUD	1,897	02/18/2026	1,255	(1,255)	Other assets
Foreign currency forward contract		€736	03/30/2027	833	(833)	Other assets
Foreign currency forward contract		£480	03/31/2025	583	(583)	Other assets
Foreign currency forward contract		€424	03/26/2025	465	(465)	Other assets
Foreign currency forward contract		€341	03/26/2026	380	(380)	Other assets
Total				$57,795	$(57,795)

	As of December 31, 2023
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		£11,532	08/21/2026	$14,240	$(14,240)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	9,518	11/17/2026	6,165	(6,165)	Accounts payable and other liabilities
Foreign currency forward contract		€7,826	01/26/2024	8,380	(8,380)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	1,391	11/16/2026	1,017	(1,017)	Accounts payable and other liabilities
Foreign currency forward contract		£720	03/31/2026	874	(874)	Accounts payable and other liabilities
Foreign currency forward contract		£480	03/31/2025	583	(583)	Accounts payable and other liabilities
Total				$31,259	$(31,259)

As of March 31, 2024 and December 31, 2023, the counterparty to all of the Fund’s foreign currency forward contracts was Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments recognized by the Fund for the three months ended March 31, 2024 are in the following locations in the consolidated statement of operations:

Derivative Instrument	Statement Location	For the Three Months Ended March 31, 2024
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$—
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions	$779

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Fund had the following commitments to fund various revolving and delayed draw term loans:

	As of
	March 31, 2024	December 31, 2023
Total revolving loan commitments	$90,633	$59,388
Less: funded commitments	(8,709)	(3,020)
Total net unfunded revolving loan commitments	81,924	56,368

Total delayed draw term loan commitments	306,840	278,442
Total net unfunded revolving and delayed draw term loan commitments	$388,764	$334,810

The Fund’s commitment to fund delayed draw loans is generally triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

In addition, as of March 31, 2024 and December 31, 2023, the Fund was party to subscription agreements to fund equity investment commitments as follows:

	As of
	March 31, 2024	December 31, 2023
Total equity commitments	$3,951	$51
Less: funded commitments	(1,605)	—
Total net unfunded equity commitments	$2,346	$51

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

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ the net asset valuation policy and procedures that have been reviewed by the Fund’s board of trustees in connection with their designation of the Fund’s investment adviser as the valuation designee that are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10 (see Note 2 for more information). Consistent with its valuation policies and procedures, the Valuation Designee will evaluate the source of inputs, including any markets in which the Fund’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for some of the investments in the Fund’s portfolio, the fair value of a portion of the Fund’s investments may be determined using unobservable inputs.

    The Fund’s portfolio investments classified as Level 3 are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Valuation Designee may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Fund has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate EV. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Fund does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Valuation Designee considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the Fund and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Fund are substantially illiquid with no active transaction market, the Valuation Designee depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

The following table presents fair value measurements of cash and cash equivalents, investments, derivatives and unfunded revolving and delayed draw loan commitments as of March 31, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$68,497	$—	$—	$68,497

First lien senior secured loans	$—	$1,969,981	$1,170,419	$3,140,400
Second lien senior secured loans	—	35,508	49,280	84,788
Senior subordinated loans	—	2,816	43,883	46,699
Corporate bonds	—	—	10,476	10,476
Collateralized loan obligations	—	—	53,230	53,230
Commercial mortgage-backed securities	—	—	5,042	5,042
Private asset-backed investments	—	—	47,894	47,894
Preferred equity	—	—	42,851	42,851
Other equity	—	—	29,781	29,781
Investments not measured at net asset value	$—	$2,008,305	$1,452,856	$3,461,161
Investments measured at net asset value(1)				1,606
Total investments				$3,462,767

Derivatives - Foreign currency forward contracts	$—	$—	$—	$—
Unfunded revolving and delayed draw loan commitments(2)	$—	$—	$(3,191)	$(3,191)
________________________________________

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of assets and liabilities.

(2)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated statement of assets and liabilities.

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2023:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,972	$—	$—	$57,972

First lien senior secured loans	$—	$1,533,600	$852,371	$2,385,971
Second lien senior secured loans	—	33,236	10,535	43,771
Senior subordinated loans	—	8,379	38,587	46,966
Corporate bonds	—	—	10,507	10,507
Collateralized loan obligations	—	—	22,681	22,681
Commercial mortgage-backed securities	—	—	5,010	5,010
Private asset-backed investments	—	—	11,901	11,901
Preferred equity	—	—	41,033	41,033
Other equity	—	—	9,718	9,718
Total investments	$—	$1,575,215	$1,002,343	$2,577,558

Derivatives - Foreign currency forward contracts	$—	$—	$—	$—
Unfunded revolving and delayed draw loan commitments(1)	$—	$—	$(4,008)	$(4,008)
________________________________________

(1)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated statement of assets and liabilities.

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Fund’s investments categorized within Level 3 as of March 31, 2024 and December 31, 2023. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of March 31, 2024
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$1,080,544	Yield analysis	Market yield	9.2% - 22.0%	12.1%
	87,195	Broker quotes	N/A	N/A	N/A
	2,680	Transaction cost	N/A	N/A	N/A
Second lien senior secured loans	49,280	Yield analysis	Market yield	12.6% - 17.3%	13.0%
Senior subordinated loans	43,883	Yield analysis	Market yield	13.9% - 19.2%	17.4%
Corporate bonds	10,476	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	53,230	Broker quotes	N/A	N/A	N/A
Commercial mortgage-backed securities	5,042	Broker quotes	N/A	N/A	N/A
Private asset-backed investments	28,437	Transaction cost	N/A	N/A	N/A
	19,457	Yield analysis	Market yield	3.3% - 10.7%	5.5%
Preferred equity	42,851	EV market multiple analysis	EBITDA multiple	3.0x - 35.3x	22.2x
		Yield analysis	Market yield	9.8%	9.8%
Other equity	29,781	EV market multiple analysis	EBITDA multiple	8.2x - 24.4x	15.4x
Total investments	$1,452,856
____________________________________

(1)Unobservable inputs were weighted by the relative fair value of the investments.

	As of December 31, 2023
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$801,531	Yield analysis	Market yield	9.6% - 21.4%	12.3%
	50,840	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	10,535	Yield analysis	Market yield	11.8%	11.8%
Senior subordinated loans	38,587	Yield analysis	Market yield	13.9% - 19.2%	17.3%
Corporate bonds	10,507	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	22,681	Broker quotes	N/A	N/A	N/A
Commercial mortgage-backed securities	5,010	Broker quotes	N/A	N/A	N/A
Private asset-backed investments	11,901	Yield analysis	Market yield	10.7% - 16.2%	13.1%
Preferred equity	41,033	EV market multiple analysis	EBITDA multiple	9.5x - 32.5x	21.7x
Other equity	9,718	EV market multiple analysis	EBITDA multiple	7.0x - 23.4x	15.5x
Total investments	$1,002,343
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

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2024:

As of and For the Three Months Ended March 31, 2024
Balance as of December 31, 2023	$1,002,343
Net realized gains	1,102
Net unrealized gains	5,067
Purchases	500,262
Sales	(9,497)
Repayments	(50,429)
PIK interest and dividends	3,205
Net accretion of discount on investments	1,615
Net transfers in and/or out of Level 3	(812)
Balance as of March 31, 2024	$1,452,856

Investments were transferred into and out of Level 3 during the three months ended March 31, 2024. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of March 31, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $15,185.

For the three months ended March 31, 2024, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of March 31, 2024, and reported within the net unrealized gains (losses) on investments in the Fund’s consolidated statement of operations, was $5,996.

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2023:

As of and For the Three Months Ended March 31, 2023
Balance as of December 31, 2022	$18,744
Net realized gains	163
Net unrealized losses	(692)
Purchases	98,764
Sales	(11,607)
Repayments	(78)
Net accretion of discount on investments	135
Net transfers in and/or out of Level 3	2,673
Balance as of March 31, 2023	$108,102

Investments were transferred into and out of Level 3 during the three months ended March 31, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of March 31, 2023, the net unrealized depreciation on the investments that use Level 3 inputs was $394.

For the three months ended March 31, 2023, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of March 31, 2023, and reported within the net unrealized gains (losses) on investments in the Fund’s consolidated statement of operations was $(379).

The following are the carrying and fair values of the Fund’s debt obligations as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024			December 31, 2023
	Carrying Value(1)		Fair Value(3)	Carrying Value(1)		Fair Value(3)
Revolving Credit Facility	$245,203		$245,203	$460,325		$460,325
SG Funding Facility	460,000		460,000	250,000		250,000
SB Funding Facility	200,000		200,000	—		—
Total	$905,203	(2)	$905,203	$710,325	(2)	$710,325
____________________________________

(1)The Revolving Credit Facility, SG Funding Facility and SB Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Total principal amount of debt outstanding totaled $905,206 and $710,349 as of March 31, 2024 and December 31, 2023, respectively.

(3)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10.

9. NET ASSETS

The Fund has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 par value per share.

Pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847,098 of the Fund’s Class I shares entered into between the Fund and several investors between November 2022 and ending on January 30, 2023, the Fund called an aggregate of $847,098 from October 6, 2022 through July 31, 2023, and in exchange therefore, the Fund issued approximately 32,402 Class I shares to 61 shareholders, including the investment from the Fund’s sole initial shareholder. Of the $847,098 of commitments called, $96,463 was called during the three months ended March 31, 2023, in exchange for approximately 3,815 Class I shares.

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

The following table summarizes transactions in Common Shares during the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Shares	Amount
Class I
Subscriptions(1)	15,425	$419,424
Distributions reinvested	393	10,682
Repurchased shares, net of early repurchase deduction	(382)	(10,250)
Net increase	15,436	$419,856
Class S
Subscriptions(1)	5,332	$144,981
Distributions reinvested	38	1,049
Repurchased shares, net of early repurchase deduction	(5)	(126)
Net increase	5,365	$145,904
Class D
Subscriptions(1)	719	$19,560
Distributions reinvested	9	242
Net increase	728	$19,802
Total net increase	21,529	$585,562
____________________________________

(1)See Note 11 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the three months ended March 31, 2024 and 2023.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30

NAV Per Share
Class I(1)
January 31, 2023	$25.40
February 28, 2023	$25.58
March 31, 2023	$25.71
____________________________________

(1)The date of the first sale of Class S shares and D shares was August 1, 2023.

Distributions

The Fund’s board of trustees declared monthly regular distributions for each class of its Common Shares. The following table presents the monthly regular distributions that were declared and payable during the three months ended March 31, 2024.

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,120
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
			$0.64290	$39,793

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
			$0.58542	$8,376

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	529
			$0.62600	$1,498

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See Note 11 for subsequent events relating to regular distributions declared by the Fund’s board of trustees.

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

Share Repurchase Program

The Fund has commenced a share repurchase program in which the Fund intends to offer to repurchase, at the discretion of the Fund’s board of trustees, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. The Fund’s board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in its best interest and the best interest of its common shareholders. As a result, share repurchases may not be available each quarter, or at all. The Fund conducts any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. All common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by the Fund, pursuant to the terms of each tender offer, will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Fund’s board of trustees, except that the Fund deducts 2.00% from such NAV for shares that have not been outstanding for at least one year (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Fund could waive the Early Repurchase Deduction in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. See Note 11 for a subsequent event relating to the plan adopted by the Fund pursuant to Rule 18f-3 under the Investment Company Act so the Fund may issue multiple classes of Common Shares (the “Multiple Class Plan”) and the Early Repurchase Deduction.

During the three months ended March 31, 2024, the Fund repurchased approximately 382 Class I shares and 5 Class S shares for a total value of $10,250 and $126, respectively, each of which are net of the Early Repurchase Deduction. The following table presents the share repurchases completed during the three months ended March 31, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
February 29, 2024	387	0.54%	March 20, 2024	$27.19	$10,376	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on January 31, 2024.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2024 and 2023:

	As of and For the Three Months Ended March 31, 2024
	Class I	Class S	Class D
Per Share Data:
Net asset value at beginning of period	$27.22	$27.22	$27.22
Net investment income for period(1)	0.60	0.54	0.59
Net realized and unrealized gains for period(1)	0.12	0.12	0.12
Net increase in net assets resulting from operations	0.72	0.66	0.71
Distributions from net investment income	(0.64)	(0.58)	(0.63)
Total increase in net assets	0.08	0.08	0.08
Net asset value at end of period	$27.30	$27.30	$27.30
Total return based on net asset value(2)	2.59%	2.39%	2.53%
Shares outstanding at end of period	67,378	16,338	2,534
Ratio/Supplemental Data:
Net assets at end of period	$1,839,270	$445,988	$69,172
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.84%	7.69%	7.09%
Ratio of operating expenses (including expense support) to average net assets(3)	5.72%	6.62%	5.97%
Ratio of net investment income to average net assets(3)(5)	8.82%	7.97%	8.59%
Portfolio turnover rate(3)	55%	55%	55%

As of and For the Three Months Ended March 31, 2023
Class I(6)
Per Share Data:
Net asset value, beginning of period	$24.99
Issuances of common shares	0.05
Net investment income for period(1)	0.58
Net realized and unrealized gains for period(1)	0.09
Net increase in net assets	0.72
Net asset value, end of period	$25.71
Total return based on net asset value(2)	2.88%
Shares outstanding, end of period	9,742
Ratio/Supplemental Data:
Net assets, end of period	$250,454
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.30%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	0.61%
Ratio of net investment income to average net assets(3)(5)	9.90%
Portfolio turnover rate(3)	190%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the three months ended March 31, 2024 and 2023, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the three months ended March 31, 2024 and 2023, the ratio of operating expenses to average net assets consisted of the following:

	For the Three Months Ended March 31, 2024
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.39	1.39	1.39
Interest and credit facility fees	3.27	3.27	3.27
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.93	0.93	0.93
Total operating expenses	6.84%	7.69%	7.09%

As of and For the Three Months Ended March 31, 2023
Class I(6)
Base management fee	1.34%
Income based fee and capital gains incentive fee	0.15%
Interest and credit facility fees	2.32%
Other operating expenses	2.49%
Total operating expenses	6.30%
(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

(6)The date of the first sale of Class S shares and D shares was August 1, 2023.

11. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the three months ended March 31, 2024, except as discussed below.

On April 15, 2024, the Fund amended and restated its Revolving Credit Facility. The amendment, among other things, (a) extended the end of the revolving period and the stated maturity date for the Revolving Credit Facility from December 20, 2026 and December 20, 2027, respectively, to April 15, 2028 and April 15, 2029, respectively, (b) increased the aggregate commitments under the Revolving Credit Facility from $800,000 to $1,750,000 and (c) modified certain covenant restrictions. The Revolving Credit Facility also provides for a feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $2,625,000.

On April 1, 2024, the Fund issued and sold approximately 18,281 Common Shares (consisting of 16,207 Class I shares, 1,842 Class S shares and 232 Class D shares at an offering price of $27.30 per share for each class of share), and received approximately $499,064 as payment for such shares.

The Fund received approximately $298,295 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective May 1, 2024. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of April 2024 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2024. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, May 1, 2024.

On May 8, 2024, the Fund amended and restated the Multiple Class Plan to provide that the Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold the Fund's Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder's Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.

As previously disclosed, on March 14, 2024, the Fund announced the declaration of regular monthly gross distributions for May and June 2024. On May 10, 2024, the Fund announced the declaration of regular monthly gross distributions for July, August and September 2024, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
May 31, 2024	June 25, 2024	$0.21430	$0.21430	$0.21430
June 28, 2024	July 24, 2024	$0.21430	$0.21430	$0.21430
July 31, 2024	August 23, 2024	$0.21430	$0.21430	$0.21430
August 30, 2024	September 23, 2024	$0.21430	$0.21430	$0.21430
September 30, 2024	October 23, 2024	$0.21430	$0.21430	$0.21430
______________________________________________________________________________

(1)The distributions for each class of the Fund’s Common Shares will be paid on or about the payment dates above.
These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions received by shareholders of each of the Class S shares and Class D shares will be equal to the gross distributions in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of the Fund’s Common Shares as of their respective record dates. Class I shares have no shareholder servicing and/or distribution fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024 (the “Annual Report”) and in this Quarterly Report.

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We seek to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which we generally define as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. We expect that a majority of our investments will be in directly originated loans. For cash management and other purposes, we also intend to invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. We primarily invest in illiquid and restricted investments, and while most of our investments are expected to be in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we may also invest from time to time in non-U.S. companies. Our portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our investment adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under our Facilities (as defined below) and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. See “Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us” in our Annual Report. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations, while retaining all or most of the exposure to the performance of these investments. See “Risk Factors—Risks Relating to Our Business and Structure—We may form or invest in one or more CLOs, which may subject us to certain structured financing risks” in our Annual Report. Our investments are subject to a number of risks. See “Risk Factors" below and “Risk Factors” in our Annual Report.

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

MACROECONOMIC ENVIRONMENT

During the first quarter of 2024, credit markets posted positive returns, driven by sustained economic growth, a healthy level of corporate earnings and further stability in the capital markets and U.S. banking system. Against this strength, the Federal Reserve has signaled a continued willingness to maintain its restrictive monetary policies given persistent levels of inflation.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2024 and 2023 is presented below.

	For the Three Months Ended March 31,
(dollar amounts in thousands)	2024	2023
New investment commitments(1):
Total new investment commitments(2)	$1,346,862	$358,114
Less: investment commitments exited(3)	(409,282)	(114,805)
Net investment commitments	$937,580	$243,309
Principal amount of investments funded:
First lien senior secured loans	$1,154,845	$335,114
Second lien senior secured loans	41,742	9,420
Senior subordinated loans	7,420	250
Collateralized loan obligations	33,804	—
Private asset-backed investments	39,405	—
Preferred equity	20	—
Other equity	20,238	250
Total	$1,297,474	$345,034
Principal amount of investments sold or repaid:
First lien senior secured loans	$399,515	$114,472
Senior subordinated loans	8,483	250
Collateralized loan obligations	3,454	—
Private asset-backed investments	3,093	—
Total	$414,545	$114,722
Weighted average remaining term for investment commitments (in months)	67	70
Percentage of new investment commitments at floating rates	95%	100%
Weighted average yield(4):
Funded during the period at amortized cost	10.3%	9.2%
Funded during the period at fair value	10.1%	9.2%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three months ended March 31, 2024 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded approximately $1.3 billion and $344 million for the three months ended March 31, 2024 and 2023, respectively.

(3)Includes funded commitments. For the three months ended March 31, 2024 and 2023, investment commitments exited included exits of unfunded commitments of $5.3 million and $0.1 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of March 31, 2024 and December 31, 2023, our investments consisted of the following:

	As of
	March 31, 2024		December 31, 2023
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$3,119,005	$3,140,400	$2,369,207	$2,385,971
Second lien senior secured loans	84,393	84,788	43,237	43,771
Senior subordinated loans	47,094	46,699	46,631	46,966
Corporate bonds	10,000	10,476	10,000	10,507
Collateralized loan obligations	52,850	53,230	22,500	22,681
Commercial mortgage-backed securities	4,988	5,042	4,988	5,010
Private asset-backed investments	48,098	47,894	11,786	11,901
Preferred equity	39,783	42,851	39,500	41,033
Other equity	29,173	31,387	8,935	9,718
Total	$3,435,384	$3,462,767	$2,556,784	$2,577,558
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three months ended March 31, 2024 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of March 31, 2024 and December 31, 2023 were as follows:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.6%	10.6%	10.7%	10.6%
Total portfolio(2)	10.4%	10.4%	10.5%	10.4%
First lien senior secured loans(3)	10.5%	10.4%	10.6%	10.5%
Second lien senior secured loans(3)	12.9%	12.8%	12.8%	12.6%
Senior subordinated loans(3)	16.3%	16.5%	15.4%	15.3%
Corporate bonds(3)	9.4%	9.0%	9.4%	9.0%
Collateralized loan obligations(3)	10.3%	10.3%	10.2%	10.1%
Commercial mortgage-backed securities(3)	10.5%	10.3%	10.4%	10.4%
Private asset-backed investments(3)	10.5%	10.5%	11.2%	11.2%
Other income producing equity securities(4)	9.0%	8.7%	9.0%	8.9%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024				December 31, 2023
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$15,133	0.5%	1	0.3%	$15,112	0.6%	1	0.4%
Grade 3	3,442,671	99.4	325	99.4	2,557,743	99.2	257	99.2
Grade 2	4,963	0.1	1	0.3	4,703	0.2	1	0.4
Grade 1	—	—	—	—	—	—	—	—
Total	$3,462,767	100.0%	327	100.0%	$2,577,558	100.0%	259	100.0%

As of March 31, 2024 and December 31, 2023, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of March 31, 2024 and December 31, 2023, none of the loans were on non-accrual status.

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

Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three months ended March 31, 2024 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three months ended March 31, 2024 for more information on the Expense Support and Conditional Reimbursement Agreement.

RESULTS OF OPERATIONS

For the three months ended March 31, 2024 and 2023

Operating results for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Total investment income	$77,683	$5,352
Total expenses	37,345	3,205
Expense support	(5,969)	(2,895)
Net expenses	31,376	310
Net investment income before income taxes	46,307	5,042
Income tax expense, including excise tax	228	—
Net investment income	46,079	5,042
Net realized gains on investments and foreign currency transactions	2,960	1,340
Net unrealized gains (losses) on investments and foreign currency transactions	8,104	(490)
Net increase in net assets resulting from operations	$57,143	$5,892

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Interest income from investments	$75,406	$5,246
Dividend income	483	—
Other income	1,794	106
Total investment income	$77,683	$5,352

Total investment income for the three months ended March 31, 2024 increased from the comparable period in 2023 primarily as a result of an increase in the average size of our investment portfolio. The average size and the weighted average yield of our portfolio at amortized cost for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in thousands)	2024	2023
Average size of portfolio(1)	$2,988,578	$221,795
Weighted average yield on portfolio	10.2%	9.7%
_______________________________________________________________________________

(1)Includes non-interest earning investments.

Operating Expenses

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Interest and credit facility fees	$17,412	$1,181
Base management fee	6,649	684
Income based fee	6,051	—
Capital gains incentive fee(1)	1,383	74
Offering expenses	1,792	—
Shareholder servicing and distribution fees
Class S	822	—
Class D	40	—
Administrative and other fees	1,332	684
Other general and administrative	1,864	582
Total expenses	37,345	3,205
Expense support	(5,969)	(2,895)
Net expenses	$31,376	$310
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three months ended March 31, 2024 and 2023, were comprised of the following:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Stated interest expense	$14,897	$310
Credit facility fees	1,508	569
Amortization of debt issuance costs	1,007	302
Total interest and credit facility fees	$17,412	$1,181

Stated interest expense for the three months ended March 31, 2024 increased from the comparable period in 2023 primarily due to increased borrowings under our revolving facilities. Our weighted average stated interest rate on debt outstanding for the three months ended March 31, 2024 increased from the comparable period in 2023 primarily due to the higher utilization of our floating revolving facilities. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in thousands)	2024	2023
Average debt outstanding	$804,085	$18,500
Weighted average stated interest rate on debt outstanding	7.3%	6.7%

Base management fee for the three months ended March 31, 2024 increased from the comparable period in 2023 primarily due to the increase in the average size of our portfolio.

Income based fee for the three months ended March 31, 2024 increased from the comparable period in 2023 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three months ended March 31, 2024 being higher than in the comparable period in 2023.

For the three months ended March 31, 2024 and 2023, the capital gains incentive fee calculated in accordance with GAAP was $1.4 million and $74 thousand, respectively. The capital gains incentive fee accrual for the three months ended March 31, 2024 changed from the comparable period in 2023 primarily due to net gains on investments and foreign currency transactions of $11.1 million compared to $850 thousand for the three months ended March 31, 2023. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2024, there was approximately $4.5 million of capital gains incentive fee accrued in accordance with GAAP. As of March 31, 2024, there was no capital gains incentive fee actually payable under our investment advisory and management agreement.

Our investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. See Note 3 to our consolidated financial statements for the three months ended March 31, 2024, for more information on the base management fee, income based fee and capital gains incentive fee.

Offering expenses include expenses incurred in connection with our continuous offering of Common Shares (as defined below). Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three months ended March 31, 2024, for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the three months ended March 31, 2024 and 2023, total other expenses was approximately $5.9 million and $1.3 million, respectively, which is comprised of shareholder servicing and distribution fees, administrative and other fees, offering expenses and other general and administrative expenses. Total other expenses for the three months ended March 31, 2024 increased from the comparable period in 2023 as a result of our continuous registered offering of Common Shares, which began on August 1, 2023.

Income Tax Expense, Including Excise Tax

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other requirements, meet certain source-of-income and asset diversification requirements and timely distribute to our shareholders at least 90% of our investment company taxable income, as defined by the Code, for each year. We have made and intend to continue to make the requisite distributions to our shareholders which will generally relieve us from U.S. federal corporate-level income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2024, we recorded an expense of $0.2 million for U.S. federal excise tax.

Net Realized and Unrealized Gains/Losses

For the three months ended March 31, 2024 and 2023, we recorded net realized gains on investments of $3.1 million and $1.3 million, respectively, primarily from full or partial sales of our debt investments. For the three months ended March 31, 2024, we also recognized net realized losses on foreign currency transactions of $0.1 million.

For the three months ended March 31, 2024 and 2023, we recorded net unrealized gains on investments of $7.4 million and $0.5 million, respectively. For the three months ended March 31, 2024, we also recognized net unrealized gains on foreign currency transactions of $0.7 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our current liquidity and capital resources are expected to be generated primarily from the proceeds received from the sale of common shares of beneficial interest, including Class I shares, Class S shares and Class D shares (“Common Shares”), pursuant to our registration statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023 (as amended and supplemented, the “Registration Statement”) on a continuous basis at a price per share equal to the then-current net asset value (“NAV”) per share, cash flows from our operations and advances from our credit facilities (the Revolving Credit Facility, the SG Funding Facility and SB Funding Facility (each as defined below, and together, the “Facilities”)). Further, we expect to generate additional liquidity and capital resources from the net proceeds of any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our investment adviser and our administrator), (iii) the cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of March 31, 2024, we had approximately $68 million in cash and cash equivalents and $905 million in total aggregate principal amount of debt outstanding ($905 million at carrying value) and our asset coverage was 360%. Subject to borrowing base and other restrictions, we had approximately $1.5 billion available for additional borrowings under the Facilities as of March 31, 2024.

We have implemented a share repurchase program pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. We conduct any such repurchases of our Common Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. We may from time to time seek to retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of common stock or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under the Facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity Capital Activities

Pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847.1 million of our Class I shares entered into between us and several investors between November 2022 and ending on January 30, 2023 (the “Seed Investment Agreements”), we called an aggregate of $847.1 million from October 6, 2022 through July 31, 2023, and in exchange therefore, we issued approximately 32,402,451 Class I shares to 61 shareholders, including the investment from our sole initial shareholder.

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

The following table summarizes transactions in Common Shares during the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
(in thousands)	Shares	Amount
Class I
Subscriptions(1)	15,425	$419,424
Distributions reinvested	393	10,682
Repurchased shares, net of early repurchase deduction	(382)	(10,250)
Net increase	15,436	$419,856
Class S
Subscriptions(1)	5,332	$144,981
Distributions reinvested	38	1,049
Repurchased shares, net of early repurchase deduction	(5)	(126)
Net increase	5,365	$145,904
Class D
Subscriptions(1)	719	$19,560
Distributions reinvested	9	242
Net increase	728	$19,802
Total net increase	21,529	$585,562
____________________________________

(1)See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three months ended March 31, 2024 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the three months ended March 31, 2024.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30

Distributions

Our board of trustees declared monthly regular distributions for each class of our Common Shares. The following table presents the monthly regular distributions that were declared and payable during the three months ended March 31, 2024 (dollars in thousands except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,120
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
			$0.64290	$39,793

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
			$0.58542	$8,376

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	529
			$0.62600	$1,498

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three months ended March 31, 2024 for a subsequent event relating to regular distributions declared by our board of trustees.

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

Share Repurchase Program

We have implemented a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all our shareholders and filed with the SEC on Schedule TO. All our common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us pursuant to the terms of each tender offer, will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deduct 2.00% from such NAV for shares that have not been outstanding for at least one year (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. We could waive the Early Repurchase Deduction in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders. See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three months ended March 31, 2024 for a subsequent event relating to the plan adopted by us pursuant to Rule 18f-3 under the Investment Company Act so we may issue multiple classes of Common Shares (the “Multiple Class Plan”) and the Early Repurchase Deduction.

During the three months ended March 31, 2024, we repurchased 382,484 Class I shares and 4,749 Class S shares for a total value of $10.3 million and $0.1 million, respectively, each of which are net of the Early Repurchase Deduction. The following table presents the share repurchases completed during the three months ended March 31, 2024 (dollars in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
February 29, 2024	387,233	0.54%	March 20, 2024	$27.19	$10,376	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on January 31, 2024.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

Debt Capital Activities

Our outstanding debt as of March 31, 2024 and December 31, 2023 was as follows:

	As of
	March 31, 2024				December 31, 2023
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$800,000	(2)	$245,206	$245,203	$800,000	(2)	$460,349	$460,325
SG Funding Facility	1,400,000	(3)	460,000	460,000	1,000,000	(3)	250,000	250,000
SB Funding Facility	750,000	(4)	200,000	200,000	—		—	—
Total	$2,950,000		$905,206	$905,203	$1,800,000		$710,349	$710,325
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility and SB Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $1.1 billion.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.0 billion.

(4)As of March 31, 2024, $250 million of the total commitment was available under the SB Funding Facility and subject to borrowing base and other restrictions. See additional information below.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that as of March 31, 2024, allowed us to borrow up to $800 million at any one time outstanding. As of March 31, 2024, the end of the revolving period and the stated maturity date were December 20, 2026 and December 20, 2027, respectively. As of March 31, 2024, the Revolving Credit Facility also provided for a feature that allowed us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $1.1 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. We are also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of March 31, 2024, there was approximately $245 million aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See “Recent Developments,” as well as Note 11 to our consolidated financial statements for the three months ended March 31, 2024 for a subsequent event related to the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”) are a party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that provides for a facility amount of $1.4 billion. The end of the revolving period and the stated maturity date are July 26, 2026 and July 26, 2028, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.0 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin that is a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consists of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that consists of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that does not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans outstanding under the SG Funding Facility by the percentage of the collateral pool that does not consist of broadly syndicated loans. From and after the six-month anniversary of the effective date of the SG Funding Facility, the applicable margin will be subject to a floor of 2.75% per annum. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of March 31, 2024, there was $460 million aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

SB Funding Facility

We and our wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”) are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that provides for a facility amount of $750 million, of which $250 million was available as of March 31, 2024 and the remaining $500 million will become fully available on September 1, 2024. The end of the reinvestment period and the stated maturity date are September 1, 2026 and March 1, 2033, respectively. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility. As of March 31, 2024, there was $200 million aggregate principal amount outstanding under the SB Funding Facility and we and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

RECENT DEVELOPMENTS

On April 15, 2024, we amended and restated our Revolving Credit Facility. The amendment, among other things, (a) extended the end of the revolving period and the stated maturity date for the Revolving Credit Facility from December 20, 2026 and December 20, 2027, respectively, to April 15, 2028 and April 15, 2029, respectively, (b) increased the aggregate commitments under the Revolving Credit Facility from $800 million to $1.8 billion and (c) modified certain covenant restrictions. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $2.6 billion.

On April 1, 2024, we issued and sold 18,280,736 Common Shares (consisting of 16,206,535 Class I shares, 1,841,856 Class S shares and 232,345 Class D shares at an offering price of $27.30 per share for each class of share), and we received approximately $499 million as payment for such shares.

We received approximately $298 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective May 1, 2024. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of April 2024 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2024. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, May 1, 2024.

On May 8, 2024, we amended and restated the Multiple Class Plan to provide that the Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder's Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.

As previously disclosed, on March 14, 2024, we announced the declaration of regular monthly gross distributions for May and June 2024. On May 10, 2024, we announced the declaration of regular monthly gross distributions for July, August and September 2024, in each case for each class of our Common Shares. The following table presents the regular gross monthly distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
May 31, 2024	June 25, 2024	$0.21430	$0.21430	$0.21430
June 28, 2024	July 24, 2024	$0.21430	$0.21430	$0.21430
July 31, 2024	August 23, 2024	$0.21430	$0.21430	$0.21430
August 30, 2024	September 23, 2024	$0.21430	$0.21430	$0.21430
September 30, 2024	October 23, 2024	$0.21430	$0.21430	$0.21430
______________________________________________________________________________

(1)The distributions for each class of our Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in our Common Shares for shareholders participating in our distribution reinvestment plan. The net distributions received by shareholders of each of the Class S shares and Class D shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of our Common Shares as of their respective record dates. Class I shares have no shareholder servicing and/or distribution fees.

CRITICAL ACCOUNTING ESTIMATES

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this prospectus. See Note 2 to our consolidated financial statements for the three months ended March 31, 2024 for more information on our critical accounting policies.

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

Pursuant to Rule 2a-5 under the Investment Company Act, our board of trustees has designated our investment adviser as our valuation designee (the “Valuation Designee”) to perform fair value determinations for investments held by us without readily available market quotations, subject to the oversight by our board of trustees. All investments are recorded at their fair value.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third‑party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments at least quarterly (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing our financial statement audit.

Investments in our portfolio that do not have a readily available market are valued at fair value as determined in good faith by the Valuation Designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Valuation Designee considers the pricing indicated by the external event to corroborate the valuation.

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

•Preliminary valuations are reviewed and discussed by the valuation committee of the Valuation Designee.

•For portfolio investments selected for review by an IVP,

◦Relevant information related to the portfolio investment is made available by the Valuation Designee to the IVP, who does not independently verify such information.

◦The IVP reviews and analyzes the information provided by the Valuation Designee, along with relevant market and economic data, and independently determines a range of values for each of the selected portfolio investments.

◦The IVP provides its analysis to the Valuation Designee to support the IVP’s valuation methodology and calculations.

•The valuation committee of the Valuation Designee determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of the IVPs, where applicable.

•For portfolio investments selected for review by an IVP, a positive assurance opinion or independent valuation report is issued by the IVP that confirms the fair value determined by the Valuation Designee for a selected portfolio investment is within the range of values independently calculated by such IVP.

When the Valuation Designee determines our NAV as of the last day of a month that is not also the last day of a calendar quarter, the Valuation Designee intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Valuation Designee will generally value such assets at the most recent quarterly valuation unless the Valuation Designee determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Valuation Designee determines such a change has occurred with respect to one or more investments, the Valuation Designee will determine whether to update the value for each relevant investment.

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

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ the net asset valuation policy and procedures that have been reviewed by our board of trustees in connection with their designation of our investment adviser as our valuation designee and are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10. Consistent with its valuation policies and procedures, the Valuation Designee evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Because there may not be a readily available market value for some of the investments in our portfolio, the fair value of a portion of our investments may be determined using unobservable inputs.

Our portfolio investments classified as Level 3 are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Valuation Designee may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where we have control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate EV. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where we do not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Valuation Designee considers the current contractual interest rate, the maturity and other terms of the investment relative to the risk of us and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, the Valuation Designee depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

See Note 8 to our consolidated financial statements for the three months ended March 31, 2024 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the rising interest rates, inflationary pressures, the Russia-Ukraine war and more recently the Israel-Hamas war and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business and Structure—Inflation has adversely affected the business, results of operations and financial condition of our portfolio companies” in our Annual Report.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least quarterly (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three months ended March 31, 2024 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates including the current rising interest rate environment” in our Annual Report.

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

As of March 31, 2024, 95% of the investments at fair value in our portfolio were at floating rates, 3% bore interest at fixed rate and 2% were non-income producing. Additionally, 71% of the variable rate investments at fair value contained interest rate floors. The Facilities bear interest at variable rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our March 31, 2024 consolidated statement of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$100	$27	$73
Up 200 basis points	$67	$18	$49
Up 100 basis points	$33	$9	$24
Down 100 basis points	$(33)	$(9)	$(24)
Down 200 basis points	$(67)	$(18)	$(49)
Down 300 basis points	$(100)	$(27)	$(73)
________________________________________

(1)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the three months ended March 31, 2024 for more information on the income based fee.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we, our executive officers, trustees and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our investments in our portfolio companies, and as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser.

We and our investment adviser are also subject to extensive regulation, which, from time to time, results in requests for information from us or our investment adviser or legal or regulatory proceedings or investigations against us or our investment adviser, respectively. We incur significant costs and expenses in connection with any such information requests, proceedings and investigations.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report and those set forth under the caption “Risk Factors” in our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report, and in our Registration Statement on Form N-2 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to Item 3.02 in our Current Reports on Form 8-K filed with SEC on January 23, 2024, February 21, 2024 and March 21, 2024 for information about unregistered sales of our equity securities during the quarter.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust(1)
3.2	Second Amended and Restated Bylaws(2)
10.1
Amendment No. 2 to the Loan and Servicing Agreement, dated as of February 9, 2024, among ASIF Funding I, LLC as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent and swingline lender, the collateral agent and collateral administrator party, and the document custodian party(3)

10.2
Amendment No. 3 to the Loan and Servicing Agreement, dated as of February 27, 2024, among ASIF Funding I, LLC as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent and swingline lender, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian party(4)

10.3	Credit Agreement, dated as of March 1, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer, the lenders from time to time party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian and document custodian(5)
10.4	Contribution Agreement, dated as of March 1, 2024, among Ares Strategic Income Fund, as transferor, and ASIF Funding II, LLC, as transferee(6)
10.5	Amended and Restated Senior Secured Credit Agreement, dated as of April 15, 2024, by and among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(7)
10.6	Second Amended and Restated Multiple Class Plan*
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(1)Incorporated by reference to Exhibit 3.1 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023.
(2)Incorporated by reference to Exhibit 3.2 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023.
(3)Incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on February 13, 2024.
(4)Incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on March 4, 2024.
(5)Incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on March 6, 2024.
(6)Incorporated by reference to Exhibit 10.2 to the Fund’s Form 8-K (File No. 814-01512), filed on March 6, 2024.
(7)Incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on April 19, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES STRATEGIC INCOME FUND

Date: May 10, 2024	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

Date: May 10, 2024	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

Date: May 10, 2024	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer