Form 10-Q
period 2024-06-30
ARES STRATEGIC INCOME FUND
filed 2024-08-13
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of the Registrant’s common shares, $0.01 par value per share, outstanding as of August 9, 2024 was 115,660,650, 22,933,784 and 3,493,447 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$5,317,859	$2,577,558
Non-controlled affiliate company investments	33,569	—
Total investments at fair value (amortized cost of $5,305,488 and $2,556,784, respectively)	5,351,428	2,577,558
Cash and cash equivalents	110,512	57,972
Interest receivable	34,044	18,126
Receivable for open trades	151,110	21,971
Other assets	42,881	29,925
Total assets	$5,689,975	$2,705,552
LIABILITIES
Debt	$1,390,840	$710,325
Base management fee payable	9,854	1,851
Income based fee payable	8,867	4,606
Capital gains incentive fee payable	7,748	3,162
Interest and facility fees payable	9,247	1,656
Payable for open trades	690,619	199,602
Accounts payable and other liabilities	9,697	9,089
Distribution payable	27,164	13,645
Distribution and servicing fee payable	436	224
Total liabilities	2,154,472	944,160
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 128,789 and 64,721 common shares issued and outstanding, respectively	1,288	647
Capital in excess of par value	3,466,487	1,719,185
Accumulated earnings	67,728	41,560
Total net assets	3,535,503	1,761,392
Total liabilities and net assets	$5,689,975	$2,705,552

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$2,848,832	$1,413,632
Common shares outstanding ($0.01 par value, unlimited shares authorized)	103,774	51,943
Net asset value per share	$27.45	$27.22
Class S Shares:
Net assets	$601,897	$298,608
Common shares outstanding ($0.01 par value, unlimited shares authorized)	21,927	10,972
Net asset value per share	$27.45	$27.22
Class D Shares:
Net assets	$84,774	$49,152
Common shares outstanding ($0.01 par value, unlimited shares authorized)	3,088	1,806
Net asset value per share	$27.45	$27.22

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$105,184	$15,013	$180,590	$20,259
Dividend income	1,799	—	2,282	—
Other income	3,025	83	4,819	189
Total investment income from non-controlled/non-affiliate company investments	110,008	15,096	187,691	20,448
From non-controlled affiliate company investments:
Interest income	567	—	567	—
Total investment income from non-controlled affiliate company investments	567	—	567	—
Total investment income	110,575	15,096	188,258	20,448
EXPENSES:
Interest and credit facility fees	24,682	5,334	42,094	6,515
Base management fee	9,854	1,014	16,503	1,698
Income based fee	8,867	813	14,918	813
Capital gains incentive fee	3,259	493	4,642	567
Offering expenses	1,206	683	2,998	683
Shareholder servicing and distribution fees
Class S	1,157	—	1,979	—
Class D	50	—	90	—
Administrative and other fees	1,515	752	2,847	1,436
Other general and administrative	2,151	807	4,015	1,389
Total expenses	52,741	9,896	90,086	13,101
Expense support (Note 3)	(8,673)	(4,648)	(14,642)	(7,543)
Net expenses	44,068	5,248	75,444	5,558
NET INVESTMENT INCOME BEFORE INCOME TAXES	66,507	9,848	112,814	14,890
Income tax expense, including excise tax	235	—	463	—
NET INVESTMENT INCOME	66,272	9,848	112,351	14,890
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	5,029	614	8,111	1,954
Foreign currency transactions	221	—	99	—
Net realized gains	5,250	614	8,210	1,954
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	18,718	3,325	26,093	2,835
Non-controlled affiliate company investments	2,398	—	2,398	—
Foreign currency transactions	(292)	—	437	—
Net unrealized gains	20,824	3,325	28,928	2,835
Net realized and unrealized gains on investments and foreign currency transactions	26,074	3,939	37,138	4,789
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$92,346	$13,787	$149,489	$19,679

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	10.33%	SOFR (Q)	5.00%		08/2028		23,567.7	23,376.5	23,678.2	(2)(7)
Actfy Buyer, Inc. (10)	First lien senior secured loan	10.58%	SOFR (S)	5.25%		05/2031		30,000.0	29,414.3	29,400.0	(2)(7)(12)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (10)	First lien senior secured loan	11.58%	SOFR (Q)	6.25%		07/2030		13,839.1	13,507.9	13,839.1	(2)(5)(7)(12)
	Limited partnership interests	8.00% PIK			10/2023		100,000		102.5	153.8	(2)(5)(12)
									13,610.4	13,992.9
Applied Systems, Inc.	First lien senior secured loan	8.83%	SOFR (Q)	3.50%		02/2031		13,027.6	13,028.1	13,115.6	(2)
AppLovin Corporation	First lien senior secured loan	7.84%	SOFR (M)	2.50%		08/2030		5,586.0	5,572.6	5,588.0	(2)(5)(7)
Aptean, Inc. and Aptean Acquiror Inc. (10)	First lien senior secured loan	10.59%	SOFR (M)	5.25%		01/2031		34,974.0	34,618.6	34,578.1	(2)(7)(12)
BCTO Ignition Purchaser, Inc.	First lien senior secured loan	14.33% PIK	SOFR (Q)	9.00%		10/2030		16,966.6	16,588.8	16,966.6	(2)(5)(7)(12)
BEP Intermediate Holdco, LLC	First lien senior secured loan	9.09%	SOFR (M)	3.75%		04/2031		10,185.0	10,173.8	10,210.5	(2)(12)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (10)	First lien senior secured loan	10.09%	SOFR (Q)	4.75%		06/2030		13,303.7	13,020.7	13,303.7	(2)(7)(12)
	Class A-1 units				06/2023		113,541		113.5	119.0	(12)
									13,134.2	13,422.7
Boxer Parent Company Inc.	First lien senior secured loan	9.34%	SOFR (M)	4.00%		12/2028		9,360.3	9,335.9	9,368.6	(2)(5)
Cast & Crew LLC	First lien senior secured loan	9.09%	SOFR (M)	3.75%		12/2028		7,081.8	7,061.7	7,081.2	(2)(7)
CCC Intelligent Solutions Inc.	First lien senior secured loan	7.71%	SOFR (M)	2.25%		09/2028		6,975.4	6,976.3	6,973.2	(2)(5)(7)
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (10)	First lien senior secured loan	11.83% (3.00% PIK)	SOFR (M)	6.50%		04/2030		38,160.0	37,246.4	37,206.0	(2)(7)(12)
	Series A preferred stock	15.00% PIK			04/2024		22,759		22,815.5	22,758.6	(2)(12)
									60,061.9	59,964.6
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	9.83%	SOFR (Q)	4.50%		03/2031		15,000.0	14,890.0	15,030.5	(2)(7)
	First lien senior secured loan	9.33%	SOFR (B)	4.00%		03/2029		49,656.0	47,962.2	49,581.5	(2)(7)
	Corporate bond	8.25%				06/2032		100.0	100.0	101.9	(2)
	Second lien senior secured notes	9.00%				09/2029		100.0	81.7	97.0	(2)
									63,033.9	64,810.9
Conservice Midco, LLC	First lien senior secured loan	9.34%	SOFR (M)	4.00%		05/2027		27,466.4	27,455.8	27,466.4	(2)
Coupa Holdings, LLC and Coupa Software Incorporated (10)	First lien senior secured loan	10.83%	SOFR (Q)	5.50%		02/2030		4,590.2	4,497.3	4,590.2	(2)(7)(12)
Diligent Corporation (10)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(8)(12)
	First lien senior secured loan	10.34%	SOFR (M)	5.00%		08/2030		20,988.5	20,835.4	20,831.1	(2)(7)(12)
									20,835.4	20,831.1
DS Admiral Bidco, LLC	First lien senior secured loan	9.51%	SOFR (S)	4.25%		06/2031		2,500.0	2,475.0	2,475.0	(12)
Echo Purchaser, Inc. (10)	First lien senior secured loan	10.84%	SOFR (M)	5.50%		11/2029		26,118.8	25,648.7	26,118.8	(2)(7)(12)
Edmunds Govtech, Inc. (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	4.00%		02/2030		301.4	295.8	295.4	(2)(7)(12)
	First lien senior secured loan	10.83%	SOFR (Q)	5.50%		02/2031		3,138.6	3,078.9	3,075.8	(2)(7)(12)
									3,374.7	3,371.2
Ensono, Inc.	First lien senior secured loan	9.46%	SOFR (M)	4.00%		05/2028		8,088.3	7,911.6	8,004.0	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Epicor Software Corporation (10)	First lien senior secured loan	8.59%	SOFR (M)	3.25%		05/2031		19,278.8	19,194.5	19,348.4	(2)(7)
eResearch Technology, Inc.	First lien senior secured loan	9.34%	SOFR (M)	4.00%		02/2027		35,839.4	34,857.6	35,999.2	(2)(7)
	Second lien senior secured loan	13.44%	SOFR (M)	8.00%		02/2028		8,904.5	8,441.2	8,904.5	(2)(12)
									43,298.8	44,903.7
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (10)	First lien senior secured loan	12.46%	SOFR (Q)	7.25%		09/2029		22,593.8	22,200.4	22,593.8	(2)(5)(7)(12)
Flexera Software LLC	First lien senior secured loan	8.83%	SOFR (Q)	3.50%		03/2028		12,776.9	12,769.7	12,810.8	(2)(7)
Fortress Intermediate 3, Inc.	First lien senior secured loan	9.10%	SOFR (M)	3.75%		06/2031		8,000.0	7,960.0	8,000.0	(12)
Gainwell Acquisition Corp.	First lien senior secured loan	9.43%	SOFR (Q)	4.00%		10/2027		14,836.3	14,506.6	14,347.9	(2)(7)
Genesys Cloud Services Holdings I, LLC	First lien senior secured loan	9.21%	SOFR (M)	3.75%		12/2027		9,975.0	9,952.0	10,037.3	(2)(7)
Greeneden U.S. Holdings I, LLC	First lien senior secured loan	8.84%	SOFR (M)	3.50%		12/2027		8,018.3	8,030.9	8,052.7	(2)(7)
Guidepoint Security Holdings, LLC (10)	First lien senior secured loan	11.33%	SOFR (Q)	6.00%		10/2029		6,100.8	5,993.6	6,100.8	(2)(7)(12)
Hakken Midco B.V. (10)	First lien senior secured loan	10.86%	Euribor (Q)	7.00%		07/2030		4,736.5	4,716.0	4,736.5	(2)(5)(7)(12)
Hyland Software, Inc. (10)	First lien senior secured revolving loan					09/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	11.34%	SOFR (M)	6.00%		09/2030		23,777.6	23,459.7	23,777.6	(2)(7)(12)
									23,459.7	23,777.6
Icefall Parent, Inc. (10)	First lien senior secured loan	11.83%	SOFR (Q)	6.50%		01/2030		11,140.8	10,932.8	10,918.0	(2)(7)(12)
Idemia Group S.A.S.	First lien senior secured loan	9.58%	SOFR (Q)	4.25%		09/2028		3,970.1	3,937.4	3,981.2	(2)(5)(7)
Idera, Inc.	First lien senior secured loan	8.83%	SOFR (M)	3.50%		03/2028		8,205.7	8,165.1	8,138.0	(2)(7)
Imprivata, Inc.	First lien senior secured loan	8.83%	SOFR (Q)	3.50%		12/2027		8,134.5	8,162.0	8,165.0	(2)(7)
Instructure Holdings, INC.	First lien senior secured loan	8.35%	SOFR (Q)	2.75%		10/2028		14,542.7	14,496.4	14,518.5	(2)(5)(7)
Internet Truckstop Group LLC (10)	First lien senior secured loan	10.95%	SOFR (S)	5.50%		04/2027		33,285.0	32,954.1	32,952.1	(2)(7)(12)
ISolved, Inc.	First lien senior secured loan	8.83%	SOFR (S)	3.50%		10/2030		12,457.4	12,427.7	12,469.1	(2)
Marcel Bidco GmbH	First lien senior secured loan	9.31%	SOFR (M)	4.00%		11/2030		11,570.3	11,519.2	11,628.2	(2)(5)(7)
McAfee Corp.	First lien senior secured loan	8.58%	SOFR (M)	3.25%		03/2029		2,500.0	2,500.0	2,494.2	(2)(7)
Mermaid Bidco Inc.	First lien senior secured loan	8.76%	SOFR (S)	3.50%		06/2031		4,000.0	3,995.0	4,000.0	(12)
MH Sub I, LLC	First lien senior secured loan	9.59%	SOFR (M)	4.25%		05/2028		3,874.4	3,837.4	3,868.0	(2)(7)
Mitchell International, Inc.	First lien senior secured loan	8.51%	SOFR (S)	3.25%		06/2031		14,700.0	14,626.5	14,553.0	(7)
	Second lien senior secured loan	10.59%	SOFR (S)	5.25%		06/2032		25,000.0	24,875.0	24,859.5	(7)
									39,501.5	39,412.5
Mosel Bidco SE	First lien senior secured loan	9.83%	SOFR (Q)	4.50%		09/2030		8,112.1	8,108.9	8,142.5	(2)(5)(7)(12)
Netsmart, Inc. and Netsmart Technologies, Inc.	First lien senior secured loan	9.21%	SOFR (M)	3.75%		10/2027		44,224.7	44,087.5	44,299.0	(2)(7)
North Star Acquisitionco, LLC and Toucan Bidco Limited (10)	First lien senior secured revolving loan	10.33%	SONIA (Q)	5.00%		05/2029		364.9	353.6	351.7	(2)(5)(7)(12)
	First lien senior secured loan	10.32%	SOFR (S)	5.00%		05/2029		10,934.2	10,881.4	10,879.5	(2)(5)(7)(12)
	First lien senior secured loan	10.20%	SONIA (S)	5.00%		05/2029		1,558.2	1,541.3	1,550.4	(2)(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	10.26%	NIBOR (S)	5.00%		05/2029		2,529.7	2,447.3	2,517.0	(2)(5)(7)(12)
									15,223.6	15,298.6
Open Text Corporation	First lien senior secured loan	7.59%	SOFR (M)	2.25%		01/2030		4,816.3	4,806.1	4,835.0	(2)(5)(7)
Polaris Newco, LLC	First lien senior secured loan	9.59%	SOFR (Q)	4.00%		06/2028		6,190.3	6,139.8	6,184.3	(2)(7)
Project Boost Purchaser, LLC	First lien senior secured loan	8.96%	SOFR (M)	3.50%		06/2026		14,823.2	14,747.0	14,825.2	(2)
	First lien senior secured loan	8.96%	SOFR (M)	3.50%		05/2026		12,483.2	12,464.0	12,483.2	(2)(7)
									27,211.0	27,308.4
Proofpoint, Inc.	First lien senior secured loan	8.34%	SOFR (M)	3.00%		08/2028		41,332.0	41,314.0	41,347.7	(2)(7)
PushPay USA Inc. (10)	First lien senior secured loan	12.23%	SOFR (Q)	6.75%		05/2030		4,608.0	4,492.4	4,608.0	(2)(7)(12)
Qualtrics Acquireco, LLC	First lien senior secured loan	8.08%	SOFR (Q)	2.75%		06/2030		8,441.2	8,428.5	8,441.2	(2)
RealPage, Inc.	First lien senior secured loan	8.46%	SOFR (M)	3.00%		04/2028		13,613.0	13,526.1	13,215.9	(2)(7)
	Second lien senior secured loan	11.96%	SOFR (M)	6.50%		04/2029		45,004.1	44,837.4	44,329.0	(2)(7)(12)
									58,363.5	57,544.9
Severin Acquisition, LLC	First lien senior secured loan	8.33%	SOFR (Q)	3.00%		08/2027		10,409.6	10,392.2	10,435.6	(2)(5)
Sophia, L.P.	First lien senior secured loan	8.94%	SOFR (M)	3.50%		10/2029		13,908.4	13,811.5	13,960.6	(2)(7)
Spark Purchaser, Inc. (10)	First lien senior secured loan	10.83%	SOFR (Q)	5.50%		04/2031		17,297.3	16,963.7	16,951.4	(2)(7)(12)
SS&C Technologies Holdings, Inc.	First lien senior secured loan	7.34%	SOFR (M)	2.00%		05/2031		12,297.5	12,297.5	12,311.3	(2)(5)
Tenable Holdings, Inc.	First lien senior secured loan	8.21%	SOFR (M)	2.75%		07/2028		5,402.4	5,404.8	5,402.4	(2)(5)(7)
UserZoom Technologies, Inc.	First lien senior secured loan	12.81%	SOFR (Q)	7.50%		04/2029		634.4	619.9	628.1	(2)(7)(12)
VS Buyer, LLC	First lien senior secured loan	8.58%	SOFR (M)	3.25%		04/2031		7,580.4	7,562.0	7,589.9	(2)
Webpros Luxembourg S.a.r.l.	First lien senior secured loan	9.34%	SOFR (M)	4.00%		03/2031		9,576.0	9,601.3	9,647.8	(2)(5)(12)
Wellington Bidco Inc. and Wellington TopCo LP (10)	First lien senior secured revolving loan	10.34%	SOFR (Q)	5.00%		06/2030		1,189.7	1,103.9	1,102.9	(2)(7)(12)
	First lien senior secured loan	10.34%	SOFR (Q)	5.00%		06/2030		51,723.3	51,212.2	51,206.0	(2)(7)(12)
	Class A-2 preferred units	8.00% PIK			06/2024		2,106,000		2,117.7	2,106.0	(2)(12)
									54,433.8	54,414.9
ZocDoc, Inc.	First lien senior secured loan	11.83%	SOFR (M)	6.50%		05/2029		32,500.0	30,990.9	32,093.8	(2)(7)(12)

									1,102,949.2	1,110,707.5		31.42%
Health Care Services
Agiliti Health, Inc.	First lien senior secured loan	8.30%	SOFR (Q)	3.00%		05/2030		14,629.4	14,598.8	14,556.2	(2)(5)
Amerivet Partners Management, Inc. and AVE Holdings LP (10)	Subordinated loan	16.50% PIK				12/2030		32,425.1	30,802.1	32,425.1	(2)(12)
	Class A units				03/2024		1,575		1,575.0	1,581.1	(2)(12)
	Class C units				11/2023		3,849		768.4	779.4	(2)(12)
									33,145.5	34,785.6
Amethyst Radiotherapy Group B.V. (10)	First lien senior secured loan	8.90%	Euribor (M)	5.25%		04/2031		2,142.4	2,072.2	2,142.4	(2)(5)(7)(12)
Artivion, Inc. (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	4.00%		01/2030		1,983.0	1,891.3	1,983.0	(2)(5)(7)(12)
	First lien senior secured loan	11.83%	SOFR (Q)	6.50%		01/2030		26,884.3	26,261.4	26,884.3	(2)(5)(7)(12)
									28,152.7	28,867.3
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
athenahealth Group Inc.	First lien senior secured loan	8.59%	SOFR (M)	3.25%		02/2029		33,316.9	32,452.0	33,171.3	(2)(7)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (10)	First lien senior secured loan	12.60% (3.63% PIK)	SOFR (Q)	7.25%		12/2028		26,493.2	25,990.0	25,963.4	(2)(7)(12)
Bracket Intermediate Holding Corp.	First lien senior secured loan	10.43%	SOFR (Q)	5.00%		05/2028		16,358.8	16,202.6	16,406.5	(2)(7)
Concentra Health Services, Inc.	First lien senior secured loan	7.76%	SOFR (S)	2.50%		06/2031		2,540.0	2,536.8	2,546.4	(5)(12)
Confluent Medical Technologies, Inc.	First lien senior secured loan	9.08%	SOFR (Q)	3.75%		02/2029		7,072.0	6,993.5	7,054.3	(2)(7)(12)
Electron Bidco Inc.	First lien senior secured loan	8.46%	SOFR (M)	3.00%		11/2028		10,427.3	10,363.1	10,418.2	(2)(7)
Empower Payments Investor, LLC (10)	First lien senior secured loan	10.48%	SOFR (S)	5.25%		03/2031		12,325.6	12,089.8	12,079.1	(2)(7)(12)
Ensemble RCM, LLC	First lien senior secured loan	8.33%	SOFR (Q)	3.00%		08/2029		27,410.9	27,348.7	27,298.3	(2)
Envisage Management Ltd (10)	First lien senior secured loan	12.74%	SONIA (Q)	7.50%		02/2031		4,461.0	4,296.4	4,461.0	(2)(5)(7)(12)
Financiere Mendel	First lien senior secured loan	8.57%	SOFR (Q)	3.25%		11/2030		7,980.0	7,912.2	8,001.9	(2)(5)
Gentiva Health Services, Inc.	First lien senior secured loan	10.58%	SOFR (M)	5.25%		02/2028		5,787.5	5,800.7	5,798.0	(2)(7)
HuFriedy Group Acquisition LLC (10)	First lien senior secured loan	10.85%	SOFR (S)	5.50%		05/2031		49,016.4	48,048.0	48,036.1	(2)(7)(12)
Lifepoint Health Inc	First lien senior secured loan	10.06%	SOFR (S)	4.75%		11/2028		9,885.6	9,688.4	9,932.5	(2)
	First lien senior secured loan	9.33%	SOFR (Q)	4.00%		05/2031		9,895.0	9,895.8	9,904.3	(2)
									19,584.2	19,836.8
Mamba Purchaser, Inc.	First lien senior secured loan	8.58%	SOFR (M)	3.25%		10/2028		19,732.6	19,639.0	19,712.8	(2)(7)
MED ParentCo, LP	First lien senior secured loan	9.34%	SOFR (M)	4.00%		04/2031		8,093.7	8,064.1	8,082.9	(2)
Medline Borrower, LP	First lien senior secured loan	8.09%	SOFR (M)	2.75%		10/2028		14,524.3	14,481.0	14,543.8	(2)(7)
	First lien senior secured loan	7.76%	SOFR (S)	2.50%		10/2028		17,400.0	17,401.6	17,400.0	(7)
									31,882.6	31,943.8
Next Holdco, LLC (10)	First lien senior secured loan	11.32%	SOFR (Q)	6.00%		11/2030		5,771.7	5,692.8	5,771.7	(2)(7)(12)
Nomi Health, Inc.	First lien senior secured loan	13.57%	SOFR (Q)	8.25%		07/2028		18,611.2	18,120.0	18,238.9	(2)(7)(12)
	Warrant to purchase Series B preferred stock				07/2023	07/2033	10,142		—	0.1	(2)(12)
	Warrant to purchase Class A common stock				06/2024	06/2034	22,661		—	86.5	(2)(12)
									18,120.0	18,325.5
Option Care Health Inc	First lien senior secured loan	7.71%	SOFR (M)	2.25%		10/2028		5,864.8	5,863.6	5,899.0	(2)(5)(7)
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (10)	First lien senior secured revolving loan	9.30%	SOFR (Q)	4.00%		11/2028		0.5	0.5	0.5	(2)(5)(7)(12)
	First lien senior secured loan	12.05%	SOFR (Q)	6.75%		11/2028		21,214.9	20,752.8	20,684.5	(2)(5)(7)(12)
									20,753.3	20,685.0
PointClickCare Technologies Inc.	First lien senior secured loan	8.33%	SOFR (Q)	3.00%		12/2027		7,348.4	7,338.7	7,375.9	(2)(5)(7)
Radnet Management, Inc.	First lien senior secured loan	7.83%	SOFR (Q)	2.50%		04/2031		18,518.2	18,431.7	18,510.4	(2)(5)
Resonetics, LLC	First lien senior secured loan	9.08%	SOFR (S)	3.75%		06/2031		14,952.4	14,955.0	14,971.1	(2)(7)
Select Medical Corporation	First lien senior secured loan	8.34%	SOFR (M)	3.00%		03/2027		10,164.2	10,144.2	10,160.0	(2)(5)
Sharp Midco LLC	First lien senior secured loan	9.08%	SOFR (Q)	3.75%		12/2028		9,798.8	9,755.6	9,847.8	(2)(12)
Sotera Health Holdings, LLC	First lien senior secured loan	8.59%	SOFR (M)	3.25%		05/2031		13,000.0	12,935.5	12,956.7	(2)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Surgery Center Holdings, Inc.	First lien senior secured loan	8.09%	SOFR (S)	2.75%		12/2030		12,536.2	12,535.3	12,555.0	(2)(5)
TEAM Services Group, LLC	First lien senior secured loan	10.01%	SOFR (S)	4.75%		12/2027		5,000.0	4,900.0	4,912.5	(12)
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (10)	First lien senior secured revolving loan	11.83%	SOFR (Q)	6.50%		03/2029		566.0	532.5	566.0	(2)(7)(12)
	First lien senior secured loan	11.98%	SOFR (Q)	6.50%		03/2029		10,620.3	10,368.4	10,620.3	(2)(7)(12)
	Class A interests				03/2023		100		100.0	116.9	(12)
									11,000.9	11,303.2
Viant Medical Holdings, Inc.	First lien senior secured loan	9.21%	SOFR (M)	3.75%		07/2025		45,655.3	45,109.6	45,141.7	(2)
	Second lien senior secured loan	13.21%	SOFR (M)	7.75%		07/2026		150.3	147.8	148.5	(2)
									45,257.4	45,290.2
Waystar Technologies, Inc.	First lien senior secured loan	8.10%	SOFR (S)	2.75%		10/2029		10,766.9	10,754.7	10,766.9	(2)(12)
Zelis Cost Management Buyer, Inc.	First lien senior secured loan	8.09%	SOFR (M)	2.75%		09/2029		15,397.3	15,338.9	15,380.5	(2)

									580,950.5	585,873.7		16.57%
Capital Goods
AI Aqua Merger Sub, Inc.	First lien senior secured loan	9.33%	SOFR (M)	4.00%		07/2028		25,798.5	25,831.6	25,829.2	(2)(7)
	First lien senior secured loan	9.59%	SOFR (M)	4.25%		07/2028		7,507.6	7,508.2	7,513.2	(2)(7)
									33,339.8	33,342.4
Airx Climate Solutions, Inc. (10)	First lien senior secured revolving loan	11.58%	SOFR (M)	6.25%		11/2029		1,330.6	1,261.1	1,330.6	(2)(7)(12)
	First lien senior secured loan	11.53%	SOFR (Q)	6.25%		11/2029		23,447.0	22,922.2	23,447.0	(2)(7)(12)
									24,183.3	24,777.6
ARC Falcon I Inc.	First lien senior secured loan	8.94%	SOFR (M)	3.50%		09/2028		5,984.7	5,969.7	5,960.1	(7)
Artera Services, LLC	First lien senior secured loan	9.83%	SOFR (Q)	4.50%		02/2031		15,975.3	15,972.3	16,032.3	(2)
BCPE Empire Holdings, Inc.	First lien senior secured loan	9.34%	SOFR (M)	4.00%		12/2028		8,977.5	8,965.7	8,973.0	(2)(7)
BGIF IV Fearless Utility Services, Inc. (10)	First lien senior secured loan	10.33%	SOFR (M)	5.00%		06/2031		42,311.3	41,892.2	41,888.2	(2)(7)(12)
Brown Group Holding, LLC	First lien senior secured loan	8.19%	SOFR (M)	2.75%		06/2028		6,682.0	6,674.0	6,672.8	(2)(7)
	First lien senior secured loan	8.34%	SOFR (Q)	3.00%		07/2029		9,362.0	9,345.4	9,350.3	(2)(7)
									16,019.4	16,023.1
Burgess Point Purchaser Corporation	First lien senior secured loan	10.69%	SOFR (M)	5.25%		07/2029		70,153.8	66,884.7	67,798.7	(2)(7)
Chart Industries, Inc.	First lien senior secured loan	8.68%	SOFR (M)	3.25%		03/2030		13,277.4	13,231.6	13,310.6	(2)(5)(7)
	First lien senior secured loan	7.76%	SOFR (S)	2.50%		03/2030		1,285.2	1,285.2	1,288.4	(5)(7)
									14,516.8	14,599.0
Chillaton Bidco Limited (10)	First lien senior secured loan	11.70%	SONIA (S)	6.50%		05/2031		3,767.8	3,625.3	3,767.8	(2)(5)(7)(12)
Clarios Global LP	First lien senior secured loan	8.34%	SOFR (M)	3.00%		05/2030		7,733.1	7,714.2	7,742.8	(2)
	First lien senior secured loan	8.01%	SOFR (S)	2.75%		06/2030		409.9	409.9	410.4
									8,124.1	8,153.2
CP Atlas Buyer Inc	First lien senior secured loan	9.19%	SOFR (M)	3.75%		11/2027		7,214.7	7,110.5	7,027.8	(2)(7)
CPIG Holdco Inc. (10)	First lien senior secured revolving loan	10.15%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(2)(7)(9)(12)
	First lien senior secured loan	12.43%	SOFR (Q)	7.00%		04/2028		14,887.5	14,546.0	14,887.5	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									14,546.5	14,888.0
Crown Subsea Communications Holding, Inc.	First lien senior secured loan	10.08%	SOFR (S)	4.75%		01/2031		2,527.4	2,508.2	2,529.5	(2)(7)
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc. (10)	First lien senior secured loan	11.33%	SOFR (Q)	6.00%		10/2030		22,357.8	21,853.3	22,357.8	(2)(7)(12)
Dynasty Acquisition Co., Inc.	First lien senior secured loan	8.84%	SOFR (M)	3.50%		08/2028		22,653.7	22,565.2	22,721.9	(2)
FCG Acquisitions, Inc.	First lien senior secured loan	8.91%	SOFR (Q)	3.75%		03/2028		5,238.5	5,236.3	5,234.6	(7)
Gates Global LLC	First lien senior secured loan	7.59%	SOFR (M)	2.25%		06/2031		859.4	859.4	859.9	(5)(7)
Gulfside Supply Inc.	First lien senior secured loan	8.33%	SOFR (S)	3.00%		05/2031		6,370.4	6,355.4	6,370.4	(12)
Helix Acquisition Holdings, Inc.	First lien senior secured loan	12.43%	SOFR (Q)	7.00%		03/2030		14,188.7	13,839.2	14,188.7	(2)(7)(12)
Husky Injection Molding Systems Ltd.	First lien senior secured loan	10.33%	SOFR (S)	5.00%		02/2029		15,000.0	14,782.8	15,025.1	(2)(5)
Kaman Corporation	First lien senior secured loan	8.83%	SOFR (Q)	3.50%		04/2031		16,750.0	16,774.8	16,833.8	(2)(7)
Kodiak Building Partners Inc.	First lien senior secured loan	9.08%	SOFR (Q)	3.75%		03/2028		6,733.1	6,701.1	6,766.8	(2)
Pike Corporation	First lien senior secured loan	8.46%	SOFR (M)	3.00%		01/2028		7,535.6	7,535.6	7,546.1	(2)
Pro Mach Group, Inc.	First lien senior secured loan	8.84%	SOFR (M)	3.50%		08/2028		3,491.3	3,491.3	3,506.3	(2)(7)
Propulsion (BC) Newco LLC	First lien senior secured loan	9.08%	SOFR (Q)	3.75%		09/2029		12,788.9	12,787.2	12,818.2	(2)(5)(7)
Resideo Funding Inc.	First lien senior secured loan	7.34%	SOFR (S)	2.00%		02/2028		1,870.2	1,870.2	1,870.2	(2)(5)
	First lien senior secured loan	7.51%	SOFR (S)	2.25%		06/2031		3,125.0	3,125.0	3,115.3	(5)
									4,995.2	4,985.5
Specialty Building Products Holdings, LLC	First lien senior secured loan	9.19%	SOFR (M)	3.75%		10/2028		11,520.9	11,449.5	11,447.6	(2)(7)
SPX Flow, Inc.	First lien senior secured loan	8.84%	SOFR (M)	3.50%		04/2029		10,382.9	10,425.8	10,438.2	(2)(7)
Star US Bidco LLC	First lien senior secured loan	9.69%	SOFR (M)	4.25%		03/2027		8,851.4	8,819.4	8,875.0	(2)(7)
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (10)	First lien senior secured loan	10.35%	SOFR (S)	5.00%		05/2031		32,448.1	31,967.5	31,961.4	(2)(7)(12)
	Series A common units				05/2024		996		996.0	996.0	(2)(12)
									32,963.5	32,957.4
TransDigm Inc.	First lien senior secured loan	7.84%	SOFR (Q)	2.50%		02/2031		24,080.8	24,074.3	24,129.0	(2)(5)(7)
	First lien senior secured loan	8.08%	SOFR (Q)	2.75%		03/2030		16,598.1	16,645.6	16,624.7	(2)(5)
	First lien senior secured loan	8.08%	SOFR (Q)	2.75%		08/2028		2,456.9	2,466.1	2,460.5	(5)
									43,186.0	43,214.2
WEC US Holdings Ltd.	First lien senior secured loan	8.09%	SOFR (M)	2.75%		01/2031		20,817.8	20,765.8	20,822.3	(2)
White Cap Supply Holdings, LLC	First lien senior secured loan	8.58%	SOFR (S)	3.25%		10/2029		4,000.0	3,990.0	4,005.2
Wilsonart LLC	First lien senior secured loan	8.68%	SOFR (Q)	3.25%		12/2026		24,904.7	24,806.6	24,901.2	(2)(7)

									557,841.9	561,636.9		15.89%
Consumer Services
Allwyn Entertainment Financing (US) LLC	First lien senior secured loan	7.76%	SOFR (S)	2.50%		06/2031		7,750.0	7,738.8	7,750.0	(5)
Alterra Mountain Company	First lien senior secured loan	9.01%	SOFR (S)	3.75%		05/2030		1,420.0	1,420.0	1,426.2
	First lien senior secured loan	8.59%	SOFR (M)	3.25%		08/2028		2,308.8	2,299.2	2,312.6	(2)
	First lien senior secured loan	8.84%	SOFR (M)	3.50%		05/2030		7,867.6	7,865.1	7,902.1	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									11,584.3	11,640.9
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	11.83%	SOFR (Q)	6.50%		10/2029		911.0	865.9	911.0	(2)(7)(12)
	First lien senior secured loan	12.33% (2.00% PIK)	SOFR (Q)	7.00%		10/2030		31,326.5	30,610.6	31,326.5	(2)(7)(12)
	Series B common units				10/2023		45,351		1,250.0	1,564.3	(12)
									32,726.5	33,801.8
Belfor Holdings, Inc.	First lien senior secured loan	9.09%	SOFR (M)	3.75%		11/2030		15,395.1	15,276.8	15,472.1	(2)(7)
Bulldog Purchaser Inc.	First lien senior secured loan	9.76%	SOFR (S)	4.50%		06/2031		6,850.0	6,815.8	6,875.7	(7)
Caesars Entertainment Inc	First lien senior secured loan	8.10%	SOFR (Q)	2.75%		02/2030		8,081.5	8,071.2	8,073.9	(2)(5)(7)
	First lien senior secured loan	8.10%	SOFR (Q)	2.75%		02/2031		6,982.5	6,966.0	6,975.9	(2)(5)(7)
									15,037.2	15,049.8
ClubCorp Holdings, Inc.	First lien senior secured loan	10.60%	SOFR (Q)	5.00%		09/2026		7,785.7	7,669.5	7,814.9	(2)
Equinox Holdings, Inc.	First lien senior secured loan	13.58% (4.13% PIK)	SOFR (Q)	8.25%		03/2029		42,187.3	40,787.7	41,132.6	(2)(7)(12)
	Second lien senior secured loan	16.00% PIK				06/2027		3,512.1	3,420.9	3,406.8	(2)(12)
									44,208.6	44,539.4
Eternal Aus Bidco Pty Ltd (10)	First lien senior secured loan	10.64%	BBSY (Q)	6.25%		11/2029		6,565.3	6,360.1	6,565.3	(2)(5)(7)(12)
Excel Fitness Consolidator LLC (10)	First lien senior secured loan	10.83%	SOFR (Q)	5.50%		04/2029		9,300.0	9,124.1	9,300.0	(2)(7)(12)
Fertitta Entertainment, LLC	First lien senior secured loan	9.08%	SOFR (M)	3.75%		01/2029		21,182.4	21,171.7	21,195.8	(2)(7)
Flint OpCo, LLC (10)	First lien senior secured loan	10.59%	SOFR (Q)	5.25%		08/2030		9,949.8	9,762.5	9,949.8	(2)(7)(12)
	First lien senior secured loan	10.10%	SOFR (M)	4.75%		08/2030		195.1	165.3	164.7	(2)(7)(12)
									9,927.8	10,114.5
Gems Menasa (Cayman) Limited	First lien senior secured loan	10.21%	SOFR (M)	4.75%		07/2026		11,787.9	11,827.1	11,818.4	(2)(5)(7)
GroundWorks, LLC (10)	First lien senior secured loan	8.83%	SOFR (M)	3.50%		03/2031		12,556.8	12,476.6	12,543.2	(2)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (10)	First lien senior secured loan	12.08%	SOFR (Q)	6.75%		04/2030		11,464.7	11,120.5	11,464.7	(2)(7)(12)
	Class A common units				04/2023		100		100.0	82.9	(2)(12)
									11,220.5	11,547.6
Helios Service Partners, LLC and Astra Service Partners, LLC (10)	First lien senior secured loan	11.85%	SOFR (Q)	6.25%		03/2027		8,746.0	8,619.1	8,746.0	(2)(7)(12)
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (10)	First lien senior secured revolving loan	14.25%	Base Rate (Q)	5.75%		12/2028		68.2	58.0	68.2	(2)(5)(7)(12)
	First lien senior secured loan	12.19%	SOFR (Q)	6.75%		12/2028		4,398.2	4,299.4	4,398.2	(2)(5)(7)(12)
	First lien senior secured loan	11.03%	CDOR (M)	6.00%		12/2028		1,182.2	1,074.2	1,174.8	(2)(5)(7)(12)
	First lien senior secured loan	11.43%	SOFR (Q)	6.00%		12/2028		495.8	450.5	492.7	(2)(5)(7)(12)
	Class A units				12/2022		50,000		50.0	63.1	(2)(12)
									5,932.1	6,197.0
IRB Holding Corp.	First lien senior secured loan	8.19%	SOFR (M)	2.75%		12/2027		23,318.0	23,264.4	23,292.8	(2)(7)
KUEHG Corp	First lien senior secured loan	9.83%	SOFR (Q)	4.50%		06/2030		8,470.0	8,484.7	8,496.5	(2)(7)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	9.34%	SOFR (S)	4.00%		08/2028		5,943.0	5,915.7	5,976.4	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (10)	First lien senior secured loan	12.98%	SOFR (Q)	7.50%		12/2027		16,486.9	16,166.5	16,486.9	(2)(7)(12)
	Limited partnership interests				12/2022		133,000		133.0	176.8	(12)
									16,299.5	16,663.7
Mister Car Wash Holdings, Inc.	First lien senior secured loan	8.34%	SOFR (M)	3.00%		03/2031		11,300.0	11,311.0	11,328.3	(2)(5)
Northwinds Holding, Inc. and Northwinds Services Group LLC (10)	First lien senior secured revolving loan	14.25%	Base Rate (Q)	5.75%		05/2029		250.0	232.7	250.0	(2)(7)(12)
	First lien senior secured revolving loan	12.28%	SOFR (Q)	6.75%		05/2029		333.3	310.3	333.3	(2)(7)(12)
	First lien senior secured loan	12.22%	SOFR (Q)	6.75%		05/2029		11,441.4	11,121.9	11,441.4	(2)(7)(12)
	Common units				05/2023		121,368		166.7	177.5	(2)(12)
									11,831.6	12,202.2
Ontario Gaming GTA LP	First lien senior secured loan	9.58%	SOFR (Q)	4.25%		08/2030		5,223.1	5,216.2	5,241.9	(2)(5)(7)
PCI Gaming Authority	First lien senior secured loan	7.96%	SOFR (M)	2.50%		05/2026		6,000.0	5,992.5	5,985.0
PestCo Holdings, LLC and PestCo, LLC (10)	First lien senior secured loan	11.48%	SOFR (Q)	6.00%		02/2028		10,430.4	10,164.6	10,430.4	(2)(7)(12)
	Class A units				01/2023		8		100.0	138.6	(12)
									10,264.6	10,569.0
PG Investment Company 59 S.a r.l.	First lien senior secured loan	8.83%	SOFR (Q)	3.50%		03/2031		3,500.0	3,491.5	3,519.0	(2)(5)
Premiere Buyer, LLC (10)	First lien senior secured loan	10.08%	SOFR (Q)	4.75%		05/2031		24,594.6	24,234.5	24,225.7	(2)(7)(12)
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (10)	First lien senior secured loan	10.09%	SOFR (M)	4.75%		06/2031		44,093.8	43,456.7	43,432.3	(2)(7)(12)
	Limited partnership interests				06/2024		12,049,000		12,049.0	12,049.0	(2)(12)
									55,505.7	55,481.3
Radiant Intermediate Holding, LLC	First lien senior secured loan	11.20%	SOFR (Q)	5.75%		11/2026		900.9	884.5	828.8	(2)(7)(12)
Restaurant Brands International Inc.	First lien senior secured loan	7.09%	SOFR (M)	1.75%		09/2030		11,700.0	11,670.8	11,658.0	(5)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	9.59%	SOFR (M)	4.00%		10/2027		21,409.9	21,396.5	21,463.4	(2)(7)
Station Casinos LLC	First lien senior secured loan	7.59%	SOFR (M)	2.25%		03/2031		5,293.0	5,279.9	5,286.9	(2)(5)
TSS Buyer, LLC (10)	First lien senior secured loan	10.98%	SOFR (Q)	5.50%		06/2029		7,960.8	7,750.8	7,960.8	(2)(7)(12)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	10.83%	SOFR (M)	5.50%		11/2030		422.0	354.9	422.0	(2)(7)(12)
	First lien senior secured loan	10.82%	SOFR (Q)	5.50%		11/2030		25,658.5	25,179.2	25,658.5	(2)(7)(12)
	Class B common units				11/2023		351		351.0	628.1	(12)
									25,885.1	26,708.6
Whatabrands LLC	First lien senior secured loan	8.09%	SOFR (M)	2.75%		08/2028		12,937.3	12,935.1	12,933.9	(2)(7)

									505,331.2	510,794.6		14.45%
Financial Services
Alter Domus Holdco S.a r.l.	First lien senior secured loan	9.26%	SOFR (S)	4.00%		05/2031		4,000.0	4,000.0	4,012.5	(5)(7)
AssetMark Financial Holdings, Inc.	First lien senior secured loan	8.51%	SOFR (S)	3.25%		06/2031		30,000.0	29,925.0	30,000.0
Bleriot US Bidco Inc.	First lien senior secured loan	8.58%	SOFR (Q)	3.25%		10/2030		7,370.6	7,373.2	7,400.1	(2)
Citco Funding LLC	First lien senior secured loan	8.10%	SOFR (B)	2.75%		04/2028		7,940.1	7,919.0	7,960.0	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cliffwater LLC (10)	First lien senior secured loan	10.84%	SOFR (M)	5.50%		10/2030		11,029.4	10,829.8	11,029.4	(2)(5)(7)(12)
Corient Holdings, Inc.	Series A preferred stock				05/2023		15,000		15,000.0	17,633.9	(2)(12)
CPI Holdco B, LLC	First lien senior secured loan	7.34%	SOFR (M)	2.00%		05/2031		8,977.6	8,957.1	8,963.6	(2)(5)
Delta Topco, Inc.	First lien senior secured loan	8.85%	SOFR (Q)	3.50%		11/2029		22,097.5	22,084.0	22,079.2	(2)
Focus Financial Partners, LLC	First lien senior secured loan	8.09%	SOFR (M)	2.75%		06/2028		11,981.3	11,979.1	11,961.8	(2)(7)
GC Waves Holdings, Inc. (10)	First lien senior secured loan	10.69%	SOFR (M)	5.25%		08/2029		806.7	793.1	806.7	(2)(5)(7)(12)
	First lien senior secured loan	11.41%	SOFR (M)	6.00%		08/2029		4,519.8	4,224.0	4,519.8	(2)(5)(7)(12)
									5,017.1	5,326.5
GIP Pilot Acquisition Partners, L.P.	First lien senior secured loan	7.83%	SOFR (S)	2.50%		10/2030		4,339.1	4,326.4	4,339.1	(2)
Grant Thornton Advisors LLC	First lien senior secured loan	8.60%	SOFR (S)	3.25%		06/2031		4,211.1	4,215.6	4,221.7	(2)
GTCR F Buyer Corp. and GTCR (D) Investors LP (10)(11)	First lien senior secured loan	11.08%	SOFR (Q)	5.75%		09/2030		11,462.5	11,205.4	11,462.5	(2)(7)(12)
	Limited partnership interests				09/2023		74,074		74.7	84.0	(2)(12)
									11,280.1	11,546.5
GTCR W Merger Sub LLC	First lien senior secured loan	8.33%	SOFR (Q)	3.00%		01/2031		23,900.0	23,867.5	23,896.7	(2)(7)
Harbourvest Global Private Equity Limited (10)	Private asset-backed investment	8.84%	SOFR (Q)	3.50%		06/2029		26,000.0	25,038.9	25,025.0	(12)
HighTower Holding, LLC	First lien senior secured loan	9.59%	SOFR (Q)	4.00%		04/2028		4,974.4	4,963.0	4,979.1	(2)(5)(7)
HV Chimera LLC	Private asset-backed investment	8.33%	SOFR (Q)	2.80%		08/2026		2,200.5	2,174.9	2,195.0	(5)(12)
Isthmus Capital LLC	Private asset-backed investment	9.50%				06/2030		1,638.8	1,621.4	1,638.8	(5)(12)
	Private asset-backed investment				06/2023		4		—	16.7	(5)(12)
									1,621.4	1,655.5
LBM Acquisition LLC	First lien senior secured loan	9.08%	SOFR (M)	3.75%		06/2031		15,606.6	15,450.5	15,329.1	(2)(7)
Mars Downstop Loan Purchaser Trust	Private asset-backed investment	11.00%			02/2024		29,990,339		25,940.5	25,966.4	(5)(12)
Monroe Capital Income Plus Corporation	Corporate bond	9.42%				11/2028		10,000.0	10,000.0	10,638.8	(5)(12)
NEP Group, Inc.	First lien senior secured loan	8.71% (1.50% PIK)	SOFR (M)	3.25%		08/2026		9,626.7	9,241.4	9,069.2	(2)
	First lien senior secured loan	9.46% (1.50% PIK)	SOFR (M)	4.00%		08/2026		7,209.5	6,964.7	6,831.0	(2)(7)(12)
									16,206.1	15,900.2
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (10)(11)	First lien senior secured loan	10.43%	SOFR (M)	5.00%		05/2029		14,452.1	14,086.6	14,452.1	(2)(5)(7)(12)
	Limited partnership interests				09/2023		87,190		87.2	89.6	(5)(12)
									14,173.8	14,541.7
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (10)	First lien senior secured loan	11.58%	SOFR (Q)	6.25%		08/2029		9,353.8	9,091.4	9,353.8	(2)(5)(7)(12)
	Preferred units				07/2023		1,333,333		1,315.5	1,475.9	(5)(12)
									10,406.9	10,829.7
PCS MidCo, Inc. and PCS Parent, L.P. (10)	First lien senior secured revolving loan	11.09%	SOFR (Q)	5.75%		03/2030		238.6	212.9	211.4	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	11.10%	SOFR (Q)	5.75%		03/2030		10,562.2	10,335.0	10,320.3	(2)(7)(12)
	Class A units				03/2024		806,000		806.0	806.0	(2)(12)
									11,353.9	11,337.7
RFS Opco LLC	First lien senior secured loan	10.33%	SOFR (Q)	5.00%		04/2031		42,500.0	42,089.6	42,075.0	(2)(5)(7)(12)
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (10)	First lien senior secured loan	11.08%	SOFR (Q)	5.50%		10/2028		2,348.9	2,289.3	2,348.9	(2)(5)(7)(12)
Sunbit Receivables Trust IV (10)	Private asset-backed investment	12.60%	SOFR (M)	7.25%		12/2026		1,323.9	1,301.6	1,323.9	(7)(12)
The Edelman Financial Center, LLC	Second lien senior secured loan	10.59%	SOFR (M)	5.25%		10/2028		63,000.0	62,843.9	62,989.9	(2)(5)
TK Elevator Midco GmbH	First lien senior secured loan	8.79%	SOFR (S)	3.50%		04/2030		4,470.0	4,466.4	4,490.1	(2)(5)(7)

									417,094.6	421,997.0		11.94%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	7.96%	SOFR (M)	2.50%		02/2028		17,084.8	17,053.3	17,087.2	(2)(7)
AMCP Clean Acquisition Company, LLC	First lien senior secured loan	10.35%	SOFR (S)	5.00%		06/2028		5,461.7	5,385.2	5,379.8	(2)(7)(12)
Ankura Consulting Group, LLC	First lien senior secured loan	9.26%	SOFR (S)	4.00%		03/2028		3,768.0	3,771.5	3,772.7	(7)
Corporation Service Company	First lien senior secured loan	8.09%	SOFR (M)	2.75%		11/2029		6,054.1	6,055.8	6,061.7	(2)(7)
Dun & Bradstreet Corporation	First lien senior secured loan	8.10%	SOFR (M)	2.75%		01/2029		15,691.0	15,687.2	15,691.0	(2)(5)
Duraserv LLC (10)	First lien senior secured loan	10.08%	SOFR (M)	4.75%		06/2031		22,676.8	22,451.9	22,450.0	(2)(7)(12)
Eagle Parent Corp.	First lien senior secured loan	9.58%	SOFR (Q)	4.25%		04/2029		9,239.5	9,115.6	8,967.3	(2)(7)
FlyWheel Acquireco, Inc. (10)	First lien senior secured revolving loan	11.84%	SOFR (M)	6.50%		05/2028		1,071.4	1,034.2	1,071.4	(2)(7)(12)
	First lien senior secured loan	11.84%	SOFR (M)	6.50%		05/2030		13,292.4	12,958.5	13,292.4	(2)(7)(12)
									13,992.7	14,363.8
GFL Environmental Inc.	First lien senior secured loan	7.84%	SOFR (S)	2.50%		06/2031		9,445.0	9,421.4	9,445.0	(5)(12)
HP RSS Buyer, Inc. (10)	First lien senior secured loan	10.33%	SOFR (Q)	5.00%		12/2029		11,798.3	11,633.6	11,798.3	(2)(7)(12)
	First lien senior secured loan	10.10%	SOFR (Q)	4.75%		12/2029		548.6	520.6	548.6	(2)(7)(12)
									12,154.2	12,346.9
Kings Buyer, LLC (10)	First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.00%		10/2027		382.3	363.7	382.3	(2)(7)(12)
	First lien senior secured loan	10.43%	SOFR (Q)	5.00%		10/2027		18,332.2	18,104.3	18,332.2	(2)(7)(12)
									18,468.0	18,714.5
LABL, Inc.	First lien senior secured loan	10.44%	SOFR (M)	5.00%		10/2028		15,442.0	15,161.0	15,226.4	(2)(7)
Lightbeam Bidco, Inc. (10)	First lien senior secured revolving loan					05/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	10.33%	SOFR (Q)	5.00%		05/2030		17,250.1	16,993.8	17,250.1	(2)(7)(12)
									16,993.8	17,250.1
Motus LLC	First lien senior secured loan	9.18%	SOFR (Q)	3.75%		12/2028		957.6	958.0	957.0	(7)
Mustang Prospects Purchaser, LLC (10)	First lien senior secured loan	10.33%	SOFR (S)	5.00%		06/2031		21,867.5	21,650.4	21,648.9	(2)(7)(12)
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (10)	First lien senior secured revolving loan	11.82%	SOFR (Q)	6.50%		05/2028		162.3	158.8	162.3	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured revolving loan	14.00%	Base Rate (M)	5.50%		05/2028		292.2	285.9	292.2	(2)(7)(12)
	First lien senior secured loan	11.83%	SOFR (Q)	6.50%		05/2028		3,916.9	3,827.4	3,916.9	(2)(7)(12)
									4,272.1	4,371.4
North Haven Stack Buyer, LLC (10)	First lien senior secured loan	10.35%	SOFR (S)	5.00%		07/2027		9.9	9.6	9.9	(2)(7)(12)
	First lien senior secured loan	10.58%	SOFR (Q)	5.25%		07/2027		16.1	15.8	16.1	(2)(7)(12)
									25.4	26.0
Omnia Partners, LLC	First lien senior secured loan	8.57%	SOFR (B)	3.25%		07/2030		14,934.8	14,909.9	14,932.4	(2)
Orbit Private Holdings I Ltd	First lien senior secured loan	10.01%	SOFR (S)	4.50%		12/2028		1,994.9	1,994.9	2,002.4	(5)(7)(12)
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (10)	First lien senior secured revolving loan	10.80%	SOFR (Q)	5.50%		08/2029		1.2	1.2	1.1	(2)(7)(12)
	First lien senior secured loan	13.32% (4.00% PIK)	SOFR (Q)	8.00%		08/2029		40,381.3	37,756.7	37,062.3	(2)(7)(12)
	Warrant to purchase Class A common units				08/2023	08/2036	27,163		449.6	3,809.2	(2)(12)
	Warrant to purchase Class A common units				06/2024	06/2036	8,780		1,223.9	1,231.2	(2)(12)
									39,431.4	42,103.8
PSC Parent, Inc. (10)	First lien senior secured revolving loan	10.58%	SOFR (M)	5.25%		04/2030		1,028.2	950.3	947.0	(2)(7)(12)
	First lien senior secured loan	10.58%	SOFR (M)	5.25%		04/2031		40,492.7	40,101.9	40,087.8	(2)(7)(12)
									41,052.2	41,034.8
PYE-Barker Fire & Safety, LLC (10)	First lien senior secured revolving loan	9.85%	SOFR (M)	4.50%		05/2030		1,085.7	1,000.3	998.8	(2)(7)(12)
	First lien senior secured loan	9.84%	SOFR (M)	4.50%		05/2031		7,991.8	7,991.8	7,991.8	(2)(7)(12)
									8,992.1	8,990.6
Saturn Purchaser Corp.	First lien senior secured loan	10.53%	SOFR (M)	5.25%		07/2029		7,922.2	7,888.8	7,922.2	(2)(7)(12)
Summer (BC) Bidco B LLC	First lien senior secured loan	10.09%	SOFR (Q)	4.50%		12/2026		1,012.2	1,012.2	1,013.4	(2)(5)(7)
	First lien senior secured loan	10.59%	SOFR (Q)	5.00%		02/2029		3,967.1	3,937.5	3,977.1	(2)(5)
									4,949.7	4,990.5
SV Newco 2, Inc. (10)	First lien senior secured loan	10.10%	SOFR (Q)	4.75%		06/2031		17,637.5	17,376.1	17,372.9	(2)(5)(7)(12)
Tempo Acquisition, LLC	First lien senior secured loan	7.59%	SOFR (M)	2.25%		08/2028		5,843.6	5,842.7	5,854.0	(2)(5)(7)
Teneo Holdings LLC	First lien senior secured loan	10.09%	SOFR (M)	4.75%		03/2031		5,454.3	5,406.2	5,461.1	(2)(7)
The Hiller Companies, LLC (10)	First lien senior secured revolving loan	10.34%	SOFR (Q)	5.00%		06/2030		141.1	99.0	98.8	(2)(7)(12)
	First lien senior secured loan	10.34%	SOFR (Q)	5.00%		06/2030		24,339.8	24,097.6	24,096.4	(2)(7)(12)
									24,196.6	24,195.2
UP Intermediate II LLC and UPBW Blocker LLC (10)	First lien senior secured revolving loan					03/2030		—	—	—	(2)(8)(12)
	First lien senior secured loan	10.58%	SOFR (Q)	5.25%		03/2031		2,526.7	2,466.2	2,463.5	(2)(7)(12)
	Common units				03/2024		31,790		3,179.0	3,179.0	(2)(12)
									5,645.2	5,642.5
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	4.00%		05/2030		5,982.4	5,864.8	5,862.7	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	10.58%	SOFR (Q)	5.25%		05/2030		18,541.1	18,176.7	18,170.3	(2)(7)(12)
	Class A preferred units	10.00% PIK			05/2024		11,930		1,205.1	1,193.0	(12)
	Class A common units				05/2024		1,111		—	—	(12)
									25,246.6	25,226.0
Xplor T1, LLC	First lien senior secured loan	9.60%	SOFR (Q)	4.25%		06/2031		11,170.0	11,123.0	11,142.1	(2)(12)

									406,672.9	410,630.2		11.61%
Insurance Services
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (10)	First lien senior secured loan	10.98%	SOFR (Q)	5.50%		11/2029		4,012.0	3,975.4	4,012.0	(2)(7)(12)
	First lien senior secured loan	11.34%	SOFR (B)	6.00%		11/2029		21.3	21.0	21.3	(2)(7)(12)
									3,996.4	4,033.3
Acrisure, LLC	First lien senior secured loan	8.59%	SOFR (Q)	3.25%		11/2030		28,021.2	28,021.2	27,968.8
	First lien senior secured loan	8.34%	SOFR (Q)	3.00%		02/2027		19,825.9	19,825.9	19,796.5
									47,847.1	47,765.3
AssuredPartners, Inc.	First lien senior secured loan	8.84%	SOFR (M)	3.50%		02/2031		12,036.9	12,015.1	12,061.1	(2)(7)
Asurion, LLC	First lien senior secured loan	8.71%	SOFR (M)	3.25%		12/2026		12,132.5	11,948.4	12,021.2	(2)
	First lien senior secured loan	8.71%	SOFR (M)	3.25%		07/2027		3,295.1	3,186.4	3,235.4	(2)
									15,134.8	15,256.6
Broadstreet Partners, Inc.	First lien senior secured loan	8.58%	SOFR (S)	3.25%		06/2031		26,468.6	26,416.5	26,382.5	(2)
Cross Financial Corp.	First lien senior secured loan	8.84%	SOFR (M)	3.50%		09/2027		5,103.9	5,094.3	5,116.7	(2)(7)(12)
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (10)(11)	First lien senior secured loan	10.84%	SOFR (Q)	5.50%		12/2030		36,421.4	35,673.8	36,421.4	(2)(5)(7)(12)
	Limited partnership interests				03/2024		3,417,348		3,417.3	4,454.0	(2)(5)(12)
									39,091.1	40,875.4
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (10)	First lien senior secured loan	10.27%	CORRA (Q)	5.25%		03/2031		13,284.0	13,199.3	13,151.2	(2)(5)(7)(12)
HIG Finance 2 Limited	First lien senior secured loan	9.34%	SOFR (M)	4.00%		04/2030		11,198.2	11,167.1	11,205.2	(2)(5)(7)
	First lien senior secured loan	8.84%	SOFR (M)	3.50%		02/2031		16,758.0	16,709.6	16,780.6	(2)(5)(7)
									27,876.7	27,985.8
Higginbotham Insurance Agency, Inc. (10)	First lien senior secured loan	10.94%	SOFR (M)	5.50%		11/2028		2,573.4	2,562.6	2,573.4	(2)(7)(12)
	First lien senior secured loan	10.09%	SOFR (M)	4.75%		11/2028		514.2	492.4	514.2	(2)(7)(12)
									3,055.0	3,087.6
Hub International Limited	First lien senior secured loan	8.57%	SOFR (M)	3.25%		06/2030		9,314.6	9,306.4	9,330.9	(2)(7)
Keystone Agency Partners LLC (10)	First lien senior secured loan	10.98%	SOFR (Q)	5.50%		05/2027		12,376.6	11,906.9	12,376.6	(2)(7)(12)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (10)	First lien senior secured loan	10.83%	SOFR (M)	5.50%		11/2029		9,173.4	9,009.8	9,173.4	(2)(7)(12)
	Class A2 units				11/2023		102,501		2,050.0	2,017.9	(2)(12)
									11,059.8	11,191.3
OneDigital Borrower LLC	First lien senior secured loan	9.01%	SOFR (S)	3.75%		06/2031		36,100.0	35,951.4	35,942.2	(7)
	First lien senior secured loan	9.69%	SOFR (M)	4.25%		11/2027		18,974.8	18,972.8	18,974.8	(2)(7)(12)
									54,924.2	54,917.0
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Sedgwick Claims Management Services, Inc.	First lien senior secured loan	9.09%	SOFR (M)	3.75%		02/2028		27,274.4	27,224.1	27,270.6	(2)
Truist Insurance Holdings, LLC (10)	First lien senior secured revolving loan	8.58%	SOFR (M)	3.25%		05/2029		407.8	303.3	436.1	(2)(12)
USI, Inc.	First lien senior secured loan	8.08%	SOFR (Q)	2.75%		09/2030		8,532.1	8,521.7	8,528.5	(2)
	First lien senior secured loan	8.08%	SOFR (S)	2.75%		11/2029		19,391.5	19,391.8	19,379.5	(2)
									27,913.5	27,908.0

									336,364.5	339,146.0		9.59%
Media and Entertainment
22 HoldCo Limited (10)	Senior subordinated loan	12.96% PIK	SONIA (S)	7.50%		08/2033		16,120.3	15,622.3	16,120.3	(2)(5)(7)(12)
3 Step Sports LLC (10)	First lien senior secured loan	13.34% (1.50% PIK)	SOFR (Q)	8.00%		10/2029		16,511.9	15,592.0	15,112.3	(2)(7)(12)
AVSC Holding Corp.	First lien senior secured loan	8.94% (0.25% PIK)	SOFR (M)	3.50%		03/2025		14,816.6	14,692.5	14,678.6	(2)(7)
	First lien senior secured loan	10.94% (1.00% PIK)	SOFR (M)	5.50%		10/2026		8,733.7	8,618.8	8,714.6	(2)(7)
									23,311.3	23,393.2
Broadcast Music, Inc. (10)	First lien senior secured loan	11.07%	SOFR (Q)	5.75%		02/2030		29,615.4	28,923.6	29,615.4	(2)(7)(12)
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		5,295.9	5,558.4	(5)(12)
City Football Group Limited	First lien senior secured loan	8.44%	SOFR (Q)	3.00%		07/2028		4,000.0	3,980.0	3,983.8	(5)(7)
Creative Artists Agency, LLC	First lien senior secured loan	8.59%	SOFR (M)	3.25%		11/2028		14,038.1	14,042.5	14,091.8	(2)
Fever Labs, Inc. (10)	First lien senior secured loan	11.00%				11/2028		20,625.7	18,830.3	20,213.1	(2)(12)
League One Volleyball, Inc.	Series B preferred stock				07/2023		194		1.0	1.1	(2)(12)
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	11,250.0	(2)(5)(12)
Orange Barrel Media, LLC/IKE Smart City, LLC (10)	Private asset-backed investment	11.09%	SOFR (M)	5.75%		03/2027		3,472.0	3,416.7	3,441.0	(7)(12)
OVG Business Services, LLC	First lien senior secured loan	8.35%	SOFR (M)	3.00%		06/2031		6,175.0	6,144.2	6,155.7	(2)
Quartz Holding Company	First lien senior secured loan	9.33%	SOFR (M)	4.00%		10/2028		6,467.3	6,445.0	6,459.4	(2)(7)
Sandlot Action Sports, LLC	Common units				05/2024		3,384		25.0	25.0	(12)
United Talent Agency LLC	First lien senior secured loan	9.08%	SOFR (M)	3.75%		07/2028		11,986.0	11,951.9	12,031.0	(2)(7)(12)
Univision Communications Inc.	First lien senior secured loan	8.71%	SOFR (M)	3.25%		03/2026		2,573.1	2,577.3	2,572.8	(2)(7)
	First lien senior secured loan	8.93%	SOFR (Q)	3.50%		06/2027		3,589.9	3,589.9	3,562.9	(2)
	First lien senior secured loan	8.96%	SOFR (M)	3.50%		01/2029		2,000.0	1,980.2	1,975.8	(2)(7)
									8,147.4	8,111.5
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	8.21%	SOFR (M)	2.75%		05/2025		29,546.2	29,543.5	29,567.1	(2)(5)
Zuffa Guarantor LLC	First lien senior secured loan	8.34%	SOFR (Q)	2.75%		04/2026		10,883.2	10,878.4	10,903.0	(2)(5)(7)

									212,151.0	216,033.1		6.11%
Retailing and Distribution
BradyPlus Holdings, LLC (10)	First lien senior secured loan	11.33%	SOFR (Q)	6.00%		10/2029		31,140.6	30,592.0	31,140.6	(2)(7)(12)
CNT Holdings I Corp	First lien senior secured loan	8.83%	SOFR (Q)	3.50%		11/2027		19,593.0	19,518.8	19,625.8	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Harbor Freight Tools USA, Inc.	First lien senior secured loan	7.84%	SOFR (S)	2.50%		06/2031		6,364.2	6,348.3	6,341.8
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (10)	First lien senior secured revolving loan	9.83%	SOFR (M)	4.50%		11/2029		0.6	0.6	0.6	(2)(7)(12)
	First lien senior secured loan	11.33%	SOFR (M)	6.00%		11/2029		3,087.2	3,031.9	3,087.2	(2)(7)(12)
	Limited partnership interests	8.00% PIK			11/2023		3,544,000		3,544.0	3,601.3	(2)(12)
									6,576.5	6,689.1
Johnstone Supply, LLC	First lien senior secured loan	8.33%	SOFR (Q)	3.00%		06/2031		719.1	718.3	719.7	(2)
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	8.34%	SOFR (M)	3.00%		04/2031		13,082.9	13,060.5	13,077.4	(2)
Peer Holding III B.V.	First lien senior secured loan	8.26%	SOFR (S)	3.00%		06/2031		10,000.0	10,000.0	10,004.2	(5)
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc. (10)	First lien senior secured loan	10.35%	SOFR (S)	5.00%		05/2030		55,685.8	54,239.4	54,572.1	(2)(5)(7)(12)
	Class B common stock	8.00% PIK			05/2024		2,158		2,158.0	2,158.0	(2)(5)(12)
									56,397.4	56,730.1
SCIH Salt Holdings Inc.	First lien senior secured loan	8.83%	SOFR (Q)	3.50%		03/2027		29,614.0	29,576.0	29,614.0	(2)(7)

									172,787.8	173,942.7		4.92%
Materials
Altium Packaging LLC	First lien senior secured loan	7.84%	SOFR (M)	2.50%		06/2031		3,750.0	3,750.0	3,740.6	(2)(12)
Charter Next Generation, Inc.	First lien senior secured loan	8.84%	SOFR (M)	3.50%		12/2027		15,893.2	15,868.7	15,910.4	(2)(7)
Derby Buyer LLC	First lien senior secured loan	8.83%	SOFR (M)	3.50%		11/2030		8,423.9	8,343.4	8,458.1	(2)(7)
Flexsys Holdings, Inc.	First lien senior secured loan	10.85%	SOFR (Q)	5.25%		11/2028		6,147.5	6,011.6	5,809.4	(2)(7)
Ineos US Finance LLC	First lien senior secured loan	8.60%	SOFR (S)	3.25%		02/2030		3,408.1	3,391.0	3,380.0	(5)
LC Ahab US Bidco LLC	First lien senior secured loan	8.84%	SOFR (M)	3.50%		05/2031		4,726.0	4,722.9	4,729.0	(2)
Meyer Laboratory, LLC and Meyer Parent, LLC (10)	First lien senior secured loan	10.84%	SOFR (M)	5.50%		02/2030		9,872.3	9,686.0	9,674.9	(2)(7)(12)
	Common units				02/2024		169,000		169.0	169.2	(12)
									9,855.0	9,844.1
Pregis TopCo LLC	First lien senior secured loan	9.34%	SOFR (M)	4.00%		07/2026		18,690.4	18,686.0	18,681.6	(2)
Reagent Chemical & Research, LLC (10)	First lien senior secured loan	10.58%	SOFR (M)	5.25%		04/2031		56,216.2	55,119.2	55,091.9	(2)(7)(12)
Touchdown Acquirer Inc. (10)	First lien senior secured loan	9.33%	SOFR (Q)	4.00%		02/2031		1,789.9	1,785.2	1,795.5	(2)(5)
Trident TPI Holdings, Inc.	First lien senior secured loan	9.32%	SOFR (Q)	4.00%		09/2028		28,814.8	28,648.5	28,846.8	(2)(7)
Vobev, LLC and Vobev Holdings, LLC (10)	First lien senior secured revolving loan	10.43%	SOFR (S)	5.00%		04/2028		0.8	0.8	0.7	(2)(7)(12)
	First lien senior secured loan	9.18%	SOFR (Q)	3.75%		04/2028		6,657.0	6,505.6	5,250.8	(2)(7)(12)
									6,506.4	5,251.5

									162,687.9	161,538.9		4.57%
Pharmaceuticals, Biotechnology and Life Sciences
ADMA Biologics Inc. (10)	First lien senior secured revolving loan	9.08%	SOFR (Q)	3.75%		12/2027		1.0	1.0	1.0	(2)(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	11.84%	SOFR (Q)	6.50%		12/2027		4,308.0	4,214.8	4,308.0	(2)(5)(7)(12)
									4,215.8	4,309.0
Alcami Corporation (10)	First lien senior secured loan	12.49%	SOFR (Q)	7.00%		12/2028		4,356.8	4,178.2	4,356.8	(2)(7)(12)
Bamboo US BidCo LLC (10)	First lien senior secured revolving loan					10/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	12.08% (3.38% PIK)	SOFR (Q)	6.75%		09/2030		13,112.1	12,749.4	13,112.1	(2)(7)(12)
	First lien senior secured loan	10.62% (3.38% PIK)	Euribor (Q)	6.75%		09/2030		8,485.4	8,226.2	8,485.4	(2)(7)(12)
									20,975.6	21,597.5
Cambrex Corporation	First lien senior secured loan	8.94%	SOFR (M)	3.50%		12/2026		15,849.5	15,693.3	15,601.9	(2)(7)
Catalent Pharma Solutions, Inc.	First lien senior secured loan	8.34%	SOFR (M)	3.00%		02/2028		8,000.0	7,947.6	8,000.0	(2)(5)(7)(12)
Curia Global, INC.	First lien senior secured loan	9.18%	SOFR (Q)	3.75%		08/2026		14,120.9	13,401.3	13,275.2	(2)(7)
Curium BidCo S.a r.l.	First lien senior secured loan	9.33%	SOFR (S)	4.00%		07/2029		8,878.8	8,870.0	8,906.6	(2)(5)
Grifols Worldwide Operations USA, Inc.	First lien senior secured loan	7.44%	SOFR (M)	2.00%		11/2027		5,470.2	5,392.2	5,373.6	(5)
Maravai Intermediate Holdings, LLC	First lien senior secured loan	8.33%	SOFR (Q)	3.00%		10/2027		1,652.4	1,616.1	1,631.8	(2)(5)(7)
Packaging Coordinators Midco, Inc.	First lien senior secured loan	8.58%	SOFR (Q)	3.25%		11/2027		24,493.2	24,471.8	24,554.4	(2)(7)
Precision Medicine Group, LLC	First lien senior secured loan	8.43%	SOFR (Q)	3.00%		11/2027		8,637.3	8,541.1	8,594.1	(2)(7)
Solar Bidco Limited (10)	First lien senior secured loan	9.47%	Euribor (Q)	5.75%		11/2029		3,751.3	3,566.4	3,713.6	(2)(5)(7)(12)
WCG Intermediate Corp.	First lien senior secured loan	8.84%	SOFR (M)	3.50%		01/2027		31,547.0	31,545.0	31,539.2	(2)(7)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (10)	First lien senior secured loan	11.59%	SOFR (Q)	6.25%		11/2030		4,436.5	4,335.5	4,436.5	(2)(7)(12)
	Limited partnership interests				11/2023		731,000		731.6	729.1	(2)(12)
									5,067.1	5,165.6

									155,481.5	156,619.3		4.43%
Investment Funds and Vehicles
ABPCI 2019-5A	Collaterized loan obligation	11.04%	SOFR (Q)	5.75%		01/2036		1,100.0	1,100.0	1,125.5	(5)(12)
ABPCI 2024-17	Collaterized loan obligation	13.35%	SOFR (Q)	8.00%		08/2036		3,000.0	3,000.0	3,016.4	(5)(12)
ATRM 15	Collaterized loan obligation	11.85%	SOFR (Q)	6.50%		07/2037		1,900.0	1,900.0	1,909.5	(5)(12)
AUDAX 2024-9	Collaterized loan obligation	10.50%	SOFR (Q)	5.20%		04/2036		2,000.0	2,000.0	2,034.4	(5)(12)
BALLY 2023-24	Collaterized loan obligation	10.38%	SOFR (Q)	5.05%		07/2036		1,500.0	1,500.0	1,539.1	(5)(12)
BALLY 2024-26	Collaterized loan obligation	11.43%	SOFR (Q)	6.10%		07/2037		1,500.0	1,500.0	1,507.3	(5)(12)
BCC 2020-1	Collaterized loan obligation	12.47%	SOFR (Q)	7.15%		04/2033		1,750.0	1,750.0	1,762.2	(5)(12)
BCC 2023-3	Collaterized loan obligation	10.57%	SOFR (Q)	5.25%		07/2036		1,500.0	1,500.0	1,554.2	(5)(12)
BROOKP 2024-1	Collaterized loan obligation	11.79%	SOFR (Q)	6.50%		04/2037		1,000.0	1,000.0	1,005.0	(5)(12)
BSP 2024-34	Collaterized loan obligation	12.03%	SOFR (Q)	6.70%		07/2037		1,250.0	1,250.0	1,264.5	(5)(12)
BSP 2024-35	Collaterized loan obligation	11.43%	SOFR (Q)	6.10%		04/2037		1,250.0	1,250.0	1,240.1	(5)(12)
BTCP 2023-1	Collaterized loan obligation	11.20%	SOFR (M)	6.50%		09/2030		6,100.0	6,105.7	6,100.0	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CGMS 2023-1	Collaterized loan obligation	10.42%	SOFR (Q)	5.10%		07/2035		1,250.0	1,250.0	1,280.6	(5)(12)
CGMS 2023-2	Collaterized loan obligation	10.32%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,048.8	(5)(12)
CGMS 2024-2	Collaterized loan obligation	12.17%	SOFR (Q)	6.85%		04/2037		1,500.0	1,500.0	1,509.5	(5)(12)
CGMS 2024-3	Collaterized loan obligation	11.70%	SOFR (Q)	6.40%		07/2036		2,600.0	2,600.0	2,613.9	(5)(12)
CIFC 2021-1	Collaterized loan obligation	11.34%	SOFR (Q)	6.00%		07/2037		1,820.0	1,820.0	1,829.1	(5)(12)
CIFC 2022-5	Collaterized loan obligation	9.23%	SOFR (Q)	3.90%		01/2037		6,000.0	6,000.0	6,090.4	(5)(12)
CIFC 2024-2	Collaterized loan obligation	11.73%	SOFR (Q)	6.40%		04/2037		2,000.0	2,000.0	2,032.2	(5)(12)
Constellation Wealth Capital Fund, L.P. (11)	Limited partner interests				01/2024		1,935,706		1,935.5	1,935.7	(5)
CPTPK 2024-1	Collaterized loan obligation	11.33%	SOFR (Q)	6.00%		07/2037		1,400.0	1,400.0	1,409.2	(5)(12)
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interests				03/2024		6,653,000		6,673.6	6,653.0	(2)(5)(12)
ELM27 2024-3	Collaterized loan obligation	11.58%	SOFR (Q)	6.25%		04/2037		2,000.0	2,000.0	2,029.7	(5)(12)
ELMW1 2019-1	Collaterized loan obligation	9.06%	SOFR (Q)	3.75%		04/2037		6,000.0	6,000.0	6,115.3	(5)(12)
GCBSL 2022-60	Collaterized loan obligation	11.33%	SOFR (Q)	6.00%		10/2034		2,375.0	2,375.0	2,386.7	(5)(12)
GNRT 2024-15	Collaterized loan obligation	12.02%	SOFR (Q)	6.70%		07/2037		2,000.0	2,000.0	2,022.2	(5)(12)
GOCAP 2024-71	Collaterized loan obligation	10.42%	SOFR (Q)	5.10%		02/2037		4,500.0	4,500.0	4,589.0	(5)(12)
JNPPK 2023-1	Collaterized loan obligation	10.02%	SOFR (Q)	4.70%		07/2035		2,000.0	2,000.0	2,013.6	(5)(12)
KKR 48	Collaterized loan obligation	9.62%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	2,025.6	(5)(12)
MAGNE 2019-24	Collaterized loan obligation	11.73%	SOFR (Q)	6.40%		04/2035		500.0	500.1	504.4	(5)(12)
MAGNE 2023-36	Collaterized loan obligation	10.22%	SOFR (Q)	4.90%		04/2036		1,750.0	1,750.0	1,787.8	(5)(12)
MDPK 2019-37	Collaterized loan obligation	11.92%	SOFR (Q)	6.60%		04/2037		1,000.0	1,000.0	1,008.4	(5)(12)
MDPK 2021-59	Collaterized loan obligation	11.73%	SOFR (Q)	6.39%		04/2037		2,250.0	2,250.0	2,259.6	(5)(12)
MDPK 2024-67	Collaterized loan obligation	12.09%	SOFR (Q)	6.80%		04/2037		2,500.0	2,500.0	2,523.7	(5)(12)
MDPK 2024-69	Collaterized loan obligation	11.58%	SOFR (Q)	6.25%		07/2037		1,500.0	1,500.0	1,508.0	(5)(12)
OAKC 2022-12	Collaterized loan obligation	10.32%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,028.6	(5)(12)
OAKC 2023-15	Collaterized loan obligation	10.32%	SOFR (Q)	5.00%		04/2035		2,000.0	2,000.0	2,036.1	(5)(12)
OAKC 2023-16	Collaterized loan obligation	9.32%	SOFR (Q)	4.00%		10/2036		2,000.0	2,000.0	2,051.8	(5)(12)
RRAM 2019-6	Collaterized loan obligation	11.44%	SOFR (Q)	6.11%		04/2036		1,500.0	1,456.6	1,465.5	(5)(12)
SPEAK 2024-11	Collaterized loan obligation	13.48%				07/2037	4,000,000		3,468.4	3,560.0	(5)(12)
TCIFC 2023-2	Collaterized loan obligation	10.62%	SOFR (Q)	5.30%		07/2035		2,500.0	2,500.0	2,521.8	(5)(12)
THPT 2023-THL	Commercial mortgage-backed security	10.74%				12/2034		5,000.0	4,988.5	5,026.3	(5)(12)
Tikehau Ruby CLO Equity LP (11)	Private asset-backed investment	13.71%	Euribor (Q)	10.00%	03/2024		1,427,387		1,415.0	1,397.7	(5)(7)(12)
Tikehau Topaz LP (11)	Private asset-backed investment	9.00%			06/2024		2,020,160		1,989.9	1,989.9	(5)(12)
VOYA 2022-3	Collaterized loan obligation	9.82%	SOFR (Q)	4.50%		10/2036		2,000.0	2,000.0	2,016.4	(5)(12)

									105,228.3	106,328.7		3.01%
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Automobiles and Components
Collision SP Subco, LLC (10)	First lien senior secured revolving loan	10.83%	SOFR (Q)	5.50%		01/2030		52.9	46.2	45.7	(2)(7)(12)
	First lien senior secured loan	10.83%	SOFR (Q)	5.50%		01/2030		3,733.9	3,648.2	3,640.1	(2)(7)(12)
									3,694.4	3,685.8
New ChurcHill HoldCo LLC and Victory Topco, LP (10)	First lien senior secured revolving loan	10.77%	SOFR (S)	5.50%		11/2029		257.3	211.3	257.3	(2)(7)(12)
	First lien senior secured loan	10.83%	SOFR (Q)	5.50%		11/2029		15,960.1	15,594.9	15,960.1	(2)(7)(12)
	Class A-2 common units				11/2023		23,290		2,329.0	3,184.3	(2)(12)
									18,135.2	19,401.7
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC (10)	First lien senior secured revolving loan	11.08%	SOFR (M)	5.75%		02/2030		125.5	46.2	50.2	(2)(7)(12)
	First lien senior secured loan	11.07%	SOFR (Q)	5.75%		02/2031		34,745.5	34,006.3	34,050.6	(2)(7)(12)
	Class A common units				02/2024		1,072		2,636.0	2,636.0	(12)
									36,688.5	36,736.8
Wand Newco 3, Inc.	First lien senior secured loan	9.09%	SOFR (M)	3.75%		01/2031		31,691.3	31,665.1	31,883.7	(2)

									90,183.2	91,708.0		2.59%
Technology Hardware and Equipment
Celestica Inc.	First lien senior secured loan	7.10%	SOFR (M)	1.75%		06/2031		3,660.0	3,660.0	3,655.4	(5)(12)
Cotiviti Holdings, Inc.	First lien senior secured loan	7.63%				05/2031		5,000.0	5,000.0	4,970.9	(2)
Emerald Debt Merger Sub LLC	First lien senior secured loan	7.84%	SOFR (M)	2.50%		05/2030		19,383.8	19,362.0	19,363.6	(2)
	First lien senior secured loan	8.01%	SOFR (S)	2.75%		06/2031		13,545.0	13,511.1	13,528.1
									32,873.1	32,891.7
Excelitas Technologies Corp. (10)	First lien senior secured loan	10.58%	SOFR (B)	5.25%		08/2029		32,500.0	32,500.0	32,500.0	(2)(7)(12)
Mirion Technologies, Inc.	First lien senior secured loan	7.58%	SOFR (Q)	2.25%		10/2028		3,149.7	3,151.7	3,151.7	(2)(5)(7)

									77,184.8	77,169.7		2.18%
Food and Beverage
8th Avenue Food & Provisions, Inc.	First lien senior secured loan	9.21%	SOFR (M)	3.75%		10/2025		8,464.4	8,278.2	8,014.8	(2)
B&G Foods Inc	First lien senior secured loan	8.76%	SOFR (S)	3.50%		10/2029		6,750.0	6,682.5	6,682.5	(5)(12)
Chobani, LLC	First lien senior secured loan	8.71%	SOFR (M)	3.25%		10/2027		6,714.3	6,718.1	6,729.6	(2)(7)
	First lien senior secured loan	9.08%	SOFR (M)	3.75%		10/2027		6,467.5	6,439.5	6,491.8	(2)
									13,157.6	13,221.4
Demakes Borrower, LLC (10)	First lien senior secured loan	11.55%	SOFR (Q)	6.25%		12/2029		11,648.8	11,383.4	11,648.8	(2)(7)(12)
Saratoga Food Specialties LLC	First lien senior secured loan	9.09%	SOFR (Q)	3.75%		03/2029		2,260.0	2,249.3	2,268.5	(2)(5)
Sigma Holdco BV	First lien senior secured loan	10.18%	SOFR (S)	4.75%		01/2028		3.9	3.9	3.9	(2)(5)
Simply Good Foods USA, Inc.	First lien senior secured loan	7.76%	SOFR (S)	2.50%		03/2027		2,000.0	2,000.0	2,002.5	(5)(7)
Sugar PPC Buyer LLC	First lien senior secured loan	11.33%	SOFR (M)	6.00%		10/2030		24,937.5	24,484.9	24,937.5	(2)(7)(12)

									68,239.8	68,779.9		1.95%
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Consumer Staples Distribution and Retail
BGI Purchaser, Inc. (10)	First lien senior secured revolving loan	9.35%	SOFR (Q)	4.00%		05/2030		11,513.8	11,245.0	11,241.1	(2)(7)(12)
	First lien senior secured loan	10.35%	SOFR (Q)	5.00%		06/2031		34,440.5	33,930.1	33,923.9	(2)(7)(12)
									45,175.1	45,165.0
BR PJK Produce, LLC (10)	First lien senior secured loan	11.46%	SOFR (Q)	6.00%		11/2027		1,250.5	1,215.1	1,250.5	(2)(7)(12)
City Line Distributors LLC and City Line Investments LLC (10)	First lien senior secured loan	11.45%	SOFR (M)	6.00%		08/2028		2,781.1	2,722.7	2,781.1	(2)(7)(12)
	Class A units	8.00% PIK			08/2023		120,151		126.7	135.2	(2)(12)
									2,849.4	2,916.3
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (10)	First lien senior secured revolving loan					05/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	11.68%	SOFR (M)	6.25%		05/2029		9,378.9	9,152.4	9,378.9	(2)(7)(12)
	Class B limited liability company interest				05/2023		0.04%		100.0	96.4	(2)(12)
									9,252.4	9,475.3
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (10)(11)	First lien senior secured revolving loan					01/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	11.58%	SOFR (Q)	6.25%		01/2029		7,733.0	7,557.1	7,655.7	(2)(7)(12)
	Common units				01/2023		50,000		50.3	32.3	(12)
									7,607.4	7,688.0

									66,099.4	66,495.1		1.88%
Consumer Durables and Apparel
Recess Holdings, Inc.	First lien senior secured loan	9.84%	SOFR (M)	4.50%		02/2030		15,041.8	15,061.9	15,123.3	(2)(7)
St Athena Global LLC and St Athena Global Holdings Limited (10)	First lien senior secured revolving loan	10.59%	SOFR (S)	5.25%		06/2029		369.3	303.0	302.8	(2)(5)(7)(12)
	First lien senior secured loan	10.59%	SOFR (S)	5.25%		06/2030		30,883.2	30,421.0	30,419.9	(2)(5)(7)(12)
	First lien senior secured loan	10.59%	SONIA (S)	5.25%		06/2030		18,559.2	18,256.9	18,280.8	(2)(5)(7)(12)
									48,980.9	49,003.5

									64,042.8	64,126.8		1.81%
Energy
BANGL, LLC	First lien senior secured loan	9.80%	SOFR (Q)	4.50%		02/2029		4,000.0	4,000.0	4,025.0
Hamilton Projects Acquiror, LLC	First lien senior secured loan	9.09%	SOFR (M)	3.75%		05/2031		5,000.0	4,987.6	5,026.8	(2)(7)
HighPeak Energy, Inc.	First lien senior secured loan	12.98%	SOFR (Q)	7.50%		09/2026		23,750.0	23,312.0	23,750.0	(2)(5)(7)(12)
M6 Etx Holdings II Midco LLC	First lien senior secured loan	9.94%	SOFR (M)	4.50%		09/2029		3,617.7	3,625.6	3,628.7	(2)(7)
Prairie ECI Acquiror LP	First lien senior secured loan	10.09%	SOFR (M)	4.75%		08/2029		14,043.7	14,022.9	14,035.0	(2)
TransMontaigne Operating Company L.P.	First lien senior secured loan	8.96%	SOFR (M)	3.50%		11/2028		6,982.1	6,948.7	6,990.8	(2)(7)

									56,896.8	57,456.3		1.63%
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Household and Personal Products
Kronos Acquisition Holdings Inc.	First lien senior secured loan	9.26%	SOFR (S)	4.00%		06/2031		2,350.0	2,326.5	2,332.4	(5)(12)
Silk Holdings III Corp. and Silk Holdings I Corp. (10)	First lien senior secured revolving loan	9.26%	SOFR (S)	4.00%		05/2029		3,300.3	3,235.5	3,234.3	(2)(7)(12)
	First lien senior secured loan	10.76%	SOFR (S)	5.50%		05/2029		38,946.1	38,114.5	38,464.9	(2)(7)(12)
	Common stock				05/2023		100		100.0	252.0	(2)(12)
									41,450.0	41,951.2

									43,776.5	44,283.6		1.25%
Telecommunication Services
Iridium Communications Inc	First lien senior secured loan	7.59%	SOFR (M)	2.25%		09/2030		8,695.1	8,686.3	8,677.0	(2)(5)(7)
Switch Master Holdco LLC	First lien senior secured loan	8.33%	SOFR (S)	3.00%		12/2025		17,186.6	16,416.5	16,370.2	(2)(12)
Zayo Group Holdings, Inc.	First lien senior secured loan	8.46%	SOFR (M)	3.00%		03/2027		18,265.4	15,831.4	15,852.9	(2)

									40,934.2	40,900.1		1.16%
Real Estate Management and Development
OPH NEP Investment, LLC (4)	Senior subordinated loan	10.00% (7.00% PIK)				05/2032		31,910.6	29,501.7	31,112.8	(2)(12)
	Class B common units				05/2024		7		1,669.5	2,456.5	(12)
									31,171.2	33,569.3
Pallas Funding Trust No.2 (10)	Private asset-backed investment	7.04%	BBSY (M)	2.75%		02/2027		2,707.6	2,623.6	2,707.6	(5)(12)
	Private asset-backed investment	12.14%	BBSY (M)	7.85%		02/2027		1,020.8	988.7	1,020.8	(5)(12)
	Private asset-backed investment	10.79%	BBSY (S)	6.50%		02/2027		1,875.1	1,816.5	1,875.1	(5)(12)
									5,428.8	5,603.5

									36,600.0	39,172.8		1.11%
Education
Simon & Schuster, Inc.	First lien senior secured loan	9.33%	SOFR (Q)	4.00%		10/2030		23,283.0	23,219.4	23,283.0	(2)
University Support Services LLC	First lien senior secured loan	8.09%	SOFR (M)	2.75%		02/2029		4,988.1	4,970.9	4,980.6	(2)(5)(7)

									28,190.3	28,263.6		0.80%
Power Generation
CQP Holdco L.P.	First lien senior secured loan	7.51%	SOFR (S)	2.25%		12/2030		2,371.2	2,371.2	2,370.3	(5)(7)
EFS Cogen Holdings I LLC	First lien senior secured loan	9.10%	SOFR (Q)	3.50%		10/2027		4,451.6	4,456.9	4,460.3	(2)(7)
NRG Energy Inc	First lien senior secured loan	7.34%	SOFR (M)	2.00%		04/2031		997.5	995.1	997.0	(2)(5)

									7,823.2	7,827.6		0.22%
Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc.	First lien senior secured loan	8.84%	SOFR (M)	3.50%		02/2028		5,957.1	5,957.3	5,972.0	(2)(5)

									5,957.3	5,972.0		0.17%
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Transportation
Genesee & Wyoming Inc.	First lien senior secured loan	7.33%	SOFR (Q)	2.00%		04/2031		3,500.0	3,483.0	3,495.2	(2)

									3,483.0	3,495.2		0.10%
Equity Real Estate Investment Trusts (REITs)
Vantage Data Centers Europe S.a r.l. (10)	Private asset-backed investment	10.40%	Euribor (M)	6.75%		05/2029		604.4	534.9	528.8	(5)(12)

									534.9	528.8		0.01%

Total Investments									$5,305,487.5	$5,351,428.1	(13)	151.36%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$18,644		£14,684	CANADIAN IMPERIAL BANK OF COMMERCE	June 11, 2027	$11
Foreign currency forward contract	$18,457		£14,879	CANADIAN IMPERIAL BANK OF COMMERCE	August 21, 2026	(404)
Foreign currency forward contract	$14,676	CAD	19,673	CANADIAN IMPERIAL BANK OF COMMERCE	November 16, 2026	54
Foreign currency forward contract	$8,630		€8,051	WELLS FARGO BANK, N.A.	July 26, 2024	(4)
Foreign currency forward contract	$6,558		£5,222	CANADIAN IMPERIAL BANK OF COMMERCE	March 31, 2026	(60)
Foreign currency forward contract	$6,165	AUD	9,518	CANADIAN IMPERIAL BANK OF COMMERCE	November 17, 2026	(194)
Foreign currency forward contract	$4,994	AUD	7,411	CANADIAN IMPERIAL BANK OF COMMERCE	October 18, 2024	(62)
Foreign currency forward contract	$3,201		€2,864	WELLS FARGO BANK, N.A.	March 30, 2027	(3)
Foreign currency forward contract	$2,517		€2,270	CANADIAN IMPERIAL BANK OF COMMERCE	March 26, 2026	13
Foreign currency forward contract	$2,502	NOK	27,017	CANADIAN IMPERIAL BANK OF COMMERCE	March 31, 2026	(52)
Foreign currency forward contract	$1,255	AUD	1,897	CANADIAN IMPERIAL BANK OF COMMERCE	February 18, 2026	(16)
Foreign currency forward contract	$972		€858	CANADIAN IMPERIAL BANK OF COMMERCE	March 30, 2027	13
Foreign currency forward contract	$640		€575	CANADIAN IMPERIAL BANK OF COMMERCE	May 22, 2026	6
Foreign currency forward contract	$583		£480	CANADIAN IMPERIAL BANK OF COMMERCE	March 31, 2025	(24)
Foreign currency forward contract	$482		€440	CANADIAN IMPERIAL BANK OF COMMERCE	March 26, 2025	5
Foreign currency forward contract	$159		€148	CANADIAN IMPERIAL BANK OF COMMERCE	July 26, 2024	—
Foreign currency forward contract	$24		€22	CANADIAN IMPERIAL BANK OF COMMERCE	March 31, 2026	—
Foreign currency forward contract	$16		€15	CANADIAN IMPERIAL BANK OF COMMERCE	September 30, 2024	—
Foreign currency forward contract	$16		€14	CANADIAN IMPERIAL BANK OF COMMERCE	December 27, 2024	—
Foreign currency forward contract	$15		€14	CANADIAN IMPERIAL BANK OF COMMERCE	March 31, 2025	—
Foreign currency forward contract	$15		€14	CANADIAN IMPERIAL BANK OF COMMERCE	June 30, 2025	—
Foreign currency forward contract	$15		€14	CANADIAN IMPERIAL BANK OF COMMERCE	September 30, 2025	—
Foreign currency forward contract	$15		€13	CANADIAN IMPERIAL BANK OF COMMERCE	December 29, 2025	—
Total						$(717)
Interest rate swap

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.208%	Wells Fargo Bank, N.A.	08/15/2029	$700,000	$(73)	$—	$(73)
Total						$700,000	$(73)	$—	$(73)
________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of June 30, 2024 represented 151% of the Fund’s net assets or 94% of the Fund’s total assets, may be subject to legal restrictions on sales.

(2)These assets are pledged as collateral under the Fund’s or the Fund’s consolidated subsidiaries’ various revolving credit facilities and, as a result, are not directly available to the creditors of the Fund to satisfy any obligations of the Fund other than the obligations under each of the respective facilities (see Note 5).

(3)Investments without an interest rate are non-income producing.

See accompanying notes to consolidated financial statements.

(4)As defined in the Investment Company Act, the Fund is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2024 in which the issuer was an Affiliated Person of the Fund (but not a portfolio company that the Fund is deemed to Control) are as follows:

For the Six Months Ended June 30, 2024									As of June 30, 2024
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
OPH NEP Investment, LLC	$30,771.7	$—	$—	$567.1	$—	$—	$—	$2,398.2	$33,569.3
	$30,771.7	$—	$—	$567.1	$—	$—	$—	$2,398.2	$33,569.3

(5)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 23% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of June 30, 2024.

(6)Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented.

(7)Loan includes interest rate floor feature.

(8)As of June 30, 2024, no amounts were funded by the Fund under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(9)As of June 30, 2024, in addition to the amounts funded by the Fund under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(10)As of June 30, 2024, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
22 HoldCo Limited	$4,646.9	$—	$4,646.9	$—	$—	$4,646.9
3 Step Sports LLC	13,584.9	—	13,584.9	—	—	13,584.9
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	385.9	—	385.9	—	—	385.9
Actfy Buyer, Inc.	15,000.0	—	15,000.0	—	—	15,000.0
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
ADMA Biologics Inc.	1.0	(1.0)	—	—	—	—
Airx Climate Solutions, Inc.	11,435.2	(1,330.6)	10,104.6	—	—	10,104.6
Alcami Corporation	547.9	—	547.9	—	—	547.9
Amerivet Partners Management, Inc. and AVE Holdings LP	3,393.9	—	3,393.9	—	—	3,393.9
Amethyst Radiotherapy Group B.V.	2,142.1	—	2,142.1	—	—	2,142.1
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	2,675.9	(911.0)	1,764.9	—	—	1,764.9
Aptean, Inc. and Aptean Acquiror Inc.	10,026.0	—	10,026.0	—	—	10,026.0
Artifact Bidco, Inc.	35,275.0	—	35,275.0	—	—	35,275.0
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Artivion, Inc.	18,115.7	(1,983.0)	16,132.7	—	—	16,132.7
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	—	3,440.4	—	—	3,440.4
Bamboo US BidCo LLC	4,214.7	(0.7)	4,214.0	—	—	4,214.0
BGI Purchaser, Inc.	33,329.5	(11,513.8)	21,815.7	—	—	21,815.7
BGIF IV Fearless Utility Services, Inc.	22,688.7	—	22,688.7	—	—	22,688.7
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
BR PJK Produce, LLC	1,453.9	—	1,453.9	—	—	1,453.9
BradyPlus Holdings, LLC	3,706.6	—	3,706.6	—	—	3,706.6
Broadcast Music, Inc.	5,384.6	—	5,384.6	—	—	5,384.6
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	4,310.3	—	4,310.3	—	—	4,310.3
Chillaton Bidco Limited	3,948.7	—	3,948.7	—	—	3,948.7
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Cliffwater LLC	1,470.6	—	1,470.6	—	—	1,470.6
Collision SP Subco, LLC	2,262.5	(52.9)	2,209.6	—	—	2,209.6
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc.	2,586.2	—	2,586.2	—	—	2,586.2
Demakes Borrower, LLC	3,292.7	—	3,292.7	—	—	3,292.7
Diligent Corporation	12,896.5	(53.5)	12,843.0	—	—	12,843.0
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	26,678.2	—	26,678.2	—	—	26,678.2
Duraserv LLC	12,598.2	—	12,598.2	—	—	12,598.2
Echo Purchaser, Inc.	8,750.0	—	8,750.0	—	—	8,750.0
Edmunds Govtech, Inc.	4,224.4	(301.4)	3,923.0	—	—	3,923.0
Empower Payments Investor, LLC	2,674.4	—	2,674.4	—	—	2,674.4
Envisage Management Ltd	972.6	—	972.6	—	—	972.6
Epicor Software Corporation	745.7	—	745.7	—	—	745.7
Eternal Aus Bidco Pty Ltd	1,264.1	—	1,264.1	—	—	1,264.1
Excel Fitness Consolidator LLC	2,002.4	—	2,002.4	—	—	2,002.4
Excelitas Technologies Corp.	32,500.0	—	32,500.0	—	—	32,500.0
Fever Labs, Inc.	13,259.3	—	13,259.3	—	—	13,259.3
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	2,349.6	—	2,349.6	—	—	2,349.6
Flint OpCo, LLC	5,659.5	—	5,659.5	—	—	5,659.5
FlyWheel Acquireco, Inc.	1,607.1	(1,071.4)	535.7	—	—	535.7
GC Waves Holdings, Inc.	9,645.5	—	9,645.5	—	—	9,645.5
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	8,634.3	—	8,634.3	—	—	8,634.3
GroundWorks, LLC	1,885.8	—	1,885.8	—	—	1,885.8
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	3,427.0	—	3,427.0	—	—	3,427.0
GTCR F Buyer Corp. and GTCR (D) Investors LP	3,487.5	—	3,487.5	—	—	3,487.5
Guidepoint Security Holdings, LLC	2,659.5	—	2,659.5	—	—	2,659.5
Hakken Midco B.V.	999.6	—	999.6	—	—	999.6
Harbourvest Global Private Equity Limited	65,000.0	(26,000.0)	39,000.0	—	—	39,000.0
Helios Service Partners, LLC and Astra Service Partners, LLC	4,737.6	—	4,737.6	—	—	4,737.6
Higginbotham Insurance Agency, Inc.	4,104.5	—	4,104.5	—	—	4,104.5
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	1,826.1	(0.6)	1,825.5	—	—	1,825.5
HP RSS Buyer, Inc.	5,359.3	—	5,359.3	—	—	5,359.3
HuFriedy Group Acquisition LLC	15,983.6	—	15,983.6	—	—	15,983.6
Hyland Software, Inc.	1,102.9	(58.8)	1,044.1	—	—	1,044.1
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	5,658.6	(68.2)	5,590.4	—	—	5,590.4
Internet Truckstop Group LLC	1,990.0	—	1,990.0	—	—	1,990.0
Keystone Agency Partners LLC	32,570.0	—	32,570.0	—	—	32,570.0
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Kings Buyer, LLC	1,529.3	(382.3)	1,147.0	—	—	1,147.0
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
Lightbeam Bidco, Inc.	2,150.8	(0.3)	2,150.5	—	—	2,150.5
Meyer Laboratory, LLC and Meyer Parent, LLC	5,027.9	—	5,027.9	—	—	5,027.9
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,526.3	(139.4)	5,386.9	—	—	5,386.9
Mustang Prospects Purchaser, LLC	13,407.5	—	13,407.5	—	—	13,407.5
New ChurcHill HoldCo LLC and Victory Topco, LP	16,631.3	(257.3)	16,374.0	—	—	16,374.0
Next Holdco, LLC	1,697.6	—	1,697.6	—	—	1,697.6
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	9,653.8	(454.5)	9,199.3	—	—	9,199.3
North Haven Stack Buyer, LLC	7.4	—	7.4	—	—	7.4
North Star Acquisitionco, LLC and Toucan Bidco Limited	4,956.6	(364.9)	4,591.7	—	—	4,591.7
Northwinds Holding, Inc. and Northwinds Services Group LLC	3,450.0	(583.3)	2,866.7	—	—	2,866.7
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	5,803.6	—	5,803.6	—	—	5,803.6
Orange Barrel Media, LLC/IKE Smart City, LLC	2,728.0	—	2,728.0	—	—	2,728.0
Pallas Funding Trust No.2	998.5	—	998.5	—	—	998.5
Paragon 28, Inc. and Paragon Advanced Technologies, Inc.	7,072.4	(0.5)	7,071.9	—	—	7,071.9
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	3,417.1	—	3,417.1	—	—	3,417.1
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	4,266.7	—	4,266.7	—	—	4,266.7
PCS MidCo, Inc. and PCS Parent, L.P.	4,411.4	(238.6)	4,172.8	—	—	4,172.8
PestCo Holdings, LLC and PestCo, LLC	1,843.3	—	1,843.3	—	—	1,843.3
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc.	7,139.2	—	7,139.2	—	—	7,139.2
Premiere Buyer, LLC	7,905.4	—	7,905.4	—	—	7,905.4
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	2.0	(1.2)	0.8	—	—	0.8
PSC Parent, Inc.	24,507.3	(1,028.2)	23,479.1	—	—	23,479.1
PushPay USA Inc.	357.1	—	357.1	—	—	357.1
PYE-Barker Fire & Safety, LLC	62,558.2	(1,085.7)	61,472.5	—	—	61,472.5
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	26,456.3	—	26,456.3	—	—	26,456.3
Reagent Chemical & Research, LLC	8,783.8	—	8,783.8	—	—	8,783.8
Silk Holdings III Corp. and Silk Holdings I Corp.	5,940.6	(3,300.3)	2,640.3	—	—	2,640.3
Solar Bidco Limited	1,051.6	—	1,051.6	—	—	1,051.6
Spark Purchaser, Inc.	2,702.7	—	2,702.7	—	—	2,702.7
St Athena Global LLC and St Athena Global Holdings Limited	7,345.3	(369.3)	6,976.0	—	—	6,976.0
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	2,435.5	—	2,435.5	—	—	2,435.5
Sunbit Receivables Trust IV	2,700.0	(1,323.9)	1,376.1	—	—	1,376.1
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	38,101.9	—	38,101.9	—	—	38,101.9
SV Newco 2, Inc.	17,637.5	—	17,637.5	—	—	17,637.5
The Hiller Companies, LLC	10,935.3	(141.1)	10,794.2	—	—	10,794.2
Touchdown Acquirer Inc.	391.9	—	391.9	—	—	391.9
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC	7,531.4	(125.5)	7,405.9	—	—	7,405.9
Truist Insurance Holdings, LLC	4,792.2	(407.8)	4,384.4	—	—	4,384.4
TSS Buyer, LLC	1,985.1	—	1,985.1	—	—	1,985.1
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4,245.3	(566.0)	3,679.3	—	—	3,679.3
UP Intermediate II LLC and UPBW Blocker LLC	2,210.2	(35.4)	2,174.8	—	—	2,174.8
Vantage Data Centers Europe S.a r.l.	3,176.5	—	3,176.5	—	—	3,176.5
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	8,877.2	(422.0)	8,455.2	—	—	8,455.2
Vobev, LLC and Vobev Holdings, LLC	283.9	(0.8)	283.1	—	—	283.1
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	30,692.8	(5,982.4)	24,710.4	—	—	24,710.4
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	194.6	—	194.6	—	—	194.6
Wellington Bidco Inc. and Wellington TopCo LP	18,826.7	(1,189.7)	17,637.0	—	—	17,637.0
World Insurance Associates, LLC and World Associates Holdings, LLC	25,000.0	—	25,000.0	—	—	25,000.0
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	847.5	(56.8)	790.7	—	—	790.7
	$940,751.1	$(61,804.6)	$878,946.5	$—	$—	$878,946.5

(11)As of June 30, 2024, the Fund was party to agreements to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Constellation Wealth Capital Fund, L.P.	$3,693.2	$(1,935.7)	$1,757.5	$—	$1,757.5
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	213.5	—	213.5	—	213.5
GTCR F Buyer Corp. and GTCR (D) Investors LP	25.9	—	25.9	—	25.9
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	12.8	—	12.8	—	12.8
Tikehau Ruby CLO Equity LP	433.6	—	433.6	—	433.6
Tikehau Topaz LP	1,519.8	—	1,519.8	—	1,519.8
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
	$5,904.4	$(1,935.7)	$3,968.7	$—	$3,968.7

(12)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 to the consolidated financial statements for more information regarding the fair value of the Fund’s investments.

(13)As of June 30, 2024, the estimated net unrealized gain for federal tax purposes was $48.6 million based on a tax cost basis of $5.4 billion. As of June 30, 2024, the estimated aggregate gross unrealized gain for federal income tax purposes was $55.5 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $6.9 million.

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Iron Mountain Information Management, LLC	First lien senior secured loan	7.58%	SOFR (S)	2.25%		01/2031		5,500.0	5,458.8	5,496.6	(3)

									5,458.8	5,496.6		0.31%
Semiconductors and Semiconductor Equipment
MKS Instruments, Inc.	First lien senior secured loan	7.84%	SOFR (M)	2.50%		08/2029		4,482.2	4,471.3	4,486.7	(3)(5)

									4,471.3	4,486.7		0.25%

Total Investments									$2,556,783.9	$2,577,558.1	(7)(10)	146.34%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$14,240		£11,532	Wells Fargo Bank, N.A.	August 21, 2026	$—
Foreign currency forward contract	$8,380		€7,826	Wells Fargo Bank, N.A.	January 26, 2024	—
Foreign currency forward contract	$6,165	AUD	9,518	Wells Fargo Bank, N.A.	November 17, 2026	—
Foreign currency forward contract	$1,017	CAD	1,391	Wells Fargo Bank, N.A.	November 16, 2026	—
Foreign currency forward contract	$874		£720	Wells Fargo Bank, N.A.	March 31, 2026	—
Foreign currency forward contract	$583		£480	Wells Fargo Bank, N.A.	March 31, 2025	—
Total						$—
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

(4)Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented.

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operations:
Net investment income	$66,272	$9,848	$112,351	$14,890
Net realized gains	5,250	614	8,210	1,954
Net unrealized gains	20,824	3,325	28,928	2,835
Net increase in net assets resulting from operations	92,346	13,787	149,489	19,679
Distributions to shareholders:
Distributed earnings - Class I	(60,107)	—	(99,901)	—
Distributed earnings - Class S	(11,722)	—	(20,098)	—
Distributed earnings - Class D	(1,829)	—	(3,326)	—
Net decrease in net assets from distributions	(73,658)	—	(123,325)	—
Share transactions:
Class I:
Proceeds from shares sold	979,946	150,000	1,399,370	246,464
Distributions reinvested	14,541	—	25,223	—
Repurchased shares, net of early repurchase deduction	—	—	(10,250)	—
Net increase in net assets from share transactions	994,487	150,000	1,414,343	246,464
Class S:
Proceeds from shares sold	151,402	—	296,383	—
Share transfers between classes	(655)	—	(655)	—
Distributions reinvested	2,131	—	3,180	—
Repurchased shares, net of early repurchase deduction	(132)	—	(258)	—
Net increase in net assets from share transactions	152,746	—	298,650	—
Class D:
Proceeds from shares sold	14,158	—	33,718	—
Share transfers between classes	655	—	655	—
Distributions reinvested	339	—	581	—
Net increase in net assets from share transactions	15,152	—	34,954	—
Total increase in net assets	1,181,073	163,787	1,774,111	266,143
Net assets, beginning of period	2,354,430	250,454	1,761,392	148,098
Net assets, end of period	$3,535,503	$414,241	$3,535,503	$414,241

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$149,489	$19,679
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments and foreign currency transactions	(8,210)	(1,954)
Net unrealized gains on investments and foreign currency transactions	(28,928)	(2,835)
Net accretion of investments	(6,378)	(1,016)
PIK interest	(6,825)	—
PIK dividends	(1,484)	—
Amortization of debt issuance costs	2,630	607
Amortization of offering costs	2,998	683
Purchases of investments	(3,325,434)	(884,876)
Proceeds from repayments or sales of investments	963,364	207,852
Changes in operating assets and liabilities:
Interest receivable	(15,091)	(4,037)
Other assets	(78)	(11,454)
Base management fee payable	8,003	—
Income based fee payable	4,261	—
Capital gains incentive fee payable	4,586	567
Interest and facility fees payable	7,591	1,437
Accounts payable and other liabilities	1,151	8,455
Net cash used in operating activities	(2,248,355)	(666,892)
FINANCING ACTIVITIES:
Borrowings on debt	2,360,706	440,000
Repayments of debt	(1,680,190)	(95,000)
Debt issuance costs	(17,970)	—
Net proceeds from issuance of common shares	1,729,471	246,464
Repurchased shares, net of early repurchase deduction	(10,508)	—
Distributions to shareholders	(80,614)	—
Net cash provided by financing activities	2,300,895	591,464
CHANGE IN CASH AND CASH EQUIVALENTS	52,540	(75,428)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,972	113,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,512	$37,989
Supplemental Information:
Interest paid during the period	$31,872	$4,783
Distribution declared and payable during the period	$123,325	$—

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024
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

The Fund publicly offers on a continuous basis up to $7.5 billion of its common shares, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities and

Exchange Commission (the “SEC”). On April 17, 2023, the Fund was granted an exemptive relief order from the SEC that permits the Fund to offer to sell any combination of three classes of Common Shares, with a dollar value up to the maximum offering amount of $7.5 billion of its Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, the Fund only offered and sold Class I shares and did not offer any Class S or Class D shares. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Offering is a “best efforts” offering, which means that Ares Wealth Management Solutions, LLC (“AWMS”), the intermediary manager for the Offering and an affiliate of the Fund’s investment adviser, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares. The Fund also engages in offerings of its unregistered Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

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

When the Valuation Designee determines the Fund’s NAV as of the last day of a month that is not also the last day of a calendar quarter, the Valuation Designee updates the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Valuation Designee will generally value such assets at the most recent quarterly valuation unless the Valuation Designee determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Valuation Designee determines such a change has occurred with respect to one or more investments, the Valuation Designee will determine whether to update the value for each relevant investment. See Note 8 for more information on the Fund’s valuation process.

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

Derivative Instruments

The Fund follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Fund designated a certain interest rate swap as the hedging instrument in a qualifying fair value hedge accounting relationship, and as a result, the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of “interest and credit facility fees” in the Fund’s consolidated statement of operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the corresponding fixed rate debt. For all other derivatives, the Fund does not utilize hedge accounting and as such values its derivatives at fair value with the unrealized gains or losses recorded in “net unrealized gains (losses) from foreign currency transactions” in the Fund’s consolidated statement of operations.

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

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed were assessed by the Fund and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07 among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal year beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact to its consolidated financial statements.

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

The base management fee, income based fee and capital gains incentive fee for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Base management fee	$9,854	$1,014	$16,503	$1,698
Income based fee	$8,867	$813	$14,918	$813
Capital gains incentive fee(1)	$3,259	$493	$4,642	$567
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three and six months ended June 30, 2024 and 2023. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $7,748 as of June 30, 2024. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of June 30, 2024, the Fund has paid capital gains incentive fee since inception totaling $56. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

The services of all investment professionals and staff of the Fund’s investment adviser, when and to the extent engaged in providing investment advisory and management services to the Fund, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Fund’s investment adviser. Under the investment advisory and management agreement, the Fund bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization and offering expenses of the Fund associated with the Offering, as provided for in Financial Industry Regulatory Authority, Inc. (“FINRA”) Conduct Rule 2310(a)(12) (but excluding any shareholder servicing and/or distribution fees); calculation of the Fund’s NAV (including the cost and expenses of any IVP or pricing services); expenses incurred by the Fund’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Fund’s financial and legal affairs and in monitoring the Fund’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Fund’s investments) and performing due diligence on the Fund’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Fund’s investments; offerings of the Fund’s Common Shares and other securities; the costs of effecting any repurchases of the

Common Shares and the Fund’s other securities; investment advisory fees, including any management fee and incentive fee, payable under the investment advisory and management agreement; administration fees, if any, payable under the administration agreement; fees payable, if any, under any intermediary manager or selected intermediary agreements; shareholder servicing and/or distribution fees payable under the Fund’s distribution and shareholder servicing plan adopted pursuant to Rule 12b-1 under the Investment Company Act; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments (including payments to third party vendors for financial information services); transfer agent, escrow agent and custodial fees and expenses; federal and state registration fees; all costs of registration and listing the Fund’s Common Shares or any other securities on any securities exchange; federal, state and local taxes; independent trustees’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC) and an official or agency administering the securities laws of a state; the costs of any reports, proxy statements or other notices to shareholders, including printing and other related costs; commissions and other compensation payable to brokers or dealers; to the extent the Fund is covered by any joint insurance policies, the Fund’s allocable portion of the fidelity bond, trustees and officers’ errors or omissions liability insurance and any other insurance premiums; outside legal expenses; accounting expenses (including fees and disbursements and expenses related to the audit of the Fund and the preparation of the Fund’s tax information); direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, and staff; and all other expenses incurred by the Fund or its administrator in connection with administering the Fund’s business, as described in more detail under “Administration Agreement” below.

Administration Agreement

The Fund is party to an administration agreement (the “administration agreement”) with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Fund with office equipment and clerical, bookkeeping and record keeping services at the Fund’s office facilities. Under the administration agreement, Ares Operations may also arrange for the services of, and oversee custodians, depositories, transfer agents, escrow agents, distribution disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Ares Operations also performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that the Fund is required to maintain and preparing all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to shareholders.

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

For the three and six months ended June 30, 2024, the Fund incurred $1,515 and $2,847, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement, of which $1,515 and $2,576, respectively, have been supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below). For the three and six months ended June 30, 2023, the Fund incurred $752 and $1,436, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement, of which all have been supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement.

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

The shareholder servicing and/or distribution fees that were attributable to Class S shares and D shares for the three and six months ended June 30, 2024 were as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Class S	$1,157	$1,979
Class D	$50	$90

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

The Fund’s investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of June 30, 2024, a $2,487 base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
December 31, 2022	$1,449	$—	$—	$1,449	5.04%	—	12/30/2025
January 31, 2023	$1,088	$—	$—	$1,088	4.56%	—	01/31/2026
February 28, 2023	$891	$—	$—	$891	3.53%	—	02/28/2026
March 31, 2023	$916	$—	$—	$916	3.63%	—	03/31/2026
April 30, 2023	$1,083	$—	$—	$1,083	2.99%	—	04/30/2026
May 31, 2023	$1,312	$—	$—	$1,312	2.47%	—	05/31/2026
June 30, 2023	$2,253	$—	$—	$2,253	2.48%	—	06/30/2026
July 31, 2023	$2,502	$—	$—	$2,502	1.16%	—	07/31/2026
August 31, 2023	$2,300	$—	$—	$2,300	1.94%	8.69%	08/31/2026
September 30, 2023	$1,636	$—	$—	$1,636	1.66%	8.95%	09/30/2026
October 31, 2023	$—	$—	$—	$—	1.20%	8.67%	10/31/2026
November 30, 2023	$1,637	$—	$—	$1,637	1.18%	9.69%	11/30/2026
December 31, 2023	$1,144	$—	$—	$1,144	1.08%	9.33%	12/31/2026
January 31, 2024	$1,592	$—	$—	$1,592	1.20%	9.27%	01/31/2027
February 29, 2024	$2,183	$—	$—	$2,183	1.10%	9.93%	02/29/2027
March 31, 2024	$2,194	$—	$—	$2,194	1.49%	9.28%	03/31/2027
April 30, 2024	$3,066	$—	$—	$3,066	1.21%	9.55%	04/30/2027
May 31, 2024	$2,437	$—	$—	$2,437	1.18%	9.25%	05/31/2027
June 30, 2024	$3,170	$—	$—	$3,170	1.22%	9.52%	06/30/2027
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

4. INVESTMENTS

As of June 30, 2024 and December 31, 2023, investments consisted of the following:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$4,803,695	$4,832,492	$2,369,207	$2,385,971
Second lien senior secured loans	144,648	144,735	43,237	43,771
Senior subordinated loans	75,926	79,658	46,631	46,966
Corporate bonds	10,000	10,639	10,000	10,507
Collateralized loan obligations	82,120	83,226	22,500	22,681
Commercial mortgage-backed securities	4,989	5,026	4,988	5,010
Private asset-backed investments	74,968	75,227	11,786	11,901
Preferred equity	63,682	68,025	39,500	41,033
Other equity	45,460	52,400	8,935	9,718
Total	$5,305,488	$5,351,428	$2,556,784	$2,577,558
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of June 30, 2024 and December 31, 2023 were as follows:

	As of
	June 30, 2024	December 31, 2023
Industry
Software and Services	20.8%	20.4%
Health Care Services	10.9	12.2
Capital Goods	10.5	10.4
Consumer Services	9.5	10.5
Financial Services	7.9	7.2
Commercial and Professional Services	7.7	5.5
Insurance Services	6.3	7.5
Media and Entertainment	4.0	4.4
Retailing and Distribution	3.3	2.7
Materials	3.0	1.6
Pharmaceuticals, Biotechnology and Life Sciences	2.9	4.0
Investment Funds and Vehicles	2.0	1.3
Automobiles and Components	1.7	1.7
Technology Hardware and Equipment	1.4	1.1
Food and Beverage	1.3	2.7
Other	6.8	6.8
Total	100.0%	100.0%

	As of
	June 30, 2024	December 31, 2023
Geographic Region
United States	94.0%	91.5%
Europe	3.9	5.0
Canada	1.7	2.3
Bermuda/Cayman Islands	—	0.7
Other	0.4	0.5
Total	100.0%	100.0%
As of June 30, 2024 and December 31, 2023, none of the loans were on non-accrual status.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of June 30, 2024, the Fund’s asset coverage was 351%.

The Fund’s outstanding debt as of June 30, 2024 and December 31, 2023 was as follows:

	As of
	June 30, 2024					December 31, 2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,785,000	(2)	$215,168	$215,167		$800,000	(2)	$460,349	$460,325
SG Funding Facility	1,400,000	(3)	490,000	490,000		1,000,000	(3)	250,000	250,000
SB Funding Facility	750,000	(4)	—	—		—		—	—
August 2029 Notes	700,000		700,000	685,673	(5)(6)	—		—	—
Total	$4,635,000		$1,405,168	$1,390,840		$1,800,000		$710,349	$710,325
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility and SB Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $2,625,000 and $1,050,000, as of June 30, 2024 and December 31, 2023, respectively.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,000,000.

(4)As of June 30, 2024, $500,000 of the total commitment was available under the SB Funding Facility and subject to borrowing base and other restrictions. See below for more information.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the August 2029 Notes (as defined below) as of June 30, 2024 includes an adjustment as a result of an effective hedge accounting relationship. See Note 6 for more information.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A. and each of the other parties thereto (the “Revolving Credit Facility”), that as of June 30, 2024, allowed the Fund to borrow up to $1,785,000 at any one time outstanding. As of June 30, 2024, the end of the revolving period and the stated maturity date were April 15, 2028 and April 15, 2029, respectively. As of June 30, 2024, the Revolving Credit Facility also provided for a feature that allowed the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $2,625,000. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit

Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of June 30, 2024, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2024 and December 31, 2023, there was $215,168 and $460,349 aggregate principal amount outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000.

The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of June 30, 2024, the one, three and six month SOFR was 5.34%, 5.32% and 5.25%, respectively. As of June 30, 2024, the applicable spread in effect was 1.875%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Fund is also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued and the applicable spread.

For the three and six months ended June 30, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest expense	$3,931	$4,682	$11,450	$4,992
Credit facility fees	1,324	347	1,691	915
Amortization of debt issuance costs	741	305	1,094	608
Total interest and credit facility fees expense	$5,996	$5,334	$14,235	$6,515
Cash paid for interest expense	$3,840	$4,783	$11,438	$4,783
Average stated interest rate	7.29%	7.08%	7.22%	4.10%
Average outstanding balance	$213,308	$264,615	$313,760	$243,784

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

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of June 30, 2024, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of June 30, 2024 and December 31, 2023, there was $490,000 and $250,000 aggregate principal amount outstanding, respectively, under the SG Funding Facility. Since December 19, 2023, the interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.60% per annum. Prior to December 19, 2023, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin that was a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consisted of broadly syndicated loans, determined by multiplying the aggregate amount of loans then outstanding under the SG Funding Facility by the percentage of the collateral pool that consisted of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that did not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans then outstanding under the SG Funding Facility by the percentage of the collateral pool that did not consist of broadly syndicated loans. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

For the three and six months ended June 30, 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Stated interest expense	$9,705	$16,868
Credit facility fees	1,152	2,199
Amortization of debt issuance costs	712	1,314
Total interest and credit facility fees expense	$11,569	$20,381
Cash paid for interest expense	$9,504	$17,719
Average stated interest rate	7.94%	7.94%
Average outstanding balance	$483,407	$419,973

SB Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that provides for a facility amount of $750,000, of which $500,000 was available as of June 30, 2024 and the remaining $250,000 will become fully available on September 1, 2024. The end of the reinvestment period and the stated maturity date are September 1, 2026 and March 1, 2033, respectively.

In addition, the Fund, as transferor, and ASIF Funding II, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding II certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding II under the SB Funding Facility are secured by substantially all assets held by ASIF Funding II.

Under the SB Funding Facility, the Fund and ASIF Funding II, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The SB Funding Facility includes usual and customary events of default for facilities of this nature. As of June 30, 2024, the Fund and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

As of June 30, 2024, there was no aggregate principal amount outstanding under the SB Funding Facility. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. As of June 30, 2024, the applicable spread in effect was 2.40%. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility. See Note 11 for a subsequent event relating to the SB Funding Facility.

For the three and six months ended June 30, 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SB Funding Facility were as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Stated interest expense	$2,790	$3,005
Credit facility fees	240	333
Amortization of debt issuance costs	169	222
Total interest and credit facility fees expense	$3,199	$3,560
Cash paid for interest expense	$2,715	$2,715
Average stated interest rate	7.73%	7.73%
Average outstanding balance	$142,857	$76,923

Unsecured Notes

In June 2024, the Fund issued $700,000 in aggregate principal amount of unsecured notes that mature on August 15, 2029 and bear interest at a rate of 6.350% per annum (the “August 2029 Notes”). The August 2029 Notes were sold to initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for the resale by such initial purchasers to (i) qualified institutional buyers in transactions exempt from registration under the Securities Act pursuant to Rule 144A thereunder or (ii) certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The August 2029 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The August 2029 Notes pay interest semi-annually on February 15 and August 15 of each year, commencing on February 15, 2025, and all principal is due upon maturity. The August 2029 Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the August 2029 Notes, and any accrued and unpaid interest. The August 2029 Notes were issued at a discount to the principal amount.

Concurrent with the issuance of the August 2029 Notes, the Fund entered into a Registration Rights Agreement (the “Registration Rights Agreement”) for the benefit of the initial purchasers of the August 2029 Notes. Pursuant to the Registration Rights Agreement, the Fund is obligated to file a registration statement with the SEC with respect to an offer to exchange the August 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the August 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than June 5, 2025. If the Fund fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the August 2029 Notes.

In connection with the August 2029 Notes, the Fund entered into an interest rate swap agreement for a total notional amount of $700,000 that matures on August 15, 2029 to more closely align the interest rate of such liability with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreement, the Fund receives a fixed interest rate of 6.350% and pays a floating interest rate based on one-month SOFR plus 2.208%. The Fund designated this interest rate swap and the August 2029 Notes as a qualifying hedge accounting relationship. See Note 6 for more information on the interest rate swap.

For the three and six months ended June 30, 2024, the components of interest expense, cash paid for interest expense and average stated interest rate, net of effect of interest rate swap for the August 2029 Notes were as follows.

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Stated interest expense(1)	$3,810	$3,810
Amortization of debt issuance costs	50	50
Accretion of discount	58	58
Total interest expense	$3,918	$3,918
Cash paid for interest expense	$—	$—
Average stated interest rate, net of effect of interest rate swap	7.49%	7.49%
________________________________________

(1)Includes the impact to interest expense related to the interest rate swap for the three and six months ended June 30, 2024.

The August 2029 Notes contain certain covenants, including covenants requiring the Fund to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indenture governing such notes. As of June 30, 2024, the Fund was in compliance in all material respects with the terms of the indenture governing the August 2029 Notes.

The August 2029 Notes are the Fund’s senior unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the August 2029 Notes; equal in right of payment to the Fund’s existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Fund later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Fund’s subsidiaries, financing vehicles or similar facilities.

6. DERIVATIVE INSTRUMENTS

The Fund enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures.

Foreign Currency Forward Contracts

Certain information related to the Fund’s foreign currency forward derivative instruments as of June 30, 2024 and December 31, 2023 is presented below.

	As of June 30, 2024
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	NOK	27,017	March 31, 2026	$2,502	$(2,554)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	19,673	November 16, 2026	14,676	(14,622)	Other assets
Foreign currency forward contract		£14,879	August 21, 2026	18,457	(18,861)	Accounts payable and other liabilities
Foreign currency forward contract		£14,684	June 11, 2027	18,644	(18,633)	Other assets
Foreign currency forward contract	AUD	9,518	November 17, 2026	6,165	(6,359)	Accounts payable and other liabilities
Foreign currency forward contract		€8,051	July 26, 2024	8,630	(8,634)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	7,411	October 18, 2024	4,994	(5,056)	Accounts payable and other liabilities
Foreign currency forward contract		£5,222	March 31, 2026	6,558	(6,618)	Accounts payable and other liabilities
Foreign currency forward contract		€2,864	March 30, 2027	3,201	(3,204)	Accounts payable and other liabilities
Foreign currency forward contract		€2,270	March 26, 2026	2,517	(2,504)	Other assets
Foreign currency forward contract	AUD	1,897	February 18, 2026	1,255	(1,271)	Accounts payable and other liabilities
Foreign currency forward contract		€858	March 30, 2027	972	(959)	Other assets
Foreign currency forward contract		€575	May 22, 2026	640	(634)	Other assets
Foreign currency forward contract		£480	March 31, 2025	583	(607)	Accounts payable and other liabilities
Foreign currency forward contract		€440	March 26, 2025	482	(477)	Other assets
Foreign currency forward contract		€148	July 26, 2024	159	(159)	Other assets
Foreign currency forward contract		€22	March 31, 2026	24	(24)	Other assets
Foreign currency forward contract		€15	September 30, 2024	16	(16)	Other assets
Foreign currency forward contract		€14	December 27, 2024	16	(16)	Other assets
Foreign currency forward contract		€14	March 31, 2025	15	(15)	Other assets
Foreign currency forward contract		€14	June 30, 2025	15	(15)	Other assets
Foreign currency forward contract		€14	September 30, 2025	15	(15)	Other assets
Foreign currency forward contract		€13	December 29, 2025	15	(15)	Other assets
Total				$90,551	$(91,268)

	As of December 31, 2023
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		£11,532	August 21, 2026	$14,240	$(14,240)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	9,518	November 17, 2026	6,165	(6,165)	Accounts payable and other liabilities
Foreign currency forward contract		€7,826	January 26, 2024	8,380	(8,380)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	1,391	November 16, 2026	1,017	(1,017)	Accounts payable and other liabilities
Foreign currency forward contract		£720	March 31, 2026	874	(874)	Accounts payable and other liabilities
Foreign currency forward contract		£480	March 31, 2025	583	(583)	Accounts payable and other liabilities
Total				$31,259	$(31,259)

As of June 30, 2024, the counterparties to each of the Fund’s foreign currency forward contracts were Canadian Imperial Bank of Commerce and Wells Fargo Bank, N.A. As of December 31, 2023, the counterparty to all of the Fund’s foreign currency forward contracts was Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Fund for the three and six months ended June 30, 2024 are in the following locations in the consolidated statement of operations:

Derivative Instrument	Statement Location	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$196	$196
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions	$(256)	$523

Interest Rate Swap

In connection with the August 2029 Notes, the Fund entered into an interest rate swap agreement for a total notional amount of $700,000 that matures on August 15, 2029 to more closely align the interest rate of such liability with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreement, the Fund receives a fixed interest rate of 6.350% and pays a floating interest rate of one-month SOFR plus 2.208%. The Fund designated this interest rate swap and the August 2029 Notes as a qualifying hedge accounting relationship. See Note 5 for more information on the August 2029 Notes.

As of June 30, 2024, the counterparty to the Fund’s interest rate swap agreement was Wells Fargo Bank, N.A.

As a result of the Fund’s designation of the interest rate swap as the hedging instrument in a qualifying fair value hedge accounting relationship, the Fund is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net loss related to the fair value hedge was approximately $22 and $22 for the three and six months ended June 30, 2024, which is included in “interest and credit facility fees” in the Fund’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swap as of June 30, 2024 is presented below:

	As of June 30, 2024,
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap(1)	$700,000	August 15, 2029	$—	$(73)	Accounts payable and other liabilities
Total			$—	$(73)
________________________________________

(1)The liability related to the fair value of the interest rate swap is offset by a $51 increase to the carrying value of the August 2029 Notes.

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Fund had the following commitments to fund various revolving and delayed draw term loans:

	As of
	June 30, 2024	December 31, 2023
Total revolving loan commitments	$332,399	$59,388
Less: funded commitments	(61,805)	(3,020)
Total net unfunded revolving loan commitments	270,594	56,368

Total delayed draw term loan commitments	608,352	278,442
Total net unfunded revolving and delayed draw term loan commitments	$878,946	$334,810

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

In addition, as of June 30, 2024 and December 31, 2023, the Fund was party to subscription agreements to fund equity investment commitments as follows:

	As of
	June 30, 2024	December 31, 2023
Total equity commitments	$5,904	$51
Less: funded commitments	(1,936)	—
Total net unfunded equity commitments	$3,968	$51

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

The following table presents fair value measurements of cash and cash equivalents, investments, derivatives and unfunded revolving and delayed draw loan commitments as of June 30, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$110,512	$—	$—	$110,512

First lien senior secured loans	$—	$2,589,762	$2,242,730	$4,832,492
Second lien senior secured loans	—	88,095	56,640	144,735
Senior subordinated loans	—	—	79,658	79,658
Corporate bonds	—	—	10,639	10,639
Collateralized loan obligations	—	—	83,226	83,226
Commercial mortgage-backed securities	—	—	5,026	5,026
Private asset-backed investments	—	—	75,227	75,227
Preferred equity	—	—	68,025	68,025
Other equity	—	—	50,464	50,464
Investments not measured at net asset value	$—	$2,677,857	$2,671,635	$5,349,492
Investments measured at net asset value(1)				1,936
Total investments				$5,351,428
Unfunded revolving and delayed draw loan commitments(2)	$—	$—	$(4,551)	$(4,551)
Derivatives:
Foreign currency forward contracts	$—	$(717)	$—	$(717)
Interest rate swap	$—	$—	$(73)	$(73)
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

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2023:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,972	$—	$—	$57,972

First lien senior secured loans	$—	$1,533,600	$852,371	$2,385,971
Second lien senior secured loans	—	33,236	10,535	43,771
Senior subordinated loans	—	8,379	38,587	46,966
Corporate bonds	—	—	10,507	10,507
Collateralized loan obligations	—	—	22,681	22,681
Commercial mortgage-backed securities	—	—	5,010	5,010
Private asset-backed investments	—	—	11,901	11,901
Preferred equity	—	—	41,033	41,033
Other equity	—	—	9,718	9,718
Total investments	$—	$1,575,215	$1,002,343	$2,577,558

Unfunded revolving and delayed draw loan commitments(1)	$—	$—	$(4,008)	$(4,008)
Derivatives - Foreign currency forward contracts	$—	$—	$—	$—

________________________________________

(1)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated statement of assets and liabilities.

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Fund’s investments categorized within Level 3 as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of June 30, 2024
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$2,087,776	Yield analysis	Market yield	8.4% - 23.1%	11.5%
	154,954	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	56,640	Yield analysis	Market yield	12.4% - 17.3%	12.9%
Senior subordinated loans	79,658	Yield analysis	Market yield	11.0% - 16.5%	13.6%
Corporate bonds	10,639	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	83,226	Broker quotes	N/A	N/A	N/A
Commercial mortgage-backed securities	5,026	Broker quotes	N/A	N/A	N/A
Private asset-backed investments	46,286	Yield analysis	Market yield	3.2% - 10.9%	9.0%
	28,941	Transaction cost	N/A	N/A	N/A
Preferred equity	68,025	EV market multiple analysis	EBITDA multiple	5.2x - 24.4x	19.8x
		Yield analysis	Market yield	9.8% - 15.0%	14.0%
Other equity	50,464	EV market multiple analysis	EBITDA multiple	8.0x - 23.4x	14.5x
Total investments	$2,671,635
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2024:

As of and For the Three Months Ended June 30, 2024
Balance as of March 31, 2024	$1,452,856
Net realized gains	1,086
Net unrealized gains	25,584
Purchases	1,254,832
Sales	(24,775)
Repayments	(32,873)
PIK interest and dividends	4,141
Net accretion of discount on investments	2,129
Net transfers in and/or out of Level 3	(11,345)
Balance as of June 30, 2024	$2,671,635

As of and For the Six Months Ended June 30, 2024
Balance as of December 31, 2023	$1,002,343
Net realized gains	2,188
Net unrealized gains	30,651
Purchases	1,755,094
Sales	(34,272)
Repayments	(83,302)
PIK interest and dividends	7,346
Net accretion of discount on investments	3,744
Net transfers in and/or out of Level 3	(12,157)
Balance as of June 30, 2024	$2,671,635

Investments were transferred into and out of Level 3 during the three and six months ended June 30, 2024. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of June 30, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $39,024.

For the three and six months ended June 30, 2024, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of June 30, 2024, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations, was $22,867 and $29,957, respectively.

The following tables present changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2023:

As of and For the Three Months Ended June 30, 2023
Balance as of March 31, 2023	$108,102
Net realized gains	479
Net unrealized losses	(39,058)
Purchases	280,781
Sales	(18,670)
Repayments	(3,225)
PIK interest and dividends	334
Net accretion of discount on investments	371
Net transfers in and/or out of Level 3	(20,963)
Balance as of June 30, 2023	$308,151

As of and For the Six Months Ended June 30, 2023
Balance as of December 31, 2022	$18,744
Net realized gains	642
Net unrealized losses	(39,750)
Purchases	379,545
Sales	(30,277)
Repayments	(3,303)
PIK interest and dividends	334
Net accretion of discount on investments	506
Net transfers in and/or out of Level 3	(18,290)
Balance as of June 30, 2023	$308,151

Investments were transferred into and out of Level 3 during the three and six months ended June 30, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of June 30, 2023, the net unrealized appreciation on the investments that use Level 3 inputs was $892.

For the three and six months ended June 30, 2023, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of June 30, 2023, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations was $993 and $888, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024			December 31, 2023
	Carrying Value(1)		Fair Value(5)	Carrying Value(1)		Fair Value(5)
Revolving Credit Facility	$215,167		$215,168	$460,325		$460,325
SG Funding Facility	490,000		490,000	250,000		250,000
SB Funding Facility	—		—	—		—
August 2029 Notes (principal amount outstanding of $700,000 and $0, respectively)	685,673	(2)(3)	693,420	—		—
Total	$1,390,840	(4)	$1,398,588	$710,325	(4)	$710,325
____________________________________

(1)The Revolving Credit Facility, SG Funding Facility and SB Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(3)The carrying value of the August 2029 Notes as of June 30, 2024 includes an adjustment as a result of an effective hedge accounting relationship. See Notes 5 and 6 for more information.

(4)Total principal amount of debt outstanding totaled $1,405,168 and $710,349 as of June 30, 2024 and December 31, 2023, respectively.

(5)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10.

9. NET ASSETS

The Fund has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 par value per share.

Pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847,098 of the Fund’s Class I shares entered into between the Fund and several investors between November 2022 and ending on January 30, 2023, the Fund called an aggregate of $847,098 from October 6, 2022 through July 31, 2023, and in exchange therefore, the Fund issued approximately 32,402 Class I shares to 61 shareholders, including the investment from the Fund’s sole initial shareholder. Of the $847,098 of commitments called, $150,000 and $246,463, respectively, were called during the three and six months ended June 30, 2023, in exchange for approximately 5,746 and 9,561 Class I shares, respectively.

On August 1, 2023, the Fund held the first closing in the Offering, pursuant to its Registration Statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023, as amended and supplemented. The Fund publicly offers on a continuous basis up to $7.5 billion of its Common Shares, pursuant to the Offering. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Fund also engages in offerings of its unregistered Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	35,864	$979,946	51,289	$1,399,370
Distributions reinvested	532	14,541	925	25,223
Repurchased shares, net of early repurchase deduction	—	—	(382)	(10,250)
Net increase	36,396	$994,487	51,832	$1,414,343
Class S
Subscriptions(1)	5,540	$151,402	10,872	$296,383
Share transfers between classes	(24)	(655)	(24)	(655)
Distributions reinvested	78	2,131	116	3,180
Repurchased shares, net of early repurchase deduction	(5)	(132)	(10)	(258)
Net increase	5,589	$152,746	10,954	$298,650
Class D
Subscriptions(1)	518	$14,158	1,237	$33,718
Share transfers between classes	24	655	24	655
Distributions reinvested	12	339	21	581
Net increase	554	$15,152	1,282	$34,954
Total net increase	42,539	$1,162,385	64,068	$1,747,947
____________________________________

(1)See Note 11 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for Class I, Class S and Class D shares during the six months ended June 30, 2024 and 2023.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45

NAV Per Share
Class I(1)
January 31, 2023	$25.40
February 28, 2023	$25.58
March 31, 2023	$25.71
April 30, 2023	$26.12
May 31, 2023	$26.08
June 30, 2023	$26.75
____________________________________

(1)The date of the first sale of Class S shares and D shares was August 1, 2023.

Distributions

The Fund’s board of trustees expects to declare monthly regular distributions for each class of its Common Shares. The following tables present the monthly regular distributions that were declared and payable during the six months ended June 30, 2024.

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,120
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,945
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
			$1.28580	$99,901

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
			$1.17057	$20,098

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	529
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	644
			$1.25192	$3,326

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

On May 8, 2024, the Fund amended and restated the plan adopted by the Fund pursuant to Rule 18f-3 under the Investment Company Act so the Fund may issue multiple classes of Common Shares (the “Multiple Class Plan”) to provide that the Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold the Fund's Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder's Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. Prior to May 8, 2024, the Fund could only waive the Early Repurchase Deduction in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. See Note 11 for a subsequent event relating to the Multiple Class Plan and the Early Repurchase Deduction.

During the three months ended June 30, 2024, pursuant to tender offers, the Fund repurchased approximately 5 Class S shares for a total value of $132, which is net of the Early Repurchase Deduction. During the six months ended June 30, 2024, pursuant to tender offers, the Fund repurchased approximately 382 Class I shares and 10 Class S shares for a total value of $10,250 and $258, respectively, each of which are net of the Early Repurchase Deduction. The following table presents the share repurchases completed during the six months ended June 30, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
February 29, 2024	387	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	5	0.01%	June 20, 2024	$27.39	$132	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the six months ended June 30, 2024 and 2023:

	As of and For the Six Months Ended June 30, 2024
	Class I	Class S	Class D
Per Share Data:
Net asset value at beginning of period	$27.22	$27.22	$27.22
Net investment income for period(1)	1.17	1.06	1.15
Net realized and unrealized gains for period(1)	0.34	0.34	0.34
Net increase in net assets resulting from operations	1.51	1.40	1.49
Distributions from net investment income	(1.28)	(1.17)	(1.26)
Total increase in net assets	0.23	0.23	0.23
Net asset value at end of period	$27.45	$27.45	$27.45
Total return based on net asset value(2)	5.45%	5.05%	5.33%
Shares outstanding at end of period	103,774	21,927	3,088
Ratio/Supplemental Data:
Net assets at end of period	$2,848,832	$601,897	$84,774
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.67%	7.52%	6.92%
Ratio of operating expenses (including expense support) to average net assets(3)	5.56%	6.42%	5.80%
Ratio of net investment income to average net assets(3)(5)	8.67%	7.82%	8.43%
Portfolio turnover rate(3)	58%	58%	58%

As of and For the Six Months Ended June 30, 2023
Class I(6)
Per Share Data:
Net asset value, beginning of period	$24.99
Net investment income for period(1)	1.30
Net realized and unrealized gains for period(1)	0.46
Net increase in net assets	1.76
Net asset value, end of period	$26.75
Total return based on net asset value(2)	7.04%
Shares outstanding, end of period	15,488
Ratio/Supplemental Data:
Net assets, end of period	$414,241
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	10.00%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	4.24%
Ratio of net investment income to average net assets(3)(5)	11.37%
Portfolio turnover rate(3)	114%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the six months ended June 30, 2024 and 2023, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the six months ended June 30, 2024 and 2023, the ratio of operating expenses to average net assets consisted of the following:

	For the Six Months Ended June 30, 2024
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.48	1.48	1.48
Interest and credit facility fees	3.19	3.19	3.19
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.75	0.75	0.75
Total operating expenses	6.67%	7.52%	6.92%

For the Six Months Ended June 30, 2023
Class I(6)
Base management fee	1.30%
Income based fee and capital gains incentive fee	1.05
Interest and credit facility fees	4.97
Other operating expenses	2.68
Total operating expenses	10.00%
(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

(6)The date of the first sale of Class S shares and D shares was August 1, 2023.

11. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the six months ended June 30, 2024, except as discussed below.

On July 1, 2024, the Fund issued and sold approximately 13,067 Common Shares (consisting of 11,696 Class I shares, 1,045 Class S shares and 326 Class D shares at an offering price of $27.45 per share for each class of share), and received approximately $358,704 as payment for such shares.

The Fund received approximately $323,634 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective August 1, 2024. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of July 2024 (the “July NAV”), which is generally expected to be available within 20 business days after August 1, 2024. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the July NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2024.

On August 2, 2024, the Fund amended its SB Funding Facility. The amendment, among other things, adjusted the interest rate charged on the SB Funding Facility from SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period to SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. The other terms of the SB Funding Facility remained materially unchanged.

On August 12, 2024, the Fund amended and restated the Multiple Class Plan to provide that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through the Fund’s distribution reinvestment plan.

As previously disclosed, on May 10, 2024, the Fund announced the declaration of regular monthly gross distributions for August and September 2024. On August 13, 2024, the Fund announced the declaration of regular monthly gross distributions for October, November and December 2024, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
August 30, 2024	September 23, 2024	$0.21430	$0.21430	$0.21430
September 30, 2024	October 23, 2024	$0.21430	$0.21430	$0.21430
October 31, 2024	November 22, 2024	$0.21430	$0.21430	$0.21430
November 29, 2024	December 26, 2024	$0.21430	$0.21430	$0.21430
December 31, 2024	January 23, 2025	$0.21430	$0.21430	$0.21430
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

•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the upcoming U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration;

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

MACROECONOMIC ENVIRONMENT

During the second quarter of 2024, leveraged corporate credit markets posted positive returns, driven by sustained economic growth, a healthy level of corporate earnings and further stability in the capital markets and U.S. banking system. With easing inflationary measures, the Federal Reserve has signaled a willingness to soften its current restrictive monetary policies.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended June 30, 2024 and 2023 is presented below.

	For the Three Months Ended June 30,
(dollar amounts in thousands)	2024	2023
New investment commitments(1):
Total new investment commitments(2)	$3,070,428	$784,984
Less: investment commitments exited(3)	(693,564)	(142,749)
Net investment commitments	$2,376,864	$642,235
Principal amount of investments funded:
First lien senior secured loans	$2,326,200	$715,321
Second lien senior secured loans	100,552	10,863
Senior subordinated loans	36,358	1,000
Collateralized loan obligations	29,270	14,500
Private asset-backed investments	30,962	—
Preferred equity	27,533	15,000
Other equity	16,287	500
Total	$2,567,162	$757,184
Principal amount of investments sold or repaid:
First lien senior secured loans	$626,176	$135,001
Second lien senior secured loans	40,609	5,434
Senior subordinated loans	6,858	1,000
Private asset-backed investments	3,045	—
Preferred equity	4,400	—
Total	$681,088	$141,435
Weighted average remaining term for investment commitments (in months)	70	63
Percentage of new investment commitments at floating rates	96%	96%
Weighted average yield(4):
Funded during the period at amortized cost	10.1%	10.1%
Funded during the period at fair value	10.1%	10.1%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded approximately $2.6 billion and $754 million for the three months ended June 30, 2024 and 2023, respectively.

(3)Includes funded commitments. For the three months ended June 30, 2024 and 2023, investment commitments exited included exits of unfunded commitments of $12.5 million and $1.8 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of June 30, 2024 and December 31, 2023, our investments consisted of the following:

	As of
	June 30, 2024		December 31, 2023
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$4,803,695	$4,832,492	$2,369,207	$2,385,971
Second lien senior secured loans	144,648	144,735	43,237	43,771
Senior subordinated loans	75,926	79,658	46,631	46,966
Corporate bonds	10,000	10,639	10,000	10,507
Collateralized loan obligations	82,120	83,226	22,500	22,681
Commercial mortgage-backed securities	4,989	5,026	4,988	5,010
Private asset-backed investments	74,968	75,227	11,786	11,901
Preferred equity	63,682	68,025	39,500	41,033
Other equity	45,460	52,400	8,935	9,718
Total	$5,305,488	$5,351,428	$2,556,784	$2,577,558
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of June 30, 2024 and December 31, 2023 were as follows:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.4%	10.3%	10.7%	10.6%
Total portfolio(2)	10.3%	10.2%	10.5%	10.4%
First lien senior secured loans(3)	10.3%	10.2%	10.6%	10.5%
Second lien senior secured loans(3)	11.6%	11.6%	12.8%	12.6%
Senior subordinated loans(3)	14.8%	14.1%	15.4%	15.3%
Corporate bonds(3)	9.4%	8.9%	9.4%	9.0%
Collateralized loan obligations(3)	10.4%	10.2%	10.2%	10.1%
Commercial mortgage-backed securities(3)	10.8%	10.7%	10.4%	10.4%
Private asset-backed investments(3)	10.6%	10.6%	11.2%	11.2%
Other income producing equity securities(4)	11.5%	11.4%	9.0%	8.9%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024				December 31, 2023
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$41,951	0.8%	1	0.3%	$15,112	0.6%	1	0.4%
Grade 3	5,304,225	99.1	392	99.4	2,557,743	99.2	257	99.2
Grade 2	5,252	0.1	1	0.3	4,703	0.2	1	0.4
Grade 1	—	—	—	—	—	—	—	—
Total	$5,351,428	100.0%	394	100.0%	$2,577,558	100.0%	259	100.0%

As of June 30, 2024 and December 31, 2023, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of June 30, 2024 and December 31, 2023, none of the loans were on non-accrual status.

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

Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on the Expense Support and Conditional Reimbursement Agreement.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2024 and 2023

Operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Total investment income	$110,575	$15,096	$188,258	$20,448
Total expenses	52,741	9,896	90,086	13,101
Expense support	(8,673)	(4,648)	(14,642)	(7,543)
Net expenses	44,068	5,248	75,444	5,558
Net investment income before income taxes	66,507	9,848	112,814	14,890
Income tax expense, including excise tax	235	—	463	—
Net investment income	66,272	9,848	112,351	14,890
Net realized gains on investments and foreign currency transactions	5,250	614	8,210	1,954
Net unrealized gains on investments and foreign currency transactions	20,824	3,325	28,928	2,835
Net increase in net assets resulting from operations	$92,346	$13,787	$149,489	$19,679

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest income from investments	$105,751	$15,013	$181,157	$20,259
Dividend income	1,799	—	2,282	—
Other income	3,025	83	4,819	189
Total investment income	$110,575	$15,096	$188,258	$20,448

Total investment income for the three and six months ended June 30, 2024 increased from the comparable periods in 2023 primarily as a result of an increase in the average size of our investment portfolio. The average size and the weighted average yield of our portfolio at amortized cost for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Average size of portfolio(1)	$4,398,968	$626,873	$3,693,773	$439,377
Weighted average yield on portfolio	9.8%	9.6%	10.0%	9.3%
_______________________________________________________________________________

(1)Includes non-interest earning investments.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest and credit facility fees	$24,682	$5,334	$42,094	$6,515
Base management fee	9,854	1,014	16,503	1,698
Income based fee	8,867	813	14,918	813
Capital gains incentive fee(1)	3,259	493	4,642	567
Offering expenses	1,206	683	2,998	683
Shareholder servicing and distribution fees
Class S	1,157	—	1,979	—
Class D	50	—	90	—
Administrative and other fees	1,515	752	2,847	1,436
Other general and administrative	2,151	807	4,015	1,389
Total expenses	52,741	9,896	90,086	13,101
Expense support	(8,673)	(4,648)	(14,642)	(7,543)
Net expenses	$44,068	$5,248	$75,444	$5,558
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three and six months ended June 30, 2024 and 2023, were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stated interest expense(1)	$20,236	$4,682	$35,133	$4,992
Credit facility fees	2,716	347	4,223	915
Amortization of debt issuance costs	1,672	305	2,680	608
Accretion of discount	58	—	58	—
Total interest and credit facility fees	$24,682	$5,334	$42,094	$6,515
________________________________________

(1)Includes the net interest expense related to the interest rate swap for the three and six months ended June 30, 2024.

Stated interest expense for the three and six months ended June 30, 2024 increased from the comparable periods in 2023 primarily due to increased borrowings under our revolving facilities. Our weighted average stated interest rate on debt outstanding for the three and six months ended June 30, 2024 increased from the comparable periods in 2023 primarily due to the higher utilization of our floating revolving facilities. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Average debt outstanding	$1,039,572	$264,615	$910,656	$243,784
Weighted average stated interest rate on debt outstanding(1)	7.7%	7.1%	7.6%	4.1%
________________________________________

(1)The weighted average stated interest rate on our debt outstanding for the three and six months ended June 30, 2024 includes the impact of an interest rate swap. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2024, for more information on the interest rate swap.

The base management fee for the three and six months ended June 30, 2024 increased from the comparable periods in 2023 primarily due to the increase in the average size of our portfolio.

The income based fee for the three and six months ended June 30, 2024 increased from the comparable periods in 2023 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three and six months ended June 30, 2024 being higher than in the comparable periods in 2023.

For the three and six months ended June 30, 2024, the capital gains incentive fee calculated in accordance with GAAP was $3.3 million and $4.6 million, respectively. For the three and six months ended June 30, 2023, the capital gains incentive fee calculated in accordance with GAAP was $0.5 million and $0.6 million, respectively. The capital gains incentive fee accrual for the six months ended June 30, 2024 changed from the comparable period in 2023 primarily due to net gains on investments and foreign currency transactions of $37.1 million compared to approximately $4.8 million for the six months ended June 30, 2023. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2024, there was approximately $7.7 million of capital gains incentive fee accrued in accordance with GAAP. As of June 30, 2024, there was no capital gains incentive fee actually payable under our investment advisory and management agreement.

Our investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2024, for more information on the base management fee, income based fee and capital gains incentive fee.

Offering expenses include expenses incurred in connection with our continuous offering of Common Shares (as defined below). Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2024, for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the three and six months ended June 30, 2024, total other expenses was approximately $6.1 million and $11.9 million, respectively, which is comprised of shareholder servicing and distribution fees, administrative and other fees, offering expenses and other general and administrative expenses, compared to $2.2 million and $3.5 million, respectively, for the comparable periods in 2023. Administrative and other fees and other general and administrative expenses for the three and six months ended June 30, 2024 increased from comparable periods in 2023, primarily as a result of the continued portfolio growth. Other expenses for the three and six months ended June 30, 2024 increased from the comparable periods in 2023, primarily as a result of our continuous registered offering of Common Shares, which began on August 1, 2023.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2024, we recorded an expense of $0.2 million and $0.5 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains/Losses

For the three and six months ended June 30, 2024, we recorded net realized gains on investments of $5.0 million and $8.1 million, respectively, compared to $0.6 million and $2.0 million, respectively, for the comparable periods in 2023, primarily from full or partial sales of our debt investments. For the three and six months ended June 30, 2024, we also recognized net realized gains on foreign currency transactions of $0.2 million and $0.1 million, respectively.

For the three and six months ended June 30, 2024, we recorded net unrealized gains on investments of $21.1 million and $28.5 million, respectively, compared to $3.3 million and $2.8 million, respectively, for the comparable periods in 2023.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our current liquidity and capital resources are expected to be generated primarily from the proceeds received from the sale of common shares of beneficial interest, including Class I shares, Class S shares and Class D shares (“Common Shares”), pursuant to our registration statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023 (as amended and supplemented, the “Registration Statement”) on a continuous basis at a price per share equal to the then-current net asset value (“NAV”) per share, cash flows from our operations and advances from our credit facilities (the Revolving Credit Facility, the SG Funding Facility and SB Funding Facility (each as defined below, and together, the “Facilities”)). Further, we expect to generate additional liquidity and capital resources from the net proceeds of any future offerings of our debt or equity securities, including unsecured notes and any financing arrangements we may enter into in the future.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our investment adviser and our administrator), (iii) the cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of June 30, 2024, we had approximately $111 million in cash and cash equivalents and $1,405 million in total aggregate principal amount of debt outstanding ($1,391 million at carrying value) and our asset coverage was 351%. Subject to borrowing base and other restrictions, we had approximately $3.0 billion available for additional borrowings under the Facilities as of June 30, 2024.

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

On August 1, 2023, we held the first closing in the offering of Common Shares, pursuant to our Registration Statement. We publicly offer on a continuous basis up to $7.5 billion of our Common Shares, pursuant to an offering (the “Offering”) registered with the SEC. The purchase price per share for each class of Common Shares equals to our NAV per share, as of the effective date of the monthly share purchase date. Ares Wealth Management Solutions, LLC, our intermediary manager, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. We also engage in offerings of our unregistered Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
(in thousands)	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	35,864	$979,946	51,289	$1,399,370
Distributions reinvested	532	14,541	925	25,223
Repurchased shares, net of early repurchase deduction	—	—	(382)	(10,250)
Net increase	36,396	$994,487	51,832	$1,414,343
Class S
Subscriptions(1)	5,540	$151,402	10,872	$296,383
Share transfers between classes	(24)	(655)	(24)	(655)
Distributions reinvested	78	2,131	116	3,180
Repurchased shares, net of early repurchase deduction	(5)	(132)	(10)	(258)
Net increase	5,589	$152,746	10,954	$298,650
Class D
Subscriptions(1)	518	$14,158	1,237	$33,718
Share transfers between classes	24	655	24	655
Distributions reinvested	12	339	21	581
Net increase	554	$15,152	1,282	$34,954
Total net increase	42,539	$1,162,385	64,068	$1,747,947
____________________________________

(1)See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three and six months ended June 30, 2024 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the six months ended June 30, 2024.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45

Distributions

Our board of trustees expects to declare monthly regular distributions for each class of our Common Shares. The following tables present the monthly regular distributions that were declared and payable during the six months ended June 30, 2024 (dollars in thousands except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,120
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,945
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
			$1.28580	$99,901

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
			$1.17057	$20,098

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	529
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	644
			$1.25192	$3,326

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three and six months ended June 30, 2024 for a subsequent event relating to regular distributions declared by our board of trustees.

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

On May 8, 2024, we amended and restated the plan adopted by us pursuant to Rule 18f-3 under the Investment Company Act so we may issue multiple classes of Common Shares (the “Multiple Class Plan”) to provide that the Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold the Fund's Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. Prior to May 8, 2024, we could only waive the Early Repurchase Deduction in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders. See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three and six months ended June 30, 2024 for a subsequent event relating to the Multiple Class Plan and the Early Repurchase Deduction.

During the three months ended June 30, 2024, pursuant to tender offers, we repurchased 4,911 Class S shares for a total value of approximately $132 thousand, which is net of the Early Repurchase Deduction. During the six months ended June 30, 2024, pursuant to tender offers, we repurchased 382,484 Class I shares and 9,660 Class S shares for a total value of approximately $10.3 million and approximately $0.3 million, respectively, each of which are net of the Early Repurchase Deduction. The following table presents the share repurchases completed during the six months ended June 30, 2024 (dollars in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
February 29, 2024	387,233	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	4,911	0.01%	June 20, 2024	$27.39	$132	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024					December 31, 2023
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,785,000	(2)	$215,168	$215,167		$800,000	(2)	$460,349	$460,325
SG Funding Facility	1,400,000	(3)	490,000	490,000		1,000,000	(3)	250,000	250,000
SB Funding Facility	750,000	(4)	—	—		—		—	—
August 2029 Notes	700,000		700,000	685,673	(5)(6)	—		—	—
Total	$4,635,000		$1,405,168	$1,390,840		$1,800,000		$710,349	$710,325
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility and SB Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $2.6 billion and $1.1 billion, as of June 30, 2024 and December 31, 2023, respectively.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.0 billion.

(4)As of June 30, 2024, $500 million of the total commitment was available under the SB Funding Facility and subject to borrowing base and other restrictions. See below for more information.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the August 2029 Notes (as defined below) as of June 30, 2024 includes an adjustment as a result of an effective hedge accounting relationship. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that as of June 30, 2024, allowed us to borrow up to $1,785 million at any one time outstanding. As of June 30, 2024, the end of the revolving period and the stated maturity date were April 15, 2028 and April 15, 2029, respectively. As of June 30, 2024, the Revolving Credit Facility also provided for a feature that allowed us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $2.6 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. We are also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the

Revolving Credit Facility. As of June 30, 2024, there was approximately $215 million aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”) are a party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that provides for a facility amount of $1.4 billion. The end of the revolving period and the stated maturity date are July 26, 2026 and July 26, 2028, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.0 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.60% per annum. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of June 30, 2024, there was $490 million aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

SB Funding Facility

We and our wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”) are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that provides for a facility amount of $750 million, of which $500 million was available as of June 30, 2024 and the remaining $250 million will become fully available on September 1, 2024. The end of the reinvestment period and the stated maturity date are September 1, 2026 and March 1, 2033, respectively. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility. As of June 30, 2024, there was no aggregate principal amount outstanding under the SB Funding Facility and we and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility. See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three and six months ended June 30, 2024 for a subsequent event relating to the SB Funding Facility.

Unsecured Notes

In June 2024, we issued $700 million in aggregate principal amount of unsecured notes that mature on August 15, 2029 and bear interest at a rate of 6.350% per annum (the “August 2029 Notes”). The August 2029 Notes were sold to initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for the resale by such initial purchasers to (i) qualified institutional buyers in transactions exempt from registration under the Securities Act pursuant to Rule 144A thereunder or (ii) certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The August 2029 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The August 2029 Notes pay interest semi-annually on February 15 and August 15 of each year, commencing on February 15, 2025, and all principal is due upon maturity. The August 2029 Notes may be redeemed in whole or in part at our option at any time at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the August 2029 Notes, and any accrued and unpaid interest. The August 2029 Notes were issued at a discount to the principal amount.

Concurrent with the issuance of the August 2029 Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) for the benefit of the initial purchasers of the August 2029 Notes. Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the August 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the August 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than June 5, 2025. If we fail to satisfy our registration obligations under the Registration Rights Agreement, we will be required to pay additional interest to the holders of the August 2029 Notes.

In connection with the August 2029 Notes, we entered into an interest rate swap agreement for a total notional amount of $700 million that matures on August 15, 2029 to more closely align the interest rate of such liability with our investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 6.350% and pay a floating interest rate based on one-month SOFR plus 2.208%. We designated this interest rate swap and the August 2029 Notes as a qualifying hedge accounting relationship. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on the interest rate swap.

See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on our debt obligations.

As of June 30, 2024, we were in compliance in all material respects with the indenture governing the August 2029 Notes.

The August 2029 Notes are our senior unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the August 2029 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

RECENT DEVELOPMENTS

On July 1, 2024, we issued and sold 13,067,523 Common Shares (consisting of 11,696,400 Class I shares, 1,045,342 Class S shares and 325,781 Class D shares at an offering price of $27.45 per share for each class of share), and we received approximately $359 million as payment for such shares.

We received approximately $324 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective August 1, 2024. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of July 2024 (the “July NAV”), which is generally expected to be available within 20 business days after August 1, 2024. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the July NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2024.

On August 2, 2024, we amended our SB Funding Facility. The amendment, among other things, adjusted the interest rate charged on the SB Funding Facility from SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period to SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. The other terms of the SB Funding Facility remained materially unchanged.

On August 12, 2024, we amended and restated the Multiple Class Plan to provide that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

As previously disclosed, on May 10, 2024, we announced the declaration of regular monthly gross distributions for August and September 2024. On August 13, 2024, we announced the declaration of regular monthly gross distributions for October, November and December 2024, in each case for each class of our Common Shares. The following table presents the regular gross monthly distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
August 30, 2024	September 23, 2024	$0.21430	$0.21430	$0.21430
September 30, 2024	October 23, 2024	$0.21430	$0.21430	$0.21430
October 31, 2024	November 22, 2024	$0.21430	$0.21430	$0.21430
November 29, 2024	December 26, 2024	$0.21430	$0.21430	$0.21430
December 31, 2024	January 23, 2025	$0.21430	$0.21430	$0.21430
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

CRITICAL ACCOUNTING ESTIMATES

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on our critical accounting policies.

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

See Note 8 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the fluctuations in global interest rates, inflationary pressures, the Russia-Ukraine war and more recently the Israel-Hamas war introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business and Structure—Inflation has adversely affected the business, results of operations and financial condition of our portfolio companies” in our Annual Report.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least quarterly (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information relating to our investment valuation.

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

As of June 30, 2024, 95% of the investments at fair value in our portfolio were at floating rates, 3% bore interest at fixed rate and 2% were non-income producing. Additionally, 73% of the variable rate investments at fair value contained interest rate floors. The Facilities bear interest at variable rates with no interest rate floors. The August 2029 Notes have been swapped from a fixed rate to a floating rate through the interest rate swap. See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on the interest rate swap.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our June 30, 2024 consolidated statement of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$154	$42	$112
Up 200 basis points	$103	$28	$75
Up 100 basis points	$51	$14	$37
Down 100 basis points	$(51)	$(14)	$(37)
Down 200 basis points	$(103)	$(28)	$(75)
Down 300 basis points	$(154)	$(42)	$(112)
________________________________________

(1)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2024 for more information on the income based fee.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We and our investment adviser are also subject to extensive regulation, which, from time to time, results in requests for information from us or our investment adviser or regulatory proceedings or investigations against us or our investment adviser, respectively. We incur significant costs and expenses in connection with any such information requests, proceedings and investigations.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and those set forth under the caption “Risk Factors” in our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our Registration Statement on Form N-2 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to Item 3.02 in our Current Reports on Form 8-K filed with SEC on April 23, 2024, May 21, 2024 and June 21, 2024 for information about unregistered sales of our equity securities during the quarter.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Amendment to Multiple Class Plan

On August 12, 2024, we amended and restated the Multiple Class Plan (“Third A&R Multiple Class Plan”) to provide that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. The foregoing description of the Third A&R Multiple Class Plan is only a summary of the material provisions of the Third A&R Multiple Class Plan and is qualified in its entirety by reference to the full text of such amendment, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
4.1	Indenture, dated as of June 5, 2024, by and between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Form 8-K (File No. 814-00663), filed on June 5, 2024).
4.2	First Supplemental Indenture, dated as of June 5, 2024, relating to the 6.350% Notes due 2029, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Form 8-K (File No. 814-00663), filed on June 5, 2024).
4.3	Form of 6.350% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Fund’s Form 8-K (File No. 814-00663), filed on June 5, 2024).
4.4	Registration Rights Agreement, dated as of June 5, 2024, relating to the Notes, by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Fund’s Form 8-K (File No. 814-00663), filed on June 5, 2024).
10.1	Amended and Restated Senior Secured Credit Agreement, dated as of April 15, 2024, by and among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on April 19, 2024)
10.2	Amendment No. 1 to Credit Agreement, dated as of August 2, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on August 7, 2024)
10.3	Third Amended and Restated Multiple Class Plan*
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ARES STRATEGIC INCOME FUND

Date: August 13, 2024	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

Date: August 13, 2024	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

Date: August 13, 2024	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer