Form 10-Q
period 2024-09-30
ARES STRATEGIC INCOME FUND
filed 2024-11-08
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of the Registrant’s common shares, $0.01 par value per share, outstanding as of November 7, 2024 was 146,237,457, 26,299,321 and 9,015,519 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$7,234,650	$2,577,558
Non-controlled affiliate company investments	81,373	—
Total investments at fair value (amortized cost of $7,268,365 and $2,556,784, respectively)	7,316,023	2,577,558
Cash and cash equivalents	57,518	57,972
Restricted cash	38,730	—
Interest receivable	54,280	18,126
Receivable for open trades	145,908	21,971
Other assets	78,995	29,925
Total assets	$7,691,454	$2,705,552
LIABILITIES
Debt	$2,161,668	$710,325
Base management fee payable	9,172	1,851
Income based fee payable	12,576	4,606
Capital gains incentive fee payable	7,912	3,162
Interest and facility fees payable	19,774	1,656
Payable for open trades	778,619	199,602
Accounts payable and other liabilities	54,993	9,089
Distribution payable	35,469	13,645
Distribution and servicing fee payable	525	224
Total liabilities	3,080,708	944,160
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 167,962 and 64,721 common shares issued and outstanding, respectively	1,680	647
Capital in excess of par value	4,540,775	1,719,185
Accumulated earnings	68,291	41,560
Total net assets	4,610,746	1,761,392
Total liabilities and net assets	$7,691,454	$2,705,552

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$3,709,086	$1,413,632
Common shares outstanding ($0.01 par value, unlimited shares authorized)	135,116	51,943
Net asset value per share	$27.45	$27.22
Class S Shares:
Net assets	$693,222	$298,608
Common shares outstanding ($0.01 par value, unlimited shares authorized)	25,253	10,972
Net asset value per share	$27.45	$27.22
Class D Shares:
Net assets	$208,438	$49,152
Common shares outstanding ($0.01 par value, unlimited shares authorized)	7,593	1,806
Net asset value per share	$27.45	$27.22

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$146,650	$30,547	$327,240	$50,806
Dividend income	2,136	101	4,418	101
Other income	3,942	225	8,761	414
Total investment income from non-controlled/non-affiliate company investments	152,728	30,873	340,419	51,321
From non-controlled affiliate company investments:
Interest income	1,570	—	2,137	—
Other income	19	—	19	—
Total investment income from non-controlled affiliate company investments	1,589	—	2,156	—
Total investment income	154,317	30,873	342,575	51,321
EXPENSES:
Interest and credit facility fees	36,264	5,796	78,358	12,311
Base management fee	13,300	3,065	29,803	4,763
Income based fee	12,576	2,203	27,494	3,016
Capital gains incentive fee	164	830	4,806	1,397
Offering expenses	363	1,729	3,361	2,412
Shareholder servicing and distribution fees
Class S	1,412	143	3,391	143
Class D	92	11	182	11
Administrative and other fees	1,545	769	4,392	2,205
Other general and administrative	2,001	1,509	6,016	2,898
Total expenses	67,717	16,055	157,803	29,156
Expense support (Note 3)	(10,857)	(6,438)	(25,499)	(13,981)
Net expenses	56,860	9,617	132,304	15,175
NET INVESTMENT INCOME BEFORE INCOME TAXES	97,457	21,256	210,271	36,146
Income tax expense, including excise tax	234	378	697	378
NET INVESTMENT INCOME	97,223	20,878	209,574	35,768
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	3,808	2,270	11,919	4,224
Foreign currency transactions	32	(23)	131	(23)
Net realized gains	3,840	2,247	12,050	4,201
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	2,726	4,022	28,819	6,857
Non-controlled affiliate company investments	(534)	—	1,864	—
Foreign currency transactions	(4,720)	373	(4,283)	373
Net unrealized (losses) gains	(2,528)	4,395	26,400	7,230
Net realized and unrealized gains on investments and foreign currency transactions	1,312	6,642	38,450	11,431
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$98,535	$27,520	$248,024	$47,199

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	10.25%	SOFR (Q)	5.00%		08/2028		$27,498.3	$27,338.4	$27,576.9	(2)(7)
Actfy Buyer, Inc. (10)	First lien senior secured loan	9.85%	SOFR (M)	5.00%		05/2031		30,000.0	29,435.9	29,400.0	(2)(7)(12)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (10)	First lien senior secured loan	9.85%	SOFR (Q)	5.25%		07/2030		20,832.7	20,446.6	20,832.7	(2)(5)(7)(12)
	Limited partnership interests	8.00% PIK			10/2023		100,000		102.5	150.1	(2)(5)(12)
									20,549.1	20,982.8
AI Titan Parent, Inc. (10)	First lien senior secured loan	9.81%	SOFR (Q)	4.75%		08/2031		53,245.3	52,719.7	52,712.8	(2)(7)(12)
Applied Systems, Inc.	First lien senior secured loan	7.60%	SOFR (Q)	3.00%		02/2031		12,995.0	12,995.5	12,996.7	(2)
AppLovin Corporation	First lien senior secured loan	7.35%	SOFR (M)	2.50%		10/2028		595.2	595.2	594.8	(5)(7)
	First lien senior secured loan	7.35%	SOFR (M)	2.50%		08/2030		5,572.0	5,559.2	5,565.0	(2)(5)(7)
									6,154.4	6,159.8
Aptean, Inc. and Aptean Acquiror Inc. (10)	First lien senior secured loan	9.85%	SOFR (M)	5.00%		01/2031		36,375.7	36,054.8	36,375.7	(2)(7)(12)
	First lien senior secured loan	9.81%	SOFR (Q)	5.00%		01/2031		89.8	69.6	89.8	(2)(7)(12)
									36,124.4	36,465.5
Artifact Bidco, Inc. (10)	First lien senior secured loan	9.10%	SOFR (Q)	4.50%		07/2031		24,848.9	24,606.9	24,600.4	(2)(7)(12)
Asurion, LLC	First lien senior secured loan	8.21%	SOFR (M)	3.25%		12/2026		7,149.0	7,111.5	7,140.8	(2)
BCTO Ignition Purchaser, Inc.	First lien senior secured loan	14.28% PIK	SOFR (Q)	9.00%		10/2030		17,543.2	17,180.5	17,543.2	(2)(5)(7)(12)
BEP Intermediate Holdco, LLC	First lien senior secured loan	8.60%	SOFR (M)	3.75%		04/2031		16,565.3	16,573.9	16,606.7	(2)(12)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (10)	First lien senior secured loan	9.39%	SOFR (Q)	4.75%		06/2030		13,270.2	12,999.9	13,270.2	(2)(7)(12)
	Class A-1 units				06/2023		113,541		113.5	122.9	(12)
									13,113.4	13,393.1
Boost Newco Borrower, LLC	First lien senior secured loan	7.10%	SOFR (Q)	2.50%		01/2031		17,400.0	17,418.8	17,392.7	(2)
CCC Intelligent Solutions Inc.	First lien senior secured loan	7.21%	SOFR (M)	2.25%		09/2028		6,957.5	6,958.3	6,952.3	(2)(5)(7)
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (10)	First lien senior secured loan	11.60% (3.50% PIK)	SOFR (M)	6.50%		04/2030		38,513.6	37,639.7	37,550.7	(2)(7)(12)
	Series A preferred stock	15.00% PIK			04/2024		22,759		23,696.7	24,379.5	(2)(12)
									61,336.4	61,930.2
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	9.10%	SOFR (Q)	4.50%		03/2031		15,000.0	14,894.1	15,031.2	(2)(7)
	First lien senior secured loan	8.60%	SOFR (M)	4.00%		03/2029		70,922.5	69,162.8	70,575.0	(2)(7)
	First lien senior secured notes	8.25%				06/2032		100.0	100.0	104.5	(2)
	Second lien senior secured notes	9.00%				09/2029		10,100.0	10,082.3	10,266.7	(2)
									94,239.2	95,977.4
Conservice Midco, LLC	First lien senior secured loan	8.35%	SOFR (M)	3.50%		05/2027		32,213.7	32,210.7	32,241.1	(2)
	Second lien senior secured loan	10.10%	SOFR (M)	5.25%		05/2028		17,234.2	17,234.2	17,234.2	(2)(12)
									49,444.9	49,475.3
Coupa Holdings, LLC and Coupa Software Incorporated (10)	First lien senior secured loan	10.75%	SOFR (Q)	5.50%		02/2030		4,578.7	4,490.2	4,578.7	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Diligent Corporation (10)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(8)(12)
	First lien senior secured loan	10.09%	SOFR (Q)	5.00%		08/2030		20,988.5	20,841.7	20,988.5	(2)(7)(12)
									20,841.7	20,988.5
DriveCentric Holdings, LLC (10)	First lien senior secured loan	9.87%	SOFR (Q)	4.75%		08/2031		16,646.0	16,482.6	16,479.6	(2)(7)(12)
DS Admiral Bidco, LLC	First lien senior secured loan	9.10%	SOFR (M)	4.25%		06/2031		2,500.0	2,475.8	2,400.0	(2)(12)
Echo Purchaser, Inc. (10)	First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.50%		11/2029		159.1	91.1	159.1	(2)(7)(12)
	First lien senior secured loan	10.35%	SOFR (M)	5.50%		11/2029		26,053.1	25,606.2	26,053.1	(2)(7)(12)
									25,697.3	26,212.2
ECi Macola/MAX Holding, LLC	First lien senior secured loan	8.35%	SOFR (Q)	3.75%		05/2030		2,343.9	2,343.9	2,348.3	(7)
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (10)	First lien senior secured loan	9.74%	SOFR (S)	4.75%		09/2031		116,367.5	115,215.2	115,203.8	(2)(7)(12)
	Preferred units	12.50% PIK			09/2024		304		2,978.2	2,978.2	(2)(12)
	Class A common units				09/2024		261		261.0	261.0	(2)(12)
									118,454.4	118,443.0
Edmunds Govtech, Inc. (10)	First lien senior secured revolving loan	8.60%	SOFR (Q)	4.00%		02/2030		301.4	296.0	301.4	(2)(7)(12)
	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		02/2031		3,130.8	3,073.5	3,130.8	(2)(7)(12)
									3,369.5	3,432.2
Ensono, Inc.	First lien senior secured loan	8.96%	SOFR (M)	4.00%		05/2028		23,640.8	23,405.8	23,581.7	(2)(7)
Epicor Software Corporation (10)	First lien senior secured loan	8.10%	SOFR (M)	3.25%		05/2031		30,308.4	30,241.0	30,318.7	(2)(7)
eResearch Technology, Inc.	First lien senior secured loan	8.85%	SOFR (M)	4.00%		02/2027		60,681.0	59,739.9	60,921.3	(2)(7)
	Second lien senior secured loan	12.95%	SOFR (M)	8.00%		02/2028		8,904.5	8,473.7	8,904.5	(2)(12)
									68,213.6	69,825.8
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (10)	First lien senior secured loan	12.18%	SOFR (Q)	7.25%		09/2029		22,537.1	22,163.8	22,537.1	(2)(5)(7)(12)
Genesys Cloud Services Holdings I, LLC	First lien senior secured loan	8.71%	SOFR (M)	3.75%		12/2027		9,950.0	9,928.7	9,951.3	(2)(7)
	First lien senior secured loan	8.35%	SOFR (M)	3.50%		12/2027		12,497.5	12,525.9	12,511.0	(2)(7)
	First lien senior secured loan	7.60%	SOFR (Q)	3.00%		12/2027		4,450.0	4,450.0	4,454.8	(7)
									26,904.6	26,917.1
Guidepoint Security Holdings, LLC (10)	First lien senior secured loan	10.85%	SOFR (M)	6.00%		10/2029		6,085.5	5,983.6	6,085.5	(2)(7)(12)
Hakken Midco B.V. (10)	First lien senior secured loan	10.89%	Euribor (S)	7.25%		07/2030		5,088.4	4,885.2	5,088.4	(2)(5)(7)(12)
Hyland Software, Inc. (10)	First lien senior secured revolving loan					09/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	10.85%	SOFR (M)	6.00%		09/2030		23,717.8	23,413.6	23,717.8	(2)(7)(12)
									23,413.6	23,717.8
Icefall Parent, Inc. (10)	First lien senior secured loan	11.35%	SOFR (M)	6.50%		01/2030		11,140.8	10,942.2	11,140.8	(2)(7)(12)
Idemia Group S.A.S.	First lien senior secured loan	8.95%	SOFR (Q)	4.25%		09/2028		3,960.1	3,929.4	3,967.5	(2)(5)(7)
Imprivata, Inc.	First lien senior secured loan	8.75%	SOFR (Q)	3.50%		12/2027		10,188.7	10,209.0	10,215.6	(2)(7)
Instructure Holdings, INC.	First lien senior secured loan	8.07%	SOFR (Q)	2.75%		10/2028		16,011.7	15,968.2	16,015.0	(2)(5)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Internet Truckstop Group LLC (10)	First lien senior secured loan	10.25%	SOFR (Q)	5.50%		04/2027		33,285.0	32,984.4	32,952.1	(2)(7)(12)
Leia Finco US LLC	First lien senior secured loan	7.50%	SOFR (S)	3.25%		07/2031		19,900.0	19,789.6	19,571.1	(5)
	Second lien senior secured loan	9.50%	SOFR (S)	5.25%		07/2032		7,164.5	7,128.7	6,980.9	(5)
									26,918.3	26,552.0
Marcel Bidco GmbH	First lien senior secured loan	8.85%	SOFR (M)	4.00%		11/2030		11,570.3	11,521.3	11,628.2	(2)(5)(7)
McAfee Corp.	First lien senior secured loan	8.45%	SOFR (M)	3.25%		03/2029		6,384.0	6,354.9	6,354.1	(2)(7)
Mermaid Bidco Inc.	First lien senior secured loan	8.49%	SOFR (Q)	3.25%		07/2031		8,029.8	8,024.3	8,009.7	(2)(12)
Mitchell International, Inc.	First lien senior secured loan	8.10%	SOFR (M)	3.25%		06/2031		16,700.0	16,598.9	16,439.8	(2)(7)
	Second lien senior secured loan	10.10%	SOFR (M)	5.25%		06/2032		23,000.0	22,888.6	22,578.4	(2)(7)
									39,487.5	39,018.2
Mosel Bidco SE	First lien senior secured loan	9.10%	SOFR (Q)	4.50%		09/2030		8,112.1	8,109.0	8,142.5	(2)(5)(7)(12)
Netsmart, Inc. and Netsmart Technologies, Inc. (10)	First lien senior secured loan	10.05% (3.00% PIK)	SOFR (M)	5.20%		08/2031		78,101.9	77,335.0	77,320.9	(2)(7)(12)
North Star Acquisitionco, LLC and Toucan Bidco Limited (10)	First lien senior secured revolving loan	9.95%	SONIA (Q)	5.00%		05/2029		363.9	354.2	372.9	(2)(5)(12)
	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		05/2029		10,906.9	10,857.0	10,852.3	(2)(5)(7)(12)
	First lien senior secured loan	9.95%	SONIA (Q)	5.00%		05/2029		1,645.1	1,537.9	1,636.9	(2)(5)(12)
	First lien senior secured loan	9.75%	NIBOR (Q)	5.00%		05/2029		2,553.6	2,441.8	2,540.9	(2)(5)(12)
									15,190.9	15,403.0
Open Text Corporation	First lien senior secured loan	7.10%	SOFR (M)	2.25%		01/2030		627.5	627.3	629.5	(2)(5)(7)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	8.97%	SOFR (M)	4.00%		03/2031		9,552.0	9,576.3	9,563.9	(2)(5)
Polaris Newco, LLC	First lien senior secured loan	9.51%	SOFR (Q)	4.00%		06/2028		17,031.7	16,903.9	16,731.9	(2)(7)
Project Boost Purchaser, LLC	First lien senior secured loan	8.79%	SOFR (Q)	3.50%		07/2031		43,758.4	43,653.5	43,721.2	(2)
	Second lien senior secured loan	10.54%	SOFR (M)	5.25%		07/2032		7,000.0	6,965.4	7,005.8	(2)
									50,618.9	50,727.0
Proofpoint, Inc.	First lien senior secured loan	7.85%	SOFR (M)	3.00%		08/2028		47,477.0	47,455.2	47,441.9	(2)(7)
PushPay USA Inc.	First lien senior secured loan	9.10%	SOFR (Q)	4.50%		08/2031		13,550.0	13,422.0	13,516.1	(2)(12)
Qualtrics Acquireco, LLC	First lien senior secured loan	7.35%	SOFR (Q)	2.75%		06/2030		19,392.3	19,380.1	19,356.0	(2)
RealPage, Inc.	First lien senior secured loan	7.96%	SOFR (M)	3.00%		04/2028		13,578.0	13,497.1	13,170.6	(2)(7)
	Second lien senior secured loan	11.46%	SOFR (M)	6.50%		04/2029		45,004.1	44,846.1	43,104.0	(2)(7)
									58,343.2	56,274.6
Sapphire Software Buyer, Inc. (10)	First lien senior secured loan	9.25%	SOFR (S)	5.00%		09/2031		46,974.3	46,504.6	46,504.6	(2)(7)(12)
Sedgwick Claims Management Services, Inc.	First lien senior secured loan	8.25%	SOFR (Q)	3.00%		07/2031		38,509.2	38,467.0	38,422.6	(2)
Severin Acquisition, LLC (10)	First lien senior secured loan	9.59%	SOFR (S)	4.75%		10/2031		111,676.8	110,560.0	110,560.0	(2)(7)(12)
	First lien senior secured loan	8.25%	SOFR (Q)	3.00%		08/2027		10,383.4	10,367.5	10,383.4	(2)
									120,927.5	120,943.4
Sophia, L.P.	First lien senior secured loan	8.45%	SOFR (M)	3.50%		10/2029		16,865.9	16,785.1	16,900.2	(2)(7)
Spark Purchaser, Inc. (10)	First lien senior secured loan	10.10%	SOFR (Q)	5.50%		04/2031		17,297.3	16,976.1	16,951.4	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Superman Holdings, LLC (10)	First lien senior secured loan	9.56%	SOFR (Q)	4.50%		08/2031		39,579.9	39,384.6	39,382.0	(2)(7)(12)
Tenable Holdings, Inc.	First lien senior secured loan	7.71%	SOFR (M)	2.75%		07/2028		5,388.5	5,390.8	5,386.3	(2)(5)(7)
Transit Technologies LLC (10)	First lien senior secured loan	9.71%	SOFR (M)	4.75%		08/2031		10,947.7	10,840.0	10,838.2	(2)(7)(12)
UserZoom Technologies, Inc.	First lien senior secured loan	12.75%	SOFR (S)	7.50%		04/2029		634.4	620.6	628.1	(2)(7)(12)
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (10)	First lien senior secured loan	9.35%	SOFR (Q)	4.75%		08/2031		49,849.0	49,359.7	49,350.6	(2)(7)(12)
	Partnership units				08/2024		1,807,000		1,815.8	1,807.0	(2)(12)
									51,175.5	51,157.6
VS Buyer, LLC	First lien senior secured loan	8.35%	SOFR (M)	3.25%		04/2031		7,561.5	7,543.8	7,558.3	(2)
Wellington Bidco Inc. and Wellington TopCo LP (10)	First lien senior secured revolving loan	9.60%	SOFR (Q)	5.00%		06/2030		1,189.7	1,107.5	1,102.9	(2)(7)(12)
	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		06/2030		51,594.0	51,105.8	51,078.0	(2)(7)(12)
	Class A-2 preferred units	8.00% PIK			06/2024		2,106,000		2,160.1	2,336.6	(2)(12)
									54,373.4	54,517.5
ZocDoc, Inc.	First lien senior secured loan	11.63%	SOFR (Q)	6.50%		05/2029		32,500.0	31,068.7	32,093.8	(2)(7)(12)

									1,816,026.8	1,822,505.7		39.53%
Capital Goods
AI Aqua Merger Sub, Inc.	First lien senior secured loan	8.70%	SOFR (M)	3.50%		07/2028		43,033.3	43,061.7	42,968.3	(2)(7)
Airx Climate Solutions, Inc. (10)	First lien senior secured loan	11.03%	SOFR (Q)	5.75%		11/2029		23,388.0	22,889.3	23,388.0	(2)(7)(12)
	First lien senior secured loan	10.25%	SOFR (S)	5.00%		11/2029		11,028.2	10,870.4	11,028.2	(2)(7)(12)
									33,759.7	34,416.2
Alliance Laundry Systems LLC	First lien senior secured loan	8.35%	SOFR (M)	3.50%		08/2031		24,354.8	24,269.5	24,371.6	(2)
Artera Services, LLC	First lien senior secured loan	9.10%	SOFR (Q)	4.50%		02/2031		19,368.6	19,370.5	18,832.8	(2)
BCPE Empire Holdings, Inc.	First lien senior secured loan	8.85%	SOFR (M)	4.00%		12/2028		3,967.5	3,965.1	3,967.1	(2)(7)
BGIF IV Fearless Utility Services, Inc. (10)	First lien senior secured revolving loan					06/2030		—	—	—	(2)(8)(12)
	First lien senior secured loan	10.12%	SOFR (M)	5.00%		06/2031		42,311.3	41,907.4	41,888.2	(2)(7)(12)
									41,907.4	41,888.2
Bleriot US Bidco Inc.	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		10/2030		7,354.7	7,357.2	7,356.2	(2)
Brown Group Holding, LLC	First lien senior secured loan	7.60%	SOFR (M)	2.75%		07/2031		12,203.8	12,193.5	12,166.4	(7)
	First lien senior secured loan	7.84%	SOFR (Q)	2.75%		07/2031		6,490.9	6,486.0	6,472.8	(2)(7)
									18,679.5	18,639.2
Burgess Point Purchaser Corporation	First lien senior secured loan	10.20%	SOFR (M)	5.25%		07/2029		69,975.7	66,877.1	65,826.8	(2)(7)
Chart Industries, Inc.	First lien senior secured loan	7.82%	SOFR (S)	2.50%		03/2030		14,562.6	14,518.8	14,526.1	(2)(5)(7)(12)
Chillaton Bidco Limited (10)	First lien senior secured loan	11.70%	SONIA (S)	6.50%		05/2031		3,987.9	3,629.7	3,987.9	(2)(5)(7)(12)
CP Atlas Buyer Inc	First lien senior secured loan	8.70%	SOFR (M)	3.75%		11/2027		9,100.5	8,941.1	8,969.7	(2)(7)
CPIG Holdco Inc. (10)	First lien senior secured revolving loan	10.18%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(2)(7)(9)(12)
	First lien senior secured loan	12.43%	SOFR (Q)	7.00%		04/2028		14,850.0	14,531.8	14,850.0	(2)(7)(12)
									14,532.3	14,850.5
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc. (10)	First lien senior secured revolving loan					10/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	11.25%	SOFR (Q)	6.00%		10/2030		16,505.0	16,147.5	16,505.0	(2)(7)(12)
									16,147.5	16,505.0
Dynasty Acquisition Co., Inc.	First lien senior secured loan	8.35%	SOFR (M)	3.50%		08/2028		25,951.3	25,873.6	25,956.8	(2)
FCG Acquisitions, Inc.	First lien senior secured loan	8.71%	SOFR (M)	3.75%		03/2028		11,629.3	11,643.2	11,617.7	(2)(7)
Gates Global LLC	First lien senior secured loan	7.10%	SOFR (M)	2.25%		11/2029		855.0	855.0	855.7	(2)(5)(7)
Generator Buyer, Inc. (10)	First lien senior secured loan	9.22%	CORRA (Q)	5.25%		07/2030		7,072.8	6,828.1	6,936.0	(2)(5)(7)(12)
GSV Purchaser, Inc. (10)	First lien senior secured loan	10.00%	SOFR (Q)	4.75%		08/2031		39,607.0	39,220.4	39,607.0	(2)(7)(12)
Helix Acquisition Holdings, Inc.	First lien senior secured loan	11.95%	SOFR (M)	7.00%		03/2030		14,188.7	13,854.6	14,188.7	(2)(7)(12)
HPCC Parent, Inc. and Patriot Container Corp. (10)	First lien senior secured loan	13.00% (7.00% PIK)				09/2030		68,370.2	66,516.4	66,490.0	(2)(12)
	Common stock				09/2024		406,680		3,855.3	3,855.3	(2)(12)
									70,371.7	70,345.3
Husky Injection Molding Systems Ltd.	First lien senior secured loan	10.33%	SOFR (S)	5.00%		02/2029		9,488.4	9,358.5	9,433.1	(2)(5)
Johnstone Supply, LLC	First lien senior secured loan	8.17%	SOFR (M)	3.00%		06/2031		5,029.0	5,029.0	5,012.8	(2)
Kaman Corporation	First lien senior secured loan	8.10%	SOFR (Q)	3.50%		04/2031		18,920.8	18,950.1	18,976.0	(2)(7)
LBM Acquisition LLC	First lien senior secured loan	8.97%	SOFR (M)	3.75%		06/2031		16,933.5	16,668.4	16,584.4	(2)(7)
Nvent Electric Public Limited Company	First lien senior secured loan	8.10%	SOFR (Q)	3.50%		09/2031		6,000.0	5,970.0	5,992.5
Pike Corporation	First lien senior secured loan	7.96%	SOFR (M)	3.00%		01/2028		5,185.6	5,185.6	5,204.6	(2)
Propulsion (BC) Newco LLC	First lien senior secured loan	8.35%	SOFR (Q)	3.75%		09/2029		14,788.3	14,789.2	14,816.1	(2)(5)(7)
Specialty Building Products Holdings, LLC	First lien senior secured loan	8.70%	SOFR (M)	3.75%		10/2028		7,003.0	6,968.8	6,948.1	(2)(7)
SPX Flow, Inc.	First lien senior secured loan	8.35%	SOFR (M)	3.50%		04/2029		12,359.4	12,400.2	12,367.6	(2)(7)
Star US Bidco LLC	First lien senior secured loan	8.60%	SOFR (M)	3.75%		03/2027		8,828.3	8,799.4	8,866.9	(2)(7)
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (10)	First lien senior secured loan	9.74%	SOFR (Q)	5.00%		05/2031		32,367.0	31,905.1	31,881.5	(2)(7)(12)
	Series A common units				05/2024		996		996.0	1,154.5	(2)(12)
									32,901.1	33,036.0
TransDigm Inc.	First lien senior secured loan	7.84%	SOFR (Q)	2.50%		02/2031		24,020.6	24,014.4	23,919.7	(2)(5)(7)
	First lien senior secured loan	7.35%	SOFR (Q)	2.75%		03/2030		16,556.5	16,601.8	16,551.4	(2)(5)
	First lien senior secured loan	7.35%	SOFR (Q)	2.75%		08/2028		2,282.6	2,291.2	2,281.1	(5)
	First lien senior secured loan	7.32%	SOFR (Q)	2.50%		01/2032		8,000.0	7,981.3	7,966.6	(5)
									50,888.7	50,718.8
Victory Buyer LLC	First lien senior secured loan	8.72%	SOFR (M)	3.75%		11/2028		7,699.4	7,415.8	7,384.2	(7)
WEC US Holdings Ltd.	First lien senior secured loan	7.60%	SOFR (M)	2.75%		01/2031		29,343.8	29,304.4	29,326.5	(2)

									710,292.9	711,280.4		15.43%
Health Care Services
Agiliti Health, Inc.	First lien senior secured loan	8.33%	SOFR (Q)	3.00%		05/2030		14,592.5	14,563.4	14,154.8	(2)(5)(12)
Amerivet Partners Management, Inc. and AVE Holdings LP (10)	Subordinated loan	16.50% PIK				12/2030		34,220.1	32,660.7	34,220.1	(2)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Class A units				03/2024		1,575		1,575.0	590.1	(2)(12)
	Class C units				11/2023		3,849		768.4	322.3	(2)(12)
									35,004.1	35,132.5
Amethyst Radiotherapy Group B.V. (10)	First lien senior secured loan	8.94%	Euribor (Q)	5.25%		04/2031		2,226.7	2,075.1	2,226.7	(2)(5)(7)(12)
Artivion, Inc. (10)	First lien senior secured revolving loan	9.28%	SOFR (Q)	4.00%		01/2030		1,983.0	1,895.5	1,983.0	(2)(5)(7)(12)
	First lien senior secured loan	11.78%	SOFR (Q)	6.50%		01/2030		26,884.3	26,289.7	26,884.3	(2)(5)(7)(12)
									28,185.2	28,867.3
athenahealth Group Inc.	First lien senior secured loan	8.10%	SOFR (M)	3.25%		02/2029		47,565.2	46,826.0	47,218.5	(2)(7)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (10)	First lien senior secured loan	12.31% (3.63% PIK)	SOFR (Q)	7.25%		12/2028		26,669.8	26,196.1	25,603.0	(2)(7)(12)
Bracket Intermediate Holding Corp.	First lien senior secured loan	9.70%	SOFR (Q)	5.00%		05/2028		16,317.5	16,171.9	16,375.9	(2)(7)
Charlotte Buyer, Inc.	First lien senior secured loan	9.85%	SOFR (M)	4.75%		02/2028		17,500.0	17,512.2	17,631.2	(2)(7)
CNT Holdings I Corp	First lien senior secured loan	8.75%	SOFR (Q)	3.50%		11/2027		30,361.0	30,310.3	30,407.5	(2)(7)
Confluent Medical Technologies, Inc.	First lien senior secured loan	8.35%	SOFR (Q)	3.75%		02/2029		14,735.7	14,675.1	14,754.1	(2)(7)
Electron Bidco Inc.	First lien senior secured loan	7.96%	SOFR (M)	3.00%		11/2028		10,400.7	10,340.3	10,408.5	(2)(7)
Empower Payments Investor, LLC (10)	First lien senior secured loan	9.60%	SOFR (M)	4.75%		03/2031		12,264.0	12,038.2	12,264.0	(2)(7)(12)
Ensemble RCM, LLC	First lien senior secured loan	8.25%	SOFR (Q)	3.00%		08/2029		30,216.3	30,164.2	30,239.3	(2)
Envisage Management Ltd (10)	First lien senior secured loan	12.51%	SONIA (Q)	7.50%		02/2031		3,344.4	3,069.3	3,344.4	(2)(5)(7)(12)
	First lien senior secured loan	12.56% (2.00% PIK)	SONIA (Q)	7.50%		02/2031		2,079.1	1,934.4	2,079.1	(2)(5)(7)(12)
									5,003.7	5,423.5
Financiere Mendel	First lien senior secured loan	8.35%	SOFR (Q)	3.25%		11/2030		7,960.0	7,895.0	7,960.0	(2)(5)
Gainwell Acquisition Corp.	First lien senior secured loan	8.70%	SOFR (Q)	4.00%		10/2027		15,020.0	14,493.3	14,262.7	(2)(7)
HuFriedy Group Acquisition LLC (10)	First lien senior secured loan	10.56%	SOFR (Q)	5.50%		05/2031		48,893.9	47,963.1	47,916.0	(2)(7)(12)
Lifepoint Health Inc	First lien senior secured loan	8.00%	SOFR (S)	3.75%		05/2031		10,465.3	10,422.9	10,444.3
Mamba Purchaser, Inc.	First lien senior secured loan	8.35%	SOFR (M)	3.25%		10/2028		23,449.4	23,363.4	23,384.9	(2)(7)
MED ParentCo, LP	First lien senior secured loan	8.85%	SOFR (M)	4.00%		04/2031		835.4	835.4	835.8	(2)
Medline Borrower, LP	First lien senior secured loan	7.60%	SOFR (M)	2.75%		10/2028		26,241.8	26,222.8	26,239.1	(2)(7)
	First lien senior secured loan	7.10%	SOFR (M)	2.25%		10/2028		17,790.0	17,791.4	17,764.6	(2)(7)
									44,014.2	44,003.7
Next Holdco, LLC (10)	First lien senior secured loan	11.06%	SOFR (Q)	6.00%		11/2030		5,757.2	5,681.7	5,757.2	(2)(7)(12)
Nomi Health, Inc.	First lien senior secured loan	13.58%	SOFR (Q)	8.25%		07/2028		18,611.2	18,150.5	18,425.1	(2)(7)(12)
	Warrant to purchase Series B preferred stock				07/2023	07/2033	10,142		—	—	(2)(12)
	Warrant to purchase Class A common stock				06/2024	06/2034	22,661		—	80.0	(2)(12)
									18,150.5	18,505.1
Option Care Health Inc	First lien senior secured loan	7.10%	SOFR (M)	2.25%		10/2028		5,849.8	5,848.6	5,866.9	(2)(5)(7)
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (10)	First lien senior secured revolving loan	9.30%	SOFR (Q)	4.00%		11/2028		0.5	0.5	0.5	(2)(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	12.08%	SOFR (Q)	6.75%		11/2028		21,214.9	20,779.6	20,790.6	(2)(5)(7)(12)
									20,780.1	20,791.1
PointClickCare Technologies Inc.	First lien senior secured loan	7.60%	SOFR (Q)	3.00%		12/2027		7,810.4	7,803.6	7,800.6	(2)(5)(7)(12)
Radnet Management, Inc.	First lien senior secured loan	7.78%	SOFR (Q)	2.50%		04/2031		17,349.7	17,274.6	17,357.0	(2)(5)
RegionalCare Hospital Partners Holdings, Inc.	First lien senior secured loan	10.05%	SOFR (S)	4.75%		11/2028		6,868.4	6,756.1	6,854.6	(2)
	First lien senior secured loan	8.96%	SOFR (M)	4.00%		05/2031		6,877.7	6,878.6	6,875.3	(2)
									13,634.7	13,729.9
Resonetics, LLC	First lien senior secured loan	8.71%	SOFR (M)	3.75%		06/2031		27,727.0	27,773.7	27,740.0	(2)(7)
Sharp Midco LLC	First lien senior secured loan	8.35%	SOFR (Q)	3.75%		12/2028		9,774.2	9,733.5	9,762.0	(2)
Sotera Health Holdings, LLC	First lien senior secured loan	8.10%	SOFR (M)	3.25%		05/2031		9,311.5	9,267.0	9,276.6	(2)(5)
Surgery Center Holdings, Inc.	First lien senior secured loan	7.67%	SOFR (M)	2.75%		12/2030		21,879.5	21,896.9	21,882.5	(2)(5)
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (10)	First lien senior secured revolving loan	11.45%	SOFR (Q)	6.50%		03/2029		283.0	251.2	283.0	(2)(7)(12)
	First lien senior secured loan	11.25%	SOFR (Q)	6.50%		03/2029		10,593.4	10,355.5	10,593.4	(2)(7)(12)
	Class A interests				03/2023		100		100.0	117.2	(12)
									10,706.7	10,993.6
Viant Medical Holdings, Inc.	First lien senior secured loan	8.71%	SOFR (M)	3.75%		07/2025		45,534.2	45,119.9	45,449.1	(2)
	Second lien senior secured loan	12.71%	SOFR (M)	7.75%		07/2026		150.3	148.1	149.6	(2)
									45,268.0	45,598.7
Waystar Technologies, Inc.	First lien senior secured loan	7.60%	SOFR (M)	2.75%		10/2029		13,263.0	13,261.1	13,254.8	(2)
Zelis Cost Management Buyer, Inc.	First lien senior secured loan	7.60%	SOFR (M)	2.75%		09/2029		8,977.4	8,950.1	8,967.5	(2)

									674,083.9	676,797.7		14.68%
Commercial and Professional Services
Aldinger Company Inc (10)	First lien senior secured loan	10.10%	SOFR (M)	5.25%		07/2027		28,557.7	28,310.7	28,249.6	(2)(7)(12)
AlixPartners, LLP	First lien senior secured loan	7.46%	SOFR (M)	2.50%		02/2028		17,040.7	17,011.4	17,049.2	(2)(7)
AMCP Clean Acquisition Company, LLC	First lien senior secured loan	10.06%	SOFR (Q)	5.00%		06/2028		5,448.0	5,376.5	5,448.0	(2)(7)(12)
Ankura Consulting Group, LLC	First lien senior secured loan	9.56%	SOFR (S)	4.25%		03/2028		12,626.9	12,661.8	12,650.6	(2)(7)
Celnor Group Limited (10)	First lien senior secured loan	10.09%	SONIA (S)	5.00%		08/2031		3,785.3	3,567.1	3,785.3	(2)(5)(7)(12)
Corporation Service Company	First lien senior secured loan	7.35%	SOFR (M)	2.50%		11/2029		6,033.9	6,035.5	6,033.9	(2)(7)
Dorado Bidco, Inc. (10)	First lien senior secured loan	9.08%	SOFR (S)	4.50%		09/2031		6,100.9	6,040.4	6,039.9	(2)(7)(12)
DP Flores Holdings, LLC (10)	First lien senior secured loan	11.36%	SOFR (S)	6.50%		09/2030		52,789.3	51,734.7	51,733.5	(2)(7)(12)
Drogon Bidco Inc. & Drogon Aggregator LP (10)	First lien senior secured loan	9.85%	SOFR (M)	5.00%		08/2031		19,823.2	19,627.5	19,625.0	(2)(7)(12)
	Class A-2 common units				08/2024		2,662,000		2,662.0	2,662.0	(2)(12)
									22,289.5	22,287.0
Dun & Bradstreet Corporation	First lien senior secured loan	7.61%	SOFR (M)	2.75%		01/2029		12,659.2	12,658.2	12,644.3	(2)(5)
Duraserv LLC (10)	First lien senior secured loan	9.86%	SOFR (M)	4.75%		06/2031		23,259.1	23,002.2	22,987.0	(2)(7)(12)
Eagle Parent Corp.	First lien senior secured loan	8.85%	SOFR (Q)	4.25%		04/2029		8,712.0	8,601.8	8,242.2	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
FlyWheel Acquireco, Inc. (10)	First lien senior secured revolving loan	11.35%	SOFR (M)	6.50%		05/2028		1,071.4	1,036.6	1,071.4	(2)(7)(12)
	First lien senior secured loan	11.35%	SOFR (M)	6.50%		05/2030		13,258.9	12,940.2	13,258.9	(2)(7)(12)
									13,976.8	14,330.3
GCM HVAC Holdco, LLC and GCM HVAC Topco, LLC	Private asset backed investment	14.00%				09/2031		2,702.7	2,640.2	2,639.9	(12)
	Private asset backed investment				09/2024		1,486,487		1,486.5	1,486.5	(12)
									4,126.7	4,126.4
Geosyntec Consultants, Inc.	First lien senior secured loan	8.60%	SOFR (M)	3.75%		07/2031		4,085.0	4,064.8	4,077.4	(2)(12)
Grant Thornton Advisors LLC	First lien senior secured loan	8.10%	SOFR (M)	3.25%		06/2031		5,000.0	5,012.5	5,005.6
HP RSS Buyer, Inc. (10)	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		12/2029		11,768.7	11,612.0	11,768.7	(2)(7)(12)
	First lien senior secured loan	9.35%	SOFR (Q)	4.75%		12/2029		547.2	520.5	547.2	(2)(7)(12)
									12,132.5	12,315.9
Indigo Acquisition B.V. (10)	First lien senior secured loan	9.79%	Euribor (Q)	6.35%		09/2031		2,226.7	2,140.0	2,226.7	(2)(5)(7)(12)
	First lien senior secured loan	11.22%	SOFR (Q)	6.35%		09/2031		2,226.7	2,149.1	2,214.1	(2)(5)(7)(12)
									4,289.1	4,440.8
ISolved, Inc.	First lien senior secured loan	8.35%	SOFR (M)	3.50%		10/2030		15,817.7	15,789.3	15,852.5	(2)
Kings Buyer, LLC (10)	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.00%		10/2027		611.7	594.5	611.7	(2)(7)(12)
	First lien senior secured loan	9.85%	SOFR (Q)	5.25%		10/2027		18,332.2	18,121.6	18,332.2	(2)(7)(12)
									18,716.1	18,943.9
KPS Global LLC and Cool Group LLC (10)	First lien senior secured loan	9.60%	SOFR (S)	4.75%		09/2030		4,726.3	4,631.8	4,631.7	(2)(7)(12)
LABL, Inc.	First lien senior secured loan	9.95%	SOFR (M)	5.00%		10/2028		19,975.9	19,594.9	19,486.9	(2)(7)
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (10)	First lien senior secured loan	10.14%	SOFR (Q)	5.00%		07/2031		19,350.9	19,068.2	19,060.6	(2)(7)(12)
	Class A common units				07/2024		1,409,000		1,409.0	1,409.0	(2)(12)
									20,477.2	20,469.6
Lightbeam Bidco, Inc. (10)	First lien senior secured revolving loan					05/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	9.63%	SOFR (Q)	5.00%		05/2030		17,206.7	16,962.1	17,206.7	(2)(7)(12)
									16,962.1	17,206.7
Motus LLC	First lien senior secured loan	8.70%	SOFR (Q)	4.00%		12/2028		4,853.9	4,859.6	4,856.9	(7)
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc. (10)	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		06/2031		26,538.7	26,280.7	26,245.6	(2)(7)(12)
	Class A preferred units				09/2024		770		770.4	770.4	(12)
	Class B common units				09/2024		770,423		323.6	323.6	(12)
									27,374.7	27,339.6
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (10)	First lien senior secured revolving loan	11.27%	SOFR (Q)	6.50%		05/2028		252.5	243.3	252.5	(2)(7)(12)
	First lien senior secured loan	11.37%	SOFR (Q)	6.50%		05/2028		4,130.6	4,047.2	4,130.6	(2)(7)(12)
	First lien senior secured loan	10.21%	SOFR (Q)	5.25%		05/2028		1,054.6	970.8	1,054.6	(2)(7)(12)
									5,261.3	5,437.7
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
North Haven Stack Buyer, LLC (10)	First lien senior secured loan	10.21%	SOFR (Q)	5.25%		07/2027		24.9	24.4	24.9	(2)(7)(12)
	First lien senior secured loan	9.63%	SOFR (Q)	5.00%		07/2027		2.7	2.6	2.7	(2)(7)(12)
									27.0	27.6
Omnia Partners, LLC	First lien senior secured loan	8.53%	SOFR (Q)	3.25%		07/2030		14,934.8	14,910.8	14,964.1	(2)
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (10)	First lien senior secured revolving loan	10.83%	SOFR (Q)	5.50%		08/2029		1.8	1.7	1.8	(2)(7)(12)
	First lien senior secured loan	13.33% (2.00% PIK)	SOFR (Q)	8.00%		08/2029		40,595.1	38,101.7	37,347.5	(2)(7)(12)
	Warrant to purchase Class A common units				08/2023	08/2036	27,163		449.6	4,253.0	(2)(12)
	Warrant to purchase Class A common units				06/2024	06/2036	8,780		1,223.9	1,374.6	(2)(12)
									39,776.9	42,976.9
PSC Parent, Inc. (10)	First lien senior secured revolving loan	10.22%	SOFR (M)	5.25%		04/2030		4,275.1	4,205.9	4,199.7	(2)(7)(9)(12)
	First lien senior secured revolving loan	12.25%	Base Rate (Q)	4.25%		04/2030		324.7	319.4	319.0	(2)(7)(9)(12)
	First lien senior secured loan	10.38%	SOFR (M)	5.25%		04/2031		47,241.5	46,833.9	46,769.1	(2)(7)(12)
									51,359.2	51,287.8
PYE-Barker Fire & Safety, LLC (10)	First lien senior secured revolving loan	9.10%	SOFR (Q)	4.50%		05/2030		1,085.7	1,004.0	998.8	(2)(7)(12)
	First lien senior secured loan	9.10%	SOFR (Q)	4.50%		05/2031		17,791.7	17,687.9	17,682.3	(2)(7)(12)
									18,691.9	18,681.1
Saturn Purchaser Corp.	First lien senior secured loan	10.48%	SOFR (Q)	5.25%		07/2029		7,835.7	7,804.4	7,835.7	(2)(7)(12)
SV Newco 2, Inc. (10)	First lien senior secured loan	9.81%	SOFR (Q)	4.75%		06/2031		16,259.6	16,027.4	16,015.7	(2)(5)(7)(12)
Tempo Acquisition, LLC	First lien senior secured loan	7.10%	SOFR (M)	2.25%		08/2028		7,784.0	7,780.5	7,786.7	(2)(5)(7)
Teneo Holdings LLC	First lien senior secured loan	9.60%	SOFR (M)	4.75%		03/2031		5,440.7	5,394.5	5,457.7	(2)(7)
The Hiller Companies, LLC (10)	First lien senior secured loan	10.15%	SOFR (Q)	5.00%		06/2030		25,676.7	25,412.8	25,393.1	(2)(7)(12)
Thevelia (US) LLC	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		06/2029		5,495.7	5,505.1	5,495.7	(2)(5)(7)
UP Intermediate II LLC and UPBW Blocker LLC (10)	First lien senior secured revolving loan	10.10%	SOFR (M)	5.25%		03/2030		884.1	833.9	884.1	(2)(7)(9)(12)
	First lien senior secured loan	9.85%	SOFR (Q)	5.25%		03/2031		2,520.4	2,462.3	2,520.4	(2)(7)(12)
	Common units				03/2024		31,790		3,179.0	3,077.3	(2)(12)
	Common units				09/2024		2,060		173.0	199.4	(2)(12)
									6,648.2	6,681.2
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (10)	First lien senior secured revolving loan	8.60%	SOFR (Q)	4.00%		05/2030		5,982.4	5,869.8	5,862.7	(2)(7)(12)
	First lien senior secured revolving loan	8.60%	SOFR (Q)	4.00%		05/2030		997.1	847.0	837.5	(2)(7)(9)(12)
	First lien senior secured loan	9.85%	SOFR (Q)	5.25%		05/2030		23,012.9	22,665.0	22,552.7	(2)(7)(12)
	Class A preferred units	10.00% PIK			05/2024		11,930		1,235.4	1,235.4	(12)
	Class A common units				05/2024		1,111		—	105.5	(12)
									30,617.2	30,593.8
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Xplor T1, LLC	First lien senior secured loan	8.85%	SOFR (Q)	4.25%		06/2031		11,170.0	11,124.7	11,211.9	(2)(12)
Zinc Buyer Corporation (10)	First lien senior secured revolving loan					07/2031		—	—	—	(2)(8)(12)
	First lien senior secured loan	9.35%	SOFR (Q)	4.75%		07/2031		42,709.9	42,299.7	42,282.8	(2)(7)(12)
									42,299.7	42,282.8

									657,939.5	662,364.2		14.37%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	8.10%	SOFR (M)	3.25%		08/2028		4,912.6	4,908.9	4,916.7	(2)
	First lien senior secured loan	8.35%	SOFR (M)	3.50%		05/2030		9,264.4	9,262.0	9,283.7	(2)
									14,170.9	14,200.4
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	9.86%	SOFR (M)	5.00%		10/2029		979.0	935.9	979.0	(2)(7)(12)
	First lien senior secured loan	9.86%	SOFR (M)	5.00%		10/2030		37,790.9	36,594.3	37,790.9	(2)(7)(12)
	Series B common units				10/2023		45,351		1,250.0	1,624.2	(12)
									38,780.2	40,394.1
Belfor Holdings, Inc.	First lien senior secured loan	8.60%	SOFR (M)	3.75%		11/2030		11,968.0	11,884.2	12,005.4	(2)(7)
Bulldog Purchaser Inc.	First lien senior secured loan	8.85%	SOFR (Q)	4.25%		06/2031		6,600.0	6,568.0	6,624.8	(2)(7)
Caesars Entertainment Inc	First lien senior secured loan	7.60%	SOFR (M)	2.75%		02/2030		8,060.1	8,050.4	8,052.6	(2)(5)(7)
	First lien senior secured loan	7.60%	SOFR (M)	2.75%		02/2031		6,965.0	6,949.2	6,956.3	(2)(5)(7)
									14,999.6	15,008.9
ClubCorp Holdings, Inc.	First lien senior secured loan	9.87%	SOFR (Q)	5.00%		09/2026		12,167.4	12,197.4	12,173.9	(2)
Equinox Holdings, Inc.	First lien senior secured loan	12.85% (4.13% PIK)	SOFR (Q)	8.25%		03/2029		42,641.7	41,302.7	42,641.7	(2)(7)(12)
	Second lien senior secured loan	16.00% PIK				06/2027		3,656.5	3,572.9	3,656.5	(2)(12)
									44,875.6	46,298.2
Eternal Aus Bidco Pty Ltd (10)	First lien senior secured loan	10.65%	BBSY (Q)	6.25%		11/2029		6,811.4	6,369.3	6,811.4	(2)(5)(7)(12)
Excel Fitness Consolidator LLC (10)	First lien senior secured loan	10.10%	SOFR (Q)	5.50%		04/2029		9,300.0	9,133.3	9,300.0	(2)(7)(12)
Fertitta Entertainment, LLC	First lien senior secured loan	8.85%	SOFR (M)	3.75%		01/2029		13,647.4	13,668.6	13,602.9	(2)(7)
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(10)	First lien senior secured revolving loan	8.85%	SOFR (M)	4.00%		08/2030		1,907.9	1,872.8	1,871.8	(2)(7)(12)
	First lien senior secured loan	10.35%	SOFR (M)	5.50%		08/2031		34,569.5	34,063.3	34,051.0	(2)(7)(12)
	Common units				07/2024		11,704,000		11,736.8	11,704.0	(2)(12)
									47,672.9	47,626.8
Flint OpCo, LLC (10)	First lien senior secured loan	9.96%	SOFR (Q)	5.25%		08/2030		9,907.2	9,728.4	9,907.2	(2)(7)(12)
	First lien senior secured loan	9.81%	SOFR (S)	4.75%		08/2030		663.4	634.8	663.4	(2)(7)(12)
									10,363.2	10,570.6
GBT Group Services B.V.	First lien senior secured loan	8.28%	SOFR (S)	3.00%		07/2031		6,478.9	6,455.5	6,459.9	(2)(5)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (10)	First lien senior secured loan	11.35%	SOFR (Q)	6.75%		04/2030		11,435.7	11,107.1	11,435.7	(2)(7)(12)
	Class A common units				04/2023		100		100.0	71.2	(2)(12)
									11,207.1	11,506.9
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Helios Service Partners, LLC and Astra Service Partners, LLC (10)	First lien senior secured revolving loan	10.69%	SOFR (Q)	6.00%		03/2027		0.2	0.2	0.2	(2)(7)(12)
	First lien senior secured loan	10.87%	SOFR (Q)	6.00%		03/2027		8,724.8	8,610.0	8,724.8	(2)(7)(12)
									8,610.2	8,725.0
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (10)	First lien senior secured revolving loan	13.75%	Base Rate (Q)	5.75%		12/2028		68.2	58.5	68.2	(2)(5)(7)(12)
	First lien senior secured loan	11.49%	SOFR (Q)	6.75%		12/2028		4,387.0	4,294.0	4,387.0	(2)(5)(7)(12)
	First lien senior secured loan	11.41%	SOFR (Q)	6.00%		12/2028		1,538.6	1,456.7	1,540.7	(2)(5)(7)(12)
	First lien senior secured loan	10.35%	CORRA (Q)	6.00%		12/2028		1,021.9	967.5	1,023.3	(2)(5)(7)(12)
	First lien senior secured loan	10.59%	CDOR (M)	6.00%		12/2028		160.3	151.8	160.6	(2)(5)(7)(12)
	Class A units				12/2022		50,000		50.0	54.5	(2)(12)
									6,978.5	7,234.3
IRB Holding Corp.	First lien senior secured loan	7.70%	SOFR (M)	2.75%		12/2027		18,112.1	18,107.2	18,084.9	(2)(7)
KUEHG Corp	First lien senior secured loan	9.10%	SOFR (Q)	4.50%		06/2030		8,807.6	8,822.6	8,827.2	(2)(7)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	9.21%	SOFR (S)	4.00%		08/2028		5,928.1	5,902.5	5,954.0	(2)(7)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (10)	First lien senior secured loan	12.25%	SOFR (Q)	7.50%		12/2027		16,445.1	16,148.5	16,445.1	(2)(7)(12)
	Limited partnership interests				12/2022		133,000		133.0	169.6	(12)
									16,281.5	16,614.7
Mister Car Wash Holdings, Inc.	First lien senior secured loan	7.85%	SOFR (M)	3.00%		03/2031		8,279.3	8,289.8	8,282.2	(2)(5)
Northwinds Holding, Inc. and Northwinds Services Group LLC (10)	First lien senior secured loan	10.64%	SOFR (Q)	5.25%		05/2029		12,077.5	11,775.4	12,077.5	(2)(7)(12)
	Common units				05/2023		121,368		166.7	170.5	(2)(12)
									11,942.1	12,248.0
Ontario Gaming GTA LP	First lien senior secured loan	8.89%	SOFR (Q)	4.25%		08/2030		5,210.0	5,203.5	5,201.3	(2)(5)(7)
PCI Gaming Authority	First lien senior secured loan	6.85%	SOFR (M)	2.00%		07/2031		5,985.0	5,977.7	5,945.5	(2)
PestCo Holdings, LLC and PestCo, LLC (10)	First lien senior secured loan	11.41%	SOFR (Q)	6.00%		02/2028		11,256.0	11,009.2	11,256.0	(2)(7)(12)
	Class A units				01/2023		8		106.0	126.8	(12)
									11,115.2	11,382.8
PG Investment Company 59 S.a r.l.	First lien senior secured loan	8.10%	SOFR (Q)	3.50%		03/2031		135.1	134.8	135.2	(2)(5)
Premiere Buyer, LLC (10)	First lien senior secured loan	10.00%	SOFR (Q)	4.75%		05/2031		24,533.1	24,187.1	24,165.1	(2)(7)(12)
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (10)	First lien senior secured loan	9.60%	SOFR (M)	4.75%		06/2031		47,209.0	46,457.8	46,361.0	(2)(7)(12)
	Limited partnership interests				06/2024		12,049,000		12,049.0	12,614.5	(2)(12)
									58,506.8	58,975.5
Radiant Intermediate Holding, LLC	First lien senior secured loan	10.81%	SOFR (M)	5.75%		11/2026		898.6	884.0	781.8	(2)(7)(12)
Restaurant Brands International Inc.	First lien senior secured loan	6.60%	SOFR (M)	1.75%		09/2030		11,670.8	11,642.7	11,541.6	(2)(5)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	8.31%	SOFR (Q)	3.50%		10/2027		28,500.9	28,511.0	28,554.5	(2)(7)
Simon & Schuster, Inc.	First lien senior secured loan	9.26%	SOFR (Q)	4.00%		10/2030		17,954.9	17,939.8	17,902.5	(2)
Station Casinos LLC	First lien senior secured loan	7.10%	SOFR (M)	2.25%		03/2031		5,279.8	5,267.1	5,254.3	(2)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
TSS Buyer, LLC (10)	First lien senior secured loan	10.45%	SOFR (M)	5.50%		06/2029		7,940.7	7,741.8	7,940.7	(2)(7)(12)
University Support Services LLC	First lien senior secured loan	7.60%	SOFR (M)	2.75%		02/2029		13,367.4	13,348.2	13,317.3	(2)(5)(7)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	10.60%	SOFR (M)	5.50%		11/2030		422.0	357.6	422.0	(2)(7)(12)
	First lien senior secured loan	10.86%	SOFR (Q)	5.75%		11/2030		25,594.2	25,198.2	25,594.2	(2)(7)(12)
	First lien senior secured loan	10.53%	SOFR (M)	5.50%		11/2030		5,746.9	5,683.7	5,746.9	(2)(7)(12)
	Class B common units				11/2023		351		351.0	710.3	(12)
									31,590.5	32,473.4
Whatabrands LLC	First lien senior secured loan	7.60%	SOFR (M)	2.75%		08/2028		13,403.6	13,402.5	13,377.9	(2)(7)

									568,732.9	575,503.9		12.48%
Financial Services
Aduro Advisors, LLC (10)	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		07/2030		18,813.3	18,632.2	18,625.2	(2)(7)(12)
Cliffwater LLC (10)	First lien senior secured loan	9.35%	SOFR (M)	4.50%		10/2030		10,974.3	10,783.6	10,974.3	(2)(5)(7)(12)
Corient Holdings, Inc.	Series A preferred stock				05/2023		15,000		15,000.0	18,271.9	(2)(12)
Endeavor Bidco LLC and Endeavor TopCo, Inc.	First lien senior secured loan	9.38%	SOFR (Q)	4.25%		08/2029		8,393.8	8,229.7	8,225.9	(2)(7)(12)
	Class A common units				08/2024		2,540,000		2,540.0	2,540.0	(12)
									10,769.7	10,765.9
Envestnet, Inc.	First lien senior secured loan	8.10%	SOFR (Q)	3.50%		09/2031		39,369.1	39,172.3	39,180.6
Focus Financial Partners, LLC	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		09/2031		27,000.0	26,932.5	26,910.6
GC Waves Holdings, Inc. (10)	First lien senior secured loan	10.95%	SOFR (M)	6.00%		08/2029		4,508.4	4,227.5	4,508.4	(2)(5)(7)(12)
	First lien senior secured loan	10.20%	SOFR (M)	5.25%		08/2029		804.6	791.8	804.6	(2)(5)(7)(12)
									5,019.3	5,313.0
GTCR Everest Borrower, LLC (10)	First lien senior secured loan	7.60%	SOFR (S)	3.00%		09/2031		17,385.0	17,341.5	17,173.1	(5)
GTCR F Buyer Corp. and GTCR (D) Investors LP (10)(11)	First lien senior secured loan	10.60%	SOFR (Q)	6.00%		09/2030		11,433.7	11,187.7	11,433.7	(2)(7)(12)
	Limited partnership interests				09/2023		74,074		74.7	85.3	(2)(12)
									11,262.4	11,519.0
Harbourvest Global Private Equity Limited (10)	Private asset backed investment	8.51%	SOFR (Q)	3.50%		06/2029		26,000.0	25,088.0	26,000.0	(12)
HighTower Holding, LLC	First lien senior secured loan	8.75%	SOFR (S)	3.50%		04/2028		21,069.6	21,074.8	21,056.5	(2)(5)
HV Chimera LLC	Private asset backed investment	7.60%	SOFR (Q)	2.80%		08/2026		1,946.3	1,926.3	1,946.3	(5)(12)
Isthmus Capital LLC	Private asset backed investment	9.50%				06/2030		1,591.5	1,575.3	1,591.5	(5)(12)
	Private asset backed investment				06/2023		4		—	20.1	(5)(12)
									1,575.3	1,611.6
Mai Capital Management Intermediate LLC (10)	First lien senior secured loan	9.35%	SOFR (Q)	4.75%		08/2031		7,319.2	7,247.0	7,246.0	(2)(5)(7)(12)
Mars Downstop Loan Purchaser Trust	Private asset backed investment	11.00%			02/2024		29,990,339		23,197.9	23,221.1	(5)(12)
Monroe Capital Income Plus Corporation	Corporate bond	9.42%				11/2028		10,000.0	10,000.0	10,933.9	(2)(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Nuvei Technologies Corp.	First lien senior secured loan	7.25%	SOFR (S)	3.00%		07/2031		15,120.0	15,081.5	14,949.9	(5)
Paint Intermediate III, LLC	First lien senior secured loan	7.60%	SOFR (Q)	3.00%		09/2031		16,115.0	16,045.0	16,074.7	(7)
Parexel International Inc.	First lien senior secured loan	7.85%	SOFR (M)	3.00%		11/2028		5,432.5	5,432.5	5,431.5	(2)(7)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (10)(11)	First lien senior secured revolving loan	10.19%	SOFR (M)	5.00%		05/2028		299.6	282.0	299.6	(2)(5)(7)(12)
	First lien senior secured loan	10.00%	SOFR (M)	5.00%		05/2029		14,381.3	14,036.4	14,381.3	(2)(5)(7)(12)
	Limited partnership interests				09/2023		87,190		87.2	92.9	(5)(12)
									14,405.6	14,773.8
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (10)	First lien senior secured loan	10.35%	SOFR (Q)	5.25%		08/2029		9,330.3	9,081.5	9,330.3	(2)(5)(7)(12)
	Preferred units				07/2023		1,333,333		1,315.5	1,517.8	(5)(12)
									10,397.0	10,848.1
PCS MidCo, Inc. and PCS Parent, L.P. (10)	First lien senior secured revolving loan	10.81%	SOFR (Q)	5.75%		03/2030		238.6	214.0	238.6	(2)(7)(12)
	First lien senior secured loan	10.81%	SOFR (Q)	5.75%		03/2030		10,535.7	10,319.1	10,535.7	(2)(7)(12)
	Class A units				03/2024		806,000		806.0	813.5	(2)(12)
									11,339.1	11,587.8
RFS Opco LLC	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		04/2031		42,500.0	42,104.9	42,500.0	(2)(5)(7)(12)
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (10)	First lien senior secured loan	10.36%	SOFR (Q)	5.50%		10/2028		2,343.0	2,287.0	2,343.0	(2)(5)(7)(12)
Sunbit Receivables Trust IV (10)	Private asset backed investment	12.27%	SOFR (M)	7.25%		12/2026		1,620.0	1,600.0	1,620.0	(7)(12)
The Edelman Financial Center, LLC	First lien senior secured loan	8.10%	SOFR (M)	3.25%		04/2028		3,032.6	3,032.6	3,026.1	(5)
	Second lien senior secured loan	10.10%	SOFR (M)	5.25%		10/2028		52,500.0	52,377.6	52,259.6	(2)(5)
									55,410.2	55,285.7
Wellington-Altus Financial Inc. (10)(11)	First lien senior secured loan	9.58%	CORRA (S)	5.00%		08/2030		847.4	824.8	834.7	(2)(5)(7)(12)
	Common stock				08/2024		35,520		1,197.1	1,211.8	(2)(5)(12)
									2,021.9	2,046.5

									421,147.5	428,210.0		9.29%
Insurance Services
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (10)	First lien senior secured loan	10.06%	SOFR (Q)	4.75%		11/2029		4,024.7	3,990.9	4,024.7	(2)(7)(12)
Acrisure, LLC	First lien senior secured loan	8.21%	SOFR (M)	3.25%		11/2030		20,212.1	20,175.9	19,997.5	(2)
	First lien senior secured loan	7.96%	SOFR (M)	3.00%		02/2027		27,448.4	27,440.2	27,326.5	(2)
									47,616.1	47,324.0
Alliant Holdings Intermediate, LLC	First lien senior secured loan	7.96%	SOFR (M)	3.00%		09/2031		15,044.3	15,006.6	14,954.9
AssuredPartners, Inc.	First lien senior secured loan	8.35%	SOFR (M)	3.50%		02/2031		12,555.4	12,540.2	12,540.6	(2)(7)
Broadstreet Partners, Inc.	First lien senior secured loan	8.10%	SOFR (M)	3.25%		06/2031		22,911.1	22,910.5	22,811.0	(2)
Cross Financial Corp.	First lien senior secured loan	8.35%	SOFR (M)	3.50%		09/2027		5,960.3	5,951.4	5,952.8	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (10)(11)	First lien senior secured loan	10.09%	SOFR (Q)	5.25%		12/2030		29,712.5	29,160.6	29,712.5	(2)(5)(7)(12)
	First lien senior secured loan	10.56%	SOFR (Q)	5.50%		12/2030		8,070.1	7,905.2	8,070.1	(2)(5)(7)(12)
	Limited partnership interests				03/2024		3,417,348		3,417.3	4,705.0	(2)(5)(12)
									40,483.1	42,487.6
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (10)	First lien senior secured loan	9.54%	CORRA (Q)	5.25%		03/2031		13,413.0	13,173.6	13,278.9	(2)(5)(7)(12)
HIG Finance 2 Limited	First lien senior secured loan	8.35%	SOFR (M)	3.50%		02/2031		20,905.5	20,869.5	20,907.8	(2)(5)(7)
	First lien senior secured loan	8.35%	SOFR (M)	3.50%		04/2030		11,169.8	11,140.2	11,171.8	(2)(5)(7)
									32,009.7	32,079.6
Higginbotham Insurance Agency, Inc. (10)	First lien senior secured loan	9.35%	SOFR (M)	4.50%		11/2028		2,567.0	2,556.8	2,567.0	(2)(7)(12)
	First lien senior secured loan	9.60%	SOFR (M)	4.75%		11/2028		804.0	783.4	804.0	(2)(7)(12)
									3,340.2	3,371.0
Hub International Limited	First lien senior secured loan	8.26%	SOFR (S)	3.00%		06/2030		32,035.3	32,018.3	31,984.0	(2)(7)
Keystone Agency Partners LLC (10)	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		05/2027		42,876.2	42,380.5	42,876.2	(2)(7)(12)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (10)	First lien senior secured revolving loan	10.66%	SOFR (M)	5.50%		11/2029		419.6	397.0	419.6	(2)(7)(12)
	First lien senior secured loan	10.66%	SOFR (M)	5.50%		11/2029		9,516.5	9,323.2	9,516.5	(2)(7)(12)
	Class A2 units				11/2023		102,501		2,050.0	2,062.9	(2)(12)
									11,770.2	11,999.0
OneDigital Borrower LLC	First lien senior secured loan	8.10%	SOFR (M)	3.25%		07/2031		36,009.8	35,866.2	35,664.8	(2)(7)
Ryan Specialty Group, LLC	First lien senior secured loan	7.10%	SOFR (M)	2.25%		09/2031		17,325.5	17,282.3	17,287.5	(2)(5)(7)
SIG Parent Holdings, LLC (10)	First lien senior secured loan	9.92%	SOFR (M)	5.00%		08/2031		25,174.2	24,926.5	24,922.5	(2)(7)(12)
Truist Insurance Holdings, LLC (10)	First lien senior secured revolving loan	8.58%	SOFR (Q)	3.25%		05/2029		203.9	104.8	191.9	(2)(12)
USI, Inc.	First lien senior secured loan	7.35%	SOFR (Q)	2.75%		09/2030		8,535.6	8,522.3	8,505.9	(2)
	First lien senior secured loan	7.35%	SOFR (Q)	2.75%		11/2029		30,789.2	30,779.2	30,686.7	(2)
									39,301.5	39,192.6
World Insurance Associates, LLC and World Associates Holdings, LLC (10)	First lien senior secured loan	10.86%	SOFR (Q)	5.75%		04/2028		8,256.6	8,061.4	8,256.6	(2)(7)(12)

									408,734.0	411,200.2		8.92%
Media and Entertainment
22 HoldCo Limited	Senior subordinated loan	12.63% PIK	SONIA (S)	7.50%		08/2033		23,089.4	21,488.5	23,089.4	(2)(5)(7)(12)
3 Step Sports LLC (10)	First lien senior secured loan	12.64% (1.50% PIK)	SOFR (Q)	8.00%		10/2029		16,535.2	15,660.8	15,134.5	(2)(7)(12)
AVSC Holding Corp.	First lien senior secured loan	8.45% (0.25% PIK)	SOFR (M)	3.50%		03/2025		50,307.8	50,174.7	50,014.5	(2)(7)
	First lien senior secured loan	10.85% (1.00% PIK)	SOFR (M)	5.50%		10/2026		11,729.8	11,630.6	11,726.1	(2)(7)
									61,805.3	61,740.6
Broadcast Music, Inc. (10)	First lien senior secured loan	10.87%	SOFR (M)	5.75%		02/2030		29,541.3	28,882.3	29,541.3	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		5,565.5	5,829.3	(5)(12)
Creative Artists Agency, LLC	First lien senior secured loan	11.00%	Base Rate (Q)	3.00%		11/2028		14,002.8	14,007.0	13,987.8	(2)
	First lien senior secured loan	7.59%	SOFR (Q)	2.75%		09/2031		9,850.8	9,855.5	9,838.5
									23,862.5	23,826.3
Fever Labs, Inc. (10)	First lien senior secured revolving loan	11.00%				11/2028		6,283.5	6,176.7	6,283.5	(2)(12)
	First lien senior secured loan	11.00%				11/2028		20,625.7	18,934.1	20,625.7	(2)(12)
	Series E-5 Convertible Shares				08/2024		318,631		1,381.9	1,411.5	(2)(12)
									26,492.7	28,320.7
League One Volleyball, Inc.	Series B preferred stock				07/2023		194		1.0	2.3	(2)(12)
	Series C preferred stock				09/2024		50		0.4	0.4	(2)(12)
									1.4	2.7
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc. (10)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	10.13%	SOFR (Q)	5.00%		08/2031		27,219.6	26,683.9	26,675.2	(2)(7)(12)
									26,683.9	26,675.2
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	11,875.0	(2)(5)(12)
NEP Group, Inc.	First lien senior secured loan	9.62% (1.50% PIK)	SOFR (Q)	4.75%		08/2026		11,639.5	11,180.5	11,130.3	(2)
	First lien senior secured loan	10.37% (1.50% PIK)	SOFR (Q)	5.50%		08/2026		7,219.7	6,986.9	6,903.8	(2)(7)
									18,167.4	18,034.1
Orange Barrel Media, LLC/IKE Smart City, LLC (10)	Private asset backed investment	10.60%	SOFR (M)	5.75%		03/2027		4,141.6	4,091.4	4,141.6	(7)(12)
OVG Business Services, LLC	First lien senior secured loan	7.85%	SOFR (M)	3.00%		06/2031		6,175.0	6,145.3	6,136.4	(2)
Quartz Holding Company	First lien senior secured loan	8.85%	SOFR (M)	4.00%		10/2028		6,450.3	6,429.3	6,450.3	(2)(7)(12)
Sandlot Action Sports, LLC	Common units				05/2024		3,384		25.0	25.0	(12)
Summer (BC) Bidco B LLC	First lien senior secured loan	9.36%	SOFR (Q)	4.50%		12/2026		1,009.6	1,009.6	1,009.6	(2)(5)(7)
	First lien senior secured loan	9.86%	SOFR (Q)	5.00%		02/2029		1,960.4	1,950.8	1,968.9	(2)(5)
									2,960.4	2,978.5
United Talent Agency LLC	First lien senior secured loan	8.87%	SOFR (M)	3.75%		07/2028		11,956.0	11,924.0	11,970.9	(2)(7)(12)
Univision Communications Inc.	First lien senior secured loan	8.20%	SOFR (Q)	3.50%		06/2027		3,540.0	3,540.0	3,486.9	(2)
	First lien senior secured loan	8.46%	SOFR (M)	3.50%		01/2029		1,995.0	1,976.3	1,948.5	(2)(7)
									5,516.3	5,435.4
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	7.71%	SOFR (M)	2.75%		05/2025		32,436.2	32,444.2	32,426.1	(2)(5)
WRE Sports Investments LLC (10)	First lien senior secured loan	11.00% (5.50% PIK)				07/2031		33,327.0	32,515.6	32,660.5	(2)(12)
Zuffa Guarantor LLC	First lien senior secured loan	8.29%	SOFR (Q)	2.75%		04/2026		15,120.4	15,126.8	15,125.8	(2)(5)(7)

									355,788.6	361,419.6		7.84%
Investment Funds and Vehicles
ABPCI 2019-5A	Collaterized loan obligation	11.03%	SOFR (Q)	5.75%		01/2036		1,100.0	1,100.0	1,131.2	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ABPCI 2024-17	Collaterized loan obligation	13.25%	SOFR (Q)	8.00%		08/2036		3,000.0	3,000.0	2,972.8	(5)(12)
ATRM 14	Collaterized loan obligation	11.40%	SOFR (Q)	6.50%		10/2037		5,600.0	5,600.0	5,629.1	(5)(12)
	Collaterized loan obligation	16.20%				10/2037		3,827.9	2,167.7	2,144.7	(5)(12)
									7,767.7	7,773.8
ATRM 15	Collaterized loan obligation	11.84%	SOFR (Q)	6.50%		07/2037		1,900.0	1,900.0	1,905.1	(5)(12)
AUDAX 2024-9	Collaterized loan obligation	10.48%	SOFR (Q)	5.20%		04/2036		2,000.0	2,000.0	2,035.1	(5)(12)
BABSN 2023-3	Collaterized loan obligation	12.63%	SOFR (Q)	7.33%		10/2036		562.5	578.0	581.9	(5)(12)
BALLY 2023-24	Collaterized loan obligation	10.35%	SOFR (Q)	5.05%		07/2036		1,500.0	1,500.0	1,528.0	(5)(12)
BALLY 2024-26	Collaterized loan obligation	11.43%	SOFR (Q)	6.10%		07/2037		1,500.0	1,500.0	1,503.2	(5)(12)
BCC 2020-1	Collaterized loan obligation	12.43%	SOFR (Q)	7.15%		04/2033		1,750.0	1,750.0	1,767.0	(5)(12)
BCC 2023-3	Collaterized loan obligation	10.53%	SOFR (Q)	5.25%		07/2036		1,500.0	1,500.0	1,531.4	(5)(12)
BERRY 2024-1	Collaterized loan obligation	12.50%				10/2037		5,220.0	2,302.0	2,306.1	(5)(12)
BROOKP 2024-1	Collaterized loan obligation	11.79%	SOFR (Q)	6.50%		04/2037		1,000.0	1,000.0	1,010.4	(5)(12)
BSP 2018-14	Collaterized loan obligation	10.74%	SOFR (Q)	6.15%		10/2037		5,500.0	5,500.0	5,527.3	(5)(12)
BSP 2024-34	Collaterized loan obligation	11.98%	SOFR (Q)	6.70%		07/2037		1,250.0	1,250.0	1,264.3	(5)(12)
BSP 2024-35	Collaterized loan obligation	11.43%	SOFR (Q)	6.10%		04/2037		1,250.0	1,250.0	1,270.1	(5)(12)
BTCP 2023-1	Collaterized loan obligation	11.63%	SOFR (M)	6.50%		09/2030		6,100.0	6,105.7	6,100.0	(5)(12)
CAVU 2021-1	Collaterized loan obligation	12.28%	SOFR (Q)	7.00%		07/2037		1,000.0	1,000.0	999.2	(5)(12)
CGMS 2019-2	Collaterized loan obligation	11.83%	SOFR (Q)	7.00%		10/2037		4,387.5	4,387.5	4,410.3	(5)(12)
CGMS 2022-5	Collaterized loan obligation	12.20%	SOFR (Q)	7.10%		10/2037		4,190.0	4,190.0	4,201.0	(5)(12)
CGMS 2023-1	Collaterized loan obligation	10.38%	SOFR (Q)	5.10%		07/2035		1,250.0	1,250.0	1,275.1	(5)(12)
CGMS 2023-2	Collaterized loan obligation	10.28%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,050.5	(5)(12)
CGMS 2024-1	Collaterized loan obligation	12.21%	SOFR (Q)	6.92%		04/2037		1,096.0	1,119.3	1,117.2	(5)(12)
CGMS 2024-2	Collaterized loan obligation	12.17%	SOFR (Q)	6.85%		04/2037		1,500.0	1,500.0	1,511.7	(5)(12)
CGMS 2024-3	Collaterized loan obligation	11.70%	SOFR (Q)	6.40%		07/2036		2,600.0	2,600.0	2,628.9	(5)(12)
CGMS 2024-5	Collaterized loan obligation	10.25%	SOFR (Q)	5.65%		10/2036		1,500.0	1,500.0	1,507.5	(5)(12)
	Collaterized loan obligation	12.60%				10/2036		2,700.0	2,409.8	2,409.8	(5)(12)
									3,909.8	3,917.3
CIFC 2021-1	Collaterized loan obligation	11.34%	SOFR (Q)	6.00%		07/2037		1,820.0	1,820.0	1,843.9	(5)(12)
CIFC 2021-4	Collaterized loan obligation	11.37%	SOFR (Q)	6.20%		07/2037		1,000.0	1,000.6	1,005.5	(5)(12)
CIFC 2022-5	Collaterized loan obligation	9.19%	SOFR (Q)	3.90%		01/2037		6,000.0	6,000.0	6,095.8	(5)(12)
CIFC 2022-6	Collaterized loan obligation	10.36%	SOFR (Q)	5.75%		10/2038		437.5	437.5	439.8	(5)(12)
CIFC 2024-2	Collaterized loan obligation	11.73%	SOFR (Q)	6.40%		04/2037		2,000.0	2,000.0	2,047.9	(5)(12)
CIFC 2024-4	Collaterized loan obligation	12.70%				10/2037		2,600.0	2,373.1	2,435.8	(5)(12)
Constellation Wealth Capital Fund, L.P. (11)	Limited partner interests				01/2024		1,935,706		1,935.5	1,809.2	(5)
CPTPK 2024-1	Collaterized loan obligation	11.33%	SOFR (Q)	6.00%		07/2037		1,400.0	1,400.0	1,426.2	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interests				03/2024		6,653,000		6,673.6	6,999.1	(2)(5)(12)
DRSLF 2022-104	Collaterized loan obligation	12.40%	SOFR (Q)	7.40%		08/2034		5,756.0	5,756.0	5,779.4	(5)(12)
ELM12 2021-5	Collaterized loan obligation	10.47%	SOFR (Q)	5.90%		10/2037		1,475.0	1,475.0	1,482.4	(5)(12)
ELM27 2024-3	Collaterized loan obligation	11.53%	SOFR (Q)	6.25%		04/2037		2,000.0	2,000.0	2,051.1	(5)(12)
ELM29 2024-5	Collaterized loan obligation	11.72%	SOFR (Q)	6.40%		04/2037		3,500.0	3,519.7	3,552.2	(5)(12)
ELM32 2024-8	Collaterized loan obligation	12.42%				10/2037		2,520.0	2,268.0	2,319.8	(5)(12)
ELMW1 2019-1	Collaterized loan obligation	9.03%	SOFR (Q)	3.75%		04/2037		6,000.0	6,000.0	6,082.4	(5)(12)
ELMW4 2020-1	Collaterized loan obligation	11.47%	SOFR (Q)	6.15%		04/2037		2,514.0	2,539.1	2,538.9	(5)(12)
ELMW8 2021-1	Collaterized loan obligation	11.53%	SOFR (Q)	6.25%		04/2037		5,028.0	5,088.1	5,119.5	(5)(12)
GCBSL 2022-60	Collaterized loan obligation	11.28%	SOFR (Q)	6.00%		10/2034		2,375.0	2,375.0	2,346.8	(5)(12)
GNRT 2	Collaterized loan obligation	12.55%	SOFR (Q)	7.35%		10/2037		250.0	251.1	252.0	(5)(12)
GNRT 2022-10	Collaterized loan obligation	13.35%	SOFR (Q)	8.07%		07/2035		500.0	510.8	508.3	(5)(12)
GNRT 2023-11	Collaterized loan obligation	12.14%	SOFR (Q)	7.30%		10/2037		2,258.0	2,258.0	2,269.7	(5)(12)
GNRT 2024-15	Collaterized loan obligation	12.00%	SOFR (Q)	6.70%		07/2037		2,000.0	2,000.0	2,025.6	(5)(12)
GNRT 4	Collaterized loan obligation	12.18%	SOFR (Q)	6.90%		07/2037		2,000.0	2,000.0	2,013.2	(5)(12)
GNRT 6	Collaterized loan obligation	11.79%	SOFR (Q)	7.25%		10/2037		1,820.0	1,820.0	1,829.5	(5)(12)
GOCAP 2024-71	Collaterized loan obligation	10.20%	SOFR (Q)	5.10%		02/2037		4,500.0	4,500.0	4,590.6	(5)(12)
KKR 48	Collaterized loan obligation	9.58%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	2,023.8	(5)(12)
Linden Structured Capital Fund II-A LP (11)	Limited partnership interests				07/2024		1,292,057		1,380.3	1,292.1	(2)(5)
MAGNE 2019-24	Collaterized loan obligation	11.70%	SOFR (Q)	6.40%		04/2035		500.0	500.1	501.9	(5)(12)
MAGNE 2022-33	Collaterized loan obligation	10.36%	SOFR (Q)	5.55%		10/2037		5,875.0	5,875.0	5,905.6	(5)(12)
MAGNE 2023-36	Collaterized loan obligation	10.18%	SOFR (Q)	4.90%		04/2036		1,750.0	1,750.0	1,784.5	(5)(12)
MAGNE 2024-44	Collaterized loan obligation	12.00%				10/2037		4,100.0	3,690.0	3,690.0	(5)(12)
MDPK 2016-20	Collaterized loan obligation	11.15%	SOFR (Q)	6.40%		10/2037		2,727.5	2,727.5	2,741.7	(5)(12)
MDPK 2018-32	Collaterized loan obligation	11.68%	SOFR (Q)	6.40%		07/2037		4,850.0	4,850.0	4,869.7	(5)(12)
MDPK 2019-34	Collaterized loan obligation	11.61%	SOFR (Q)	6.50%		10/2037		1,700.0	1,700.0	1,709.1	(5)(12)
MDPK 2019-37	Collaterized loan obligation	11.90%	SOFR (Q)	6.60%		04/2037		1,000.0	1,000.0	1,004.7	(5)(12)
MDPK 2021-59	Collaterized loan obligation	11.68%	SOFR (Q)	6.40%		04/2037		2,250.0	2,250.0	2,259.3	(5)(12)
MDPK 2022-55	Collaterized loan obligation	11.28%	SOFR (Q)	6.00%		07/2037		1,680.0	1,680.0	1,690.3	(5)(12)
MDPK 2024-67	Collaterized loan obligation	12.09%	SOFR (Q)	6.80%		04/2037		2,500.0	2,500.0	2,551.7	(5)(12)
MDPK 2024-69	Collaterized loan obligation	11.58%	SOFR (Q)	6.25%		07/2037		1,500.0	1,500.0	1,523.5	(5)(12)
OAKC 2016-13	Collaterized loan obligation	10.83%	SOFR (Q)	5.75%		10/2037		1,220.0	1,220.0	1,226.7	(5)(12)
OAKC 2021-9	Collaterized loan obligation	10.34%	SOFR (Q)	5.50%		10/2037		2,050.0	2,050.0	2,060.7	(5)(12)
OAKC 2022-12	Collaterized loan obligation	10.28%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,042.8	(5)(12)
OAKC 2023-15	Collaterized loan obligation	10.28%	SOFR (Q)	5.00%		04/2035		2,000.0	2,000.0	2,040.3	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
OAKC 2023-16	Collaterized loan obligation	9.28%	SOFR (Q)	4.00%		10/2036		2,000.0	2,000.0	2,040.9	(5)(12)
PLMRS 2022-4	Collaterized loan obligation	13.86%	SOFR (Q)	8.58%		10/2035		562.5	569.8	568.6	(5)(12)
RRAM 2019-6	Collaterized loan obligation	11.41%	SOFR (Q)	6.11%		04/2036		1,500.0	1,456.9	1,452.2	(5)(12)
RRAM 2022-21	Collaterized loan obligation	12.90%				01/2123		13,070.0	9,835.2	10,013.4	(5)(12)
RRAM 2024-30	Collaterized loan obligation	12.46%				07/2036		7,000.0	6,457.5	6,349.4	(5)(12)
SIXST 2022-21	Collaterized loan obligation	10.68%	SOFR (Q)	5.75%		10/2037		2,025.0	2,025.0	2,035.5	(5)(12)
SPEAK 2024-11	Collaterized loan obligation	13.48%				07/2037		4,000.0	3,468.4	3,675.9	(5)(12)
STKPK 2022-1	Collaterized loan obligation	11.09%	SOFR (Q)	6.15%		10/2037		3,375.0	3,375.0	3,392.6	(5)(12)
SYMP 2022-36	Collaterized loan obligation	11.64%	SOFR (Q)	7.00%		10/2037		1,120.0	1,120.0	1,125.8	(5)(12)
THPT 2023-THL	Commercial mortgage-backed security	10.74%				12/2034		5,000.0	4,987.9	5,137.8	(5)(12)
Tikehau Ruby CLO Equity LP (10)(11)	Private asset backed investment	13.28%	Euribor (Q)	10.00%	03/2024		1,613,487		1,515.1	1,462.8	(5)(7)(12)
Tikehau Topaz LP (10)(11)	Private asset backed investment	13.60%	SOFR (Q)	9.00%	06/2024		2,562,960		2,366.7	2,361.0	(5)(7)(12)
VOYA 2022-3	Collaterized loan obligation	9.78%	SOFR (Q)	4.50%		10/2036		2,000.0	2,000.0	2,023.8	(5)(12)
WILDPK 2024-1	Collaterized loan obligation	10.70%	SOFR (Q)	5.75%		10/2037		1,117.5	1,117.5	1,123.3	(5)(12)

									212,929.0	214,864.9		4.66%
Materials
A-AP Buyer, Inc.	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		09/2031		6,032.8	6,027.3	6,055.4	(2)(12)
Altium Packaging LLC	First lien senior secured loan	7.35%	SOFR (M)	2.50%		06/2031		2,333.4	2,333.4	2,317.4	(2)
Berlin Packaging L.L.C.	First lien senior secured loan	8.89%	SOFR (Q)	3.75%		06/2031		5,985.0	5,988.7	5,978.6
BW Holding, Inc.	First lien senior secured loan	9.21%	SOFR (Q)	4.00%		12/2028		9,672.9	8,869.2	8,854.2	(7)
Charter Next Generation, Inc.	First lien senior secured loan	8.10%	SOFR (M)	3.25%		12/2027		30,352.1	30,360.1	30,349.1	(2)(7)
Derby Buyer LLC	First lien senior secured loan	8.70%	SOFR (M)	3.50%		11/2030		3,742.2	3,726.2	3,743.2	(2)(7)
Flexsys Holdings, Inc.	First lien senior secured loan	10.12%	SOFR (Q)	5.25%		11/2028		9,445.4	8,772.3	7,928.3	(2)(7)
Meyer Laboratory, LLC and Meyer Parent, LLC (10)	First lien senior secured loan	10.10%	SOFR (M)	5.25%		02/2030		9,872.3	9,694.3	9,872.3	(2)(7)(12)
	Common units				02/2024		169,000		169.0	193.3	(12)
									9,863.3	10,065.6
Pregis TopCo LLC	First lien senior secured loan	8.85%	SOFR (M)	4.00%		07/2026		18,641.4	18,637.6	18,658.0	(2)
Reagent Chemical & Research, LLC (10)	First lien senior secured loan	10.10%	SOFR (M)	5.25%		04/2031		53,264.9	52,263.8	52,199.6	(2)(7)(12)
Ring Container Technologies Group, LLC	First lien senior secured loan	7.60%	SOFR (M)	2.75%		08/2028		6,077.2	6,084.5	6,068.3	(2)(7)
Touchdown Acquirer Inc.	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		02/2031		2,181.8	2,176.4	2,177.0	(2)(5)
Trident TPI Holdings, Inc.	First lien senior secured loan	8.60%	SOFR (Q)	4.00%		09/2028		25,690.7	25,650.2	25,707.9	(2)(7)
USALCO, LLC	First lien senior secured loan	8.60%	SOFR (Q)	4.00%		09/2031		20,941.5	20,844.5	20,993.9	(7)
Vobev, LLC and Vobev Holdings, LLC (10)	First lien senior secured revolving loan	9.69%	SOFR (S)	5.00%		04/2028		0.8	0.8	0.7	(2)(12)
	First lien senior secured loan					04/2028		7,209.8	6,969.5	3,735.2	(2)(12)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Warrant to purchase ordinary shares				04/2023	11/2033	398		—	—	(12)
	Warrant to purchase Class B units				11/2023	04/2028	5,403		—	—	(12)
									6,970.3	3,735.9

									208,567.8	204,832.4		4.44%
Retailing and Distribution
Amazon Holdco Inc.	First lien senior secured loan	7.11%	SOFR (Q)	2.25%		07/2031		17,133.6	17,090.8	17,069.4	(5)
BradyPlus Holdings, LLC (10)	First lien senior secured loan	11.25%	SOFR (Q)	6.00%		10/2029		31,365.5	30,844.2	31,365.5	(2)(7)(12)
Harbor Freight Tools USA, Inc.	First lien senior secured loan	7.33%	SOFR (Q)	2.50%		06/2031		679.9	678.2	668.9	(2)
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (10)	First lien senior secured revolving loan	9.61%	SOFR (M)	4.50%		11/2029		0.6	0.6	0.6	(2)(7)(12)
	First lien senior secured loan	11.11%	SOFR (M)	6.00%		11/2029		3,079.4	3,026.8	3,079.4	(2)(7)(12)
	Limited partnership interests	8.00% PIK			11/2023		3,544,000		3,544.0	3,325.5	(2)(12)
									6,571.4	6,405.5
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	7.85%	SOFR (M)	3.00%		04/2031		12,921.9	12,912.0	12,913.9	(2)
Madison Safety & Flow LLC	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		09/2031		10,466.1	10,457.3	10,453.1
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc. (10)	First lien senior secured loan	9.85%	SOFR (M)	5.00%		05/2030		55,546.6	54,165.3	54,435.6	(2)(5)(7)(12)
	Class B common stock	8.00% PIK			05/2024		2,158		2,158.0	3,713.3	(2)(5)(12)
									56,323.3	58,148.9
SCIH Salt Holdings Inc.	First lien senior secured loan	8.76%	SOFR (Q)	3.50%		03/2027		38,955.4	38,927.9	38,919.9	(2)(7)
Wrench Group LLC	First lien senior secured loan	8.87%	SOFR (Q)	4.00%		10/2028		11,030.5	11,046.9	11,021.3	(2)

									184,852.0	186,966.4		4.06%
Pharmaceuticals, Biotechnology and Life Sciences
ADMA Biologics Inc. (10)	First lien senior secured revolving loan	9.08%	SOFR (Q)	3.75%		12/2027		0.6	0.6	0.6	(2)(5)(7)(12)
	First lien senior secured loan	11.36%	SOFR (Q)	6.50%		12/2027		4,308.0	4,221.5	4,308.0	(2)(5)(7)(12)
									4,222.1	4,308.6
Alcami Corporation (10)	First lien senior secured loan	12.21%	SOFR (Q)	7.00%		12/2028		4,334.8	4,167.1	4,334.8	(2)(7)(12)
Bamboo US BidCo LLC (10)	First lien senior secured revolving loan					10/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	12.00% (3.38% PIK)	SOFR (Q)	6.75%		09/2030		13,766.4	13,419.2	13,766.4	(2)(7)(12)
	First lien senior secured loan	10.39% (3.38% PIK)	Euribor (Q)	6.75%		09/2030		8,873.5	8,290.1	8,873.5	(2)(7)(12)
									21,709.3	22,639.9
Cambrex Corporation	First lien senior secured loan	8.45%	SOFR (M)	3.50%		12/2026		13,198.8	13,059.1	13,109.2	(2)(7)
Catalent Pharma Solutions, Inc.	First lien senior secured loan	7.92%	SOFR (M)	3.00%		02/2028		7,960.0	7,911.4	7,960.0	(2)(5)(7)(12)
Curia Global, INC.	First lien senior secured loan	9.10%	SOFR (Q)	3.75%		08/2026		19,383.1	18,498.6	18,395.8	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Curium BidCo S.a r.l.	First lien senior secured loan	8.60%	SOFR (Q)	4.00%		07/2029		8,856.6	8,848.2	8,875.0	(2)(5)
Da Vinci Purchaser Corp.	First lien senior secured loan	8.35%	SOFR (M)	3.50%		01/2027		34,798.3	34,802.6	34,776.7	(2)(7)
Grifols Worldwide Operations USA, Inc.	First lien senior secured loan	7.40%	SOFR (Q)	2.00%		11/2027		10,917.7	10,702.0	10,595.3	(2)(5)
Packaging Coordinators Midco, Inc.	First lien senior secured loan	8.10%	SOFR (M)	3.25%		11/2027		32,207.0	32,195.3	32,176.7	(2)(7)
Precision Medicine Group, LLC	First lien senior secured loan	7.70%	SOFR (Q)	3.00%		11/2027		11,407.3	11,351.5	11,339.6	(2)(7)
Solar Bidco Limited (10)	First lien senior secured loan	9.10%	Euribor (Q)	5.75%		11/2029		3,970.5	3,574.3	3,859.7	(2)(5)(7)(12)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (10)	First lien senior secured loan	11.48%	SOFR (Q)	6.25%		11/2030		4,425.4	4,328.6	4,425.4	(2)(7)(12)
	Limited partnership interests				11/2023		731,000		731.6	720.4	(2)(12)
									5,060.2	5,145.8

									176,101.7	177,517.1		3.85%
Automobiles and Components
Clarios Global LP	First lien senior secured loan	7.35%	SOFR (M)	2.50%		05/2030		8,143.0	8,124.9	8,134.6	(2)
Collision SP Subco, LLC (10)	First lien senior secured revolving loan	10.75%	SOFR (Q)	5.50%		01/2030		52.9	46.5	52.9	(2)(7)(12)
	First lien senior secured loan	10.69%	SOFR (Q)	5.50%		01/2030		4,211.4	4,129.8	4,211.4	(2)(7)(12)
									4,176.3	4,264.3
Dynamo US Bidco Inc.	First lien senior secured loan	8.60%	SOFR (Q)	4.00%		09/2031		9,000.0	8,955.0	9,000.0	(5)(12)
LTI Holdings, Inc.	First lien senior secured loan	9.60%	SOFR (M)	4.75%		07/2029		16,771.4	16,528.5	16,483.1	(2)
New ChurcHill HoldCo LLC and Victory Topco, LP (10)	First lien senior secured loan	10.11%	SOFR (Q)	5.50%		11/2029		18,973.7	18,626.2	18,973.7	(2)(7)(12)
	Class A-2 common units				11/2023		23,290		2,329.0	3,744.3	(2)(12)
									20,955.2	22,718.0
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC (10)	First lien senior secured revolving loan	10.85%	SOFR (Q)	5.75%		02/2030		37.7	—	37.7	(2)(7)(12)
	First lien senior secured loan	10.86%	SOFR (Q)	5.75%		02/2031		34,658.5	33,949.1	34,658.5	(2)(7)(12)
	Class A common units				02/2024		1,072		2,636.0	2,656.4	(12)
									36,585.1	37,352.6
Wand Newco 3, Inc.	First lien senior secured loan	8.01%	SOFR (Q)	3.25%		01/2031		47,133.6	47,110.8	47,053.4	(2)

									142,435.8	145,006.0		3.14%
Consumer Durables and Apparel
Lakeshore Learning Materials, LLC	First lien senior secured loan	8.46%	SOFR (M)	3.50%		09/2028		1,496.2	1,499.8	1,496.5	(2)(7)
Recess Holdings, Inc.	First lien senior secured loan	9.75%	SOFR (Q)	4.50%		02/2030		20,951.5	20,980.7	21,009.1	(2)(7)
St Athena Global LLC and St Athena Global Holdings Limited (10)	First lien senior secured loan	10.43%	SOFR (Q)	5.25%		06/2030		31,968.4	31,518.5	31,488.9	(2)(5)(7)(12)
	First lien senior secured loan	10.20%	SONIA (M)	5.25%		06/2030		19,594.5	18,223.6	19,300.6	(2)(5)(7)(12)
									49,742.1	50,789.5
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	First lien senior secured loan	8.82%	SOFR (Q)	3.75%		08/2031		65,448.4	65,132.0	64,971.3	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									137,354.6	138,266.4		3.00%
Technology Hardware and Equipment
ConnectWise, LLC	First lien senior secured loan	8.37%	SOFR (Q)	3.50%		09/2028		34,416.1	34,368.7	34,330.1	(7)
Emerald Debt Merger Sub LLC	First lien senior secured loan	7.56%	SOFR (Q)	2.50%		05/2030		19,335.1	19,314.3	19,286.7	(2)
	First lien senior secured loan	7.56%	SOFR (Q)	2.50%		08/2031		13,545.0	13,511.7	13,508.7	(2)
									32,826.0	32,795.4
Excelitas Technologies Corp. (10)	First lien senior secured loan	9.85%	SOFR (Q)	5.25%		08/2029		32,500.0	32,500.0	32,500.0	(2)(7)(12)
Mirion Technologies, Inc.	First lien senior secured loan	6.85%	SOFR (Q)	2.25%		10/2028		3,149.7	3,151.6	3,143.8	(2)(5)(7)

									102,846.3	102,769.3		2.23%
Telecommunication Services
Delta Topco, Inc.	First lien senior secured loan	8.20%	SOFR (Q)	3.50%		11/2029		22,942.3	22,934.3	22,884.9	(2)
Iridium Communications Inc	First lien senior secured loan	7.10%	SOFR (M)	2.25%		09/2030		7,766.1	7,715.6	7,619.2	(2)(5)(7)
Switch Master Holdco LLC	Private asset backed investment	7.84%	SOFR (S)	2.50%		12/2025		20,052.0	20,052.0	20,052.0	(12)
	Private asset backed investment	8.10%	SOFR (M)	3.00%		12/2025		14,357.8	13,825.7	13,711.7	(2)(12)
									33,877.7	33,763.7
Zayo Group Holdings, Inc.	First lien senior secured loan	7.96%	SOFR (M)	3.00%		03/2027		30,285.5	27,103.8	27,616.7	(2)

									91,631.4	91,884.5		1.99%
Consumer Staples Distribution and Retail
BGI Purchaser, Inc. (10)	First lien senior secured revolving loan	9.06%	SOFR (Q)	4.00%		05/2030		11,109.8	10,952.5	10,943.2	(2)(7)(12)
	First lien senior secured loan	10.06%	SOFR (Q)	5.00%		05/2031		34,440.5	33,948.8	33,923.9	(2)(7)(12)
									44,901.3	44,867.1
BR PJK Produce, LLC (10)	First lien senior secured loan	11.62%	SOFR (Q)	6.25%		11/2027		1,704.9	1,662.0	1,704.9	(2)(7)(12)
City Line Distributors LLC and City Line Investments LLC (10)	First lien senior secured loan	11.04%	SOFR (M)	6.00%		08/2028		2,774.2	2,719.4	2,774.2	(2)(7)(12)
	Class A units	8.00% PIK			08/2023		120,151		129.2	129.2	(2)(12)
									2,848.6	2,903.4
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (10)	First lien senior secured revolving loan					05/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	11.46%	SOFR (M)	6.25%		05/2029		9,355.3	9,141.1	9,355.3	(2)(7)(12)
	Class B limited liability company interest				05/2023		0.04%		100.0	82.3	(2)(12)
									9,241.1	9,437.6
Royal Borrower, LLC and Royal Parent, LP (10)	First lien senior secured revolving loan					07/2030		—	—	—	(2)(8)(12)
	First lien senior secured loan	10.45%	SOFR (M)	5.25%		07/2030		18,651.7	18,383.6	18,371.9	(2)(7)(12)
	Class A preferred units	10.00% PIK			07/2024		2,124,000		2,176.8	2,124.0	(12)
									20,560.4	20,495.9
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (10)(11)	First lien senior secured revolving loan					01/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	10.50%	SOFR (S)	6.25%		01/2029		7,713.4	7,547.7	7,636.3	(2)(7)(12)
	Common units				01/2023		50,000		50.3	28.9	(12)
									7,598.0	7,665.2

									86,811.4	87,074.1		1.89%
Food and Beverage
8th Avenue Food & Provisions, Inc.	First lien senior secured loan	8.71%	SOFR (M)	3.75%		10/2025		11,865.5	11,596.6	11,467.6	(2)
	First lien senior secured loan	9.71%	SOFR (M)	4.75%		10/2025		2,792.8	2,672.7	2,702.0	(7)
									14,269.3	14,169.6
Chobani, LLC	First lien senior secured loan	8.21%	SOFR (M)	3.25%		10/2027		10,663.5	10,677.9	10,682.1	(2)(7)
	First lien senior secured loan	8.60%	SOFR (M)	3.75%		10/2027		7,249.6	7,227.6	7,266.0	(2)
									17,905.5	17,948.1
Demakes Borrower, LLC (10)	First lien senior secured loan	11.55%	SOFR (Q)	6.25%		12/2029		11,648.8	11,395.7	11,648.8	(2)(7)(12)
Sugar PPC Buyer LLC (10)	First lien senior secured loan	10.37%	SOFR (M)	5.25%		10/2030		24,875.0	24,441.8	24,875.0	(2)(7)(12)

									68,012.3	68,641.5		1.49%
Real Estate Management and Development
OPH NEP Investment, LLC (4)	Senior subordinated loan	10.00% (7.00% PIK)				05/2032		32,493.8	30,162.4	31,681.5	(2)(12)
	Class B common units				05/2024		7		1,669.5	2,064.3	(12)
									31,831.9	33,745.8
Pallas Funding Trust No.2 (10)	Private asset backed investment	7.05%	BBSY (M)	2.75%		02/2027		2,931.6	2,746.3	2,931.8	(5)(12)
	Private asset backed investment	12.15%	BBSY (M)	7.85%		02/2027		1,175.9	1,104.1	1,176.1	(5)(12)
	Private asset backed investment	10.80%	BBSY (S)	6.50%		02/2027		2,131.7	2,000.8	2,131.9	(5)(12)
									5,851.2	6,239.8
Pallas NZ Funding Trust No. 1	Private asset backed investment	11.49%	BBSY (M)	6.15%		07/2026		1,169.0	1,108.7	1,163.2	(5)(12)
Quintain Investments Holdings Limited (10)(11)	Private asset backed investment	11.00%			08/2024	08/2031	19,338,758		25,198.4	25,870.4	(5)(12)
	Private asset backed investment				08/2024		54,289		—	—	(5)(12)
									25,198.4	25,870.4

									63,990.2	67,019.2		1.45%
Power Generation
Alpha Generation LLC	First lien senior secured loan	7.60%	SOFR (M)	2.75%		09/2031		15,000.0	14,962.5	14,997.3
EFS Cogen Holdings I LLC	First lien senior secured loan	9.10%	SOFR (Q)	3.50%		10/2027		10,122.7	10,098.4	10,124.8	(2)(7)
Hamilton Projects Acquiror, LLC	First lien senior secured loan	8.60%	SOFR (M)	3.75%		05/2031		4,987.5	4,975.6	5,017.4	(2)(7)
South Field, LLC	First lien senior secured loan	8.35%	SOFR (Q)	3.75%		08/2031		10,000.0	9,980.3	10,033.3	(2)
Thunder Generation	First lien senior secured loan	7.61%	SOFR (Q)	3.00%		10/2031		16,800.0	16,721.0	16,779.0	(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Watt Holdco Limited (10)	First lien senior secured loan	10.95%	SONIA (Q)	6.00%		09/2031		1,469.6	1,421.7	1,474.5	(2)(5)(7)(12)
	First lien senior secured loan	9.43%	Euribor (Q)	6.00%		09/2031		2,983.8	2,886.4	2,993.7	(2)(5)(7)(12)
									4,308.1	4,468.2

									61,045.9	61,420.0		1.33%
Energy
CPPIB OVM Member U.S. LLC	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		08/2031		11,242.0	11,194.8	11,237.3	(2)
HighPeak Energy, Inc.	First lien senior secured loan	12.25%	SOFR (Q)	7.50%		09/2026		23,125.0	22,746.3	23,125.0	(2)(5)(7)(12)
M6 Etx Holdings II Midco LLC (10)	First lien senior secured loan	9.45%	SOFR (M)	4.50%		09/2029		7,051.4	7,057.5	7,039.7	(2)(7)
Prairie ECI Acquiror LP	First lien senior secured loan	9.60%	SOFR (M)	4.75%		08/2029		11,016.1	10,994.5	10,988.5	(2)
TransMontaigne Operating Company L.P.	First lien senior secured loan	8.46%	SOFR (M)	3.50%		11/2028		6,964.2	6,932.8	6,966.7	(2)(7)

									58,925.9	59,357.2		1.29%
Household and Personal Products
Silk Holdings III Corp. and Silk Holdings I Corp. (10)	First lien senior secured revolving loan	9.26%	SOFR (S)	4.00%		05/2029		3,300.3	3,238.8	3,300.3	(2)(7)(12)
	First lien senior secured loan	10.76%	SOFR (S)	5.50%		05/2029		38,848.9	38,062.2	38,849.0	(2)(7)(12)
	Common stock				05/2023		100		100.0	270.9	(2)(12)
									41,401.0	42,420.2

									41,401.0	42,420.2		0.92%
Equity Real Estate Investment Trusts (REITs)
Iron Mountain Information Management, LLC	First lien senior secured loan	6.85%	SOFR (M)	2.00%		01/2031		11,230.5	11,189.0	11,146.3	(2)(5)
Vantage Data Centers Europe S.a r.l. (10)	Private asset backed investment	10.13%	Euribor (M)	6.75%		05/2029		1,690.4	1,595.1	1,611.8	(5)(12)

									12,784.1	12,758.1		0.28%
Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc.	First lien senior secured loan	8.35%	SOFR (M)	3.50%		02/2028		5,929.1	5,929.4	5,943.9	(2)(5)

									5,929.4	5,943.9		0.13%

Total Investments									$7,268,364.9	$7,316,022.9	(14)	158.67%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$60,284		£47,367	Canadian Imperial Bank of Commerce	August 16, 2027	$(1,225)
Foreign currency forward contract	$41,019	CAD	55,062	Canadian Imperial Bank of Commerce	November 16, 2026	(176)
Foreign currency forward contract	$39,996		£31,468	Canadian Imperial Bank of Commerce	June 11, 2027	(888)
Foreign currency forward contract	$37,777		£30,369	Wells Fargo Bank, N.A.	August 21, 2026	(1,277)
Foreign currency forward contract	$16,084		€14,761	Wells Fargo Bank, N.A.	October 25, 2024	(184)
Foreign currency forward contract	$12,330	AUD	19,036	Wells Fargo Bank, N.A.	November 17, 2026	(387)
Foreign currency forward contract	$11,407		€10,143	Wells Fargo Bank, N.A.	March 30, 2027	(177)
Foreign currency forward contract	$11,370		£9,005	Canadian Imperial Bank of Commerce	March 31, 2026	(303)
Foreign currency forward contract	$10,169	AUD	15,394	Canadian Imperial Bank of Commerce	October 18, 2024	(235)
Foreign currency forward contract	$9,007	CAD	12,123	Canadian Imperial Bank of Commerce	June 11, 2027	(70)
Foreign currency forward contract	$8,433		£6,695	Canadian Imperial Bank of Commerce	August 21, 2026	(229)
Foreign currency forward contract	$5,448		€4,911	Canadian Imperial Bank of Commerce	March 26, 2026	(66)
Foreign currency forward contract	$5,004	NOK	54,034	Canadian Imperial Bank of Commerce	March 31, 2026	(56)
Foreign currency forward contract	$3,966		£3,090	Wells Fargo Bank, N.A.	October 25, 2024	(83)
Foreign currency forward contract	$3,440		€3,057	Canadian Imperial Bank of Commerce	May 22, 2026	(21)
Foreign currency forward contract	$2,640	AUD	3,991	Canadian Imperial Bank of Commerce	February 18, 2026	(60)
Foreign currency forward contract	$2,303	NZD	3,773	Canadian Imperial Bank of Commerce	July 17, 2026	(47)
Foreign currency forward contract	$2,035	CAD	2,782	Wells Fargo Bank, N.A.	November 16, 2026	(28)
Foreign currency forward contract	$1,944		€1,716	Canadian Imperial Bank of Commerce	March 30, 2027	(16)
Foreign currency forward contract	$1,747		£1,440	Wells Fargo Bank, N.A.	March 31, 2026	(84)
Foreign currency forward contract	$1,167		£960	Wells Fargo Bank, N.A.	March 31, 2025	(58)
Foreign currency forward contract	$966		€880	Canadian Imperial Bank of Commerce	March 26, 2025	(10)
Foreign currency forward contract	$322		€296	Canadian Imperial Bank of Commerce	October 25, 2024	(4)
Foreign currency forward contract	$130		€116	Canadian Imperial Bank of Commerce	March 31, 2026	—
Foreign currency forward contract	$85		€77	Canadian Imperial Bank of Commerce	December 27, 2024	—
Foreign currency forward contract	$82		€74	Canadian Imperial Bank of Commerce	March 31, 2025	—
Foreign currency forward contract	$81		€72	Canadian Imperial Bank of Commerce	September 30, 2025	—
Foreign currency forward contract	$80		€72	Canadian Imperial Bank of Commerce	June 30, 2025	—
Foreign currency forward contract	$79		€70	Canadian Imperial Bank of Commerce	December 29, 2025	—
Foreign currency forward contract	$68	NZD	110	Canadian Imperial Bank of Commerce	January 17, 2025	(1)
Foreign currency forward contract	$67	NZD	109	Canadian Imperial Bank of Commerce	October 17, 2024	(1)
Foreign currency forward contract	$64	NZD	104	Canadian Imperial Bank of Commerce	April 17, 2025	(1)
Foreign currency forward contract	$63	NZD	102	Canadian Imperial Bank of Commerce	July 17, 2025	(1)
Foreign currency forward contract	$58	NZD	95	Canadian Imperial Bank of Commerce	October 17, 2025	(1)
Foreign currency forward contract	$57	NZD	93	Canadian Imperial Bank of Commerce	January 20, 2026	(1)
Foreign currency forward contract	$56	NZD	92	Canadian Imperial Bank of Commerce	April 17, 2026	(1)
Total						$(5,691)
Interest rate swap

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.208%	Wells Fargo Bank, N.A.	08/15/2029	$700,000	$25,436	$—	$25,436
Total						$700,000	$25,436	$—	$25,436
________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of September 30, 2024 represented 159% of the Fund’s net assets or 95% of the Fund’s total assets, may be subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Fund is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2024 in which the issuer was an Affiliated Person of the Fund (but not a portfolio company that the Fund is deemed to Control) are as follows:

For the Nine Months Ended September 30, 2024									As of September 30, 2024
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	$47,659.7	$—	$—	$677.1	$—	$18.8	$—	$(50.0)	$47,626.8
OPH NEP Investment, LLC	30,771.7	—	—	1,460.0	—	—	—	1,913.9	33,745.8
	$78,431.4	$—	$—	$2,137.1	$—	$18.8	$—	$1,863.9	$81,372.6

(5)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 20% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of September 30, 2024.

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

(8)As of September 30, 2024, no amounts were funded by the Fund under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(9)As of September 30, 2024, in addition to the amounts funded by the Fund under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(10)As of September 30, 2024, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
3 Step Sports LLC	$13,584.9	$—	$13,584.9	$—	$—	$13,584.9
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	1,203.7	—	1,203.7	—	—	1,203.7
Actfy Buyer, Inc.	15,000.0	—	15,000.0	—	—	15,000.0
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
ADMA Biologics Inc.	1.0	(0.6)	0.4	—	—	0.4
Aduro Advisors, LLC	16,461.7	—	16,461.7	—	—	16,461.7
AI Titan Parent, Inc.	17,304.7	—	17,304.7	—	—	17,304.7
Airx Climate Solutions, Inc.	16,585.8	—	16,585.8	—	—	16,585.8
Alcami Corporation	547.9	—	547.9	—	—	547.9
Aldinger Company Inc	6,664.7	—	6,664.7	—	—	6,664.7
Amerivet Partners Management, Inc. and AVE Holdings LP	3,393.9	—	3,393.9	—	—	3,393.9
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Amethyst Radiotherapy Group B.V.	2,226.7	—	2,226.7	—	—	2,226.7
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	47,510.1	(979.0)	46,531.1	—	—	46,531.1
Aptean, Inc. and Aptean Acquiror Inc.	8,447.1	—	8,447.1	—	—	8,447.1
Artifact Bidco, Inc.	10,426.1	—	10,426.1	—	—	10,426.1
Artivion, Inc.	18,115.7	(1,983.0)	16,132.7	—	—	16,132.7
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	—	3,440.4	—	—	3,440.4
Bamboo US BidCo LLC	3,640.5	(0.7)	3,639.8	—	—	3,639.8
BGI Purchaser, Inc.	33,329.5	(11,109.8)	22,219.7	—	—	22,219.7
BGIF IV Fearless Utility Services, Inc.	22,688.7	(641.5)	22,047.2	—	—	22,047.2
Bizzdesign Holding BV	1,113.4	—	1,113.4	—	—	1,113.4
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
BR PJK Produce, LLC	1,453.9	—	1,453.9	—	—	1,453.9
BradyPlus Holdings, LLC	921.2	—	921.2	—	—	921.2
Broadcast Music, Inc.	5,384.6	—	5,384.6	—	—	5,384.6
Celnor Group Limited	228.0	—	228.0	—	—	228.0
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	4,310.3	—	4,310.3	—	—	4,310.3
Chillaton Bidco Limited	4,179.1	—	4,179.1	—	—	4,179.1
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Cliffwater LLC	1,470.6	—	1,470.6	—	—	1,470.6
Collision SP Subco, LLC	1,775.4	(52.9)	1,722.5	—	—	1,722.5
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc.	2,586.2	(336.8)	2,249.4	—	—	2,249.4
Demakes Borrower, LLC	3,292.7	—	3,292.7	—	—	3,292.7
Diligent Corporation	12,896.5	(53.5)	12,843.0	—	—	12,843.0
Dorado Bidco, Inc.	7,519.8	—	7,519.8	—	—	7,519.8
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	25,225.6	—	25,225.6	—	—	25,225.6
DP Flores Holdings, LLC	22,210.7	—	22,210.7	—	—	22,210.7
DriveCentric Holdings, LLC	2,346.3	—	2,346.3	—	—	2,346.3
Drogon Bidco Inc. & Drogon Aggregator LP	22,779.3	—	22,779.3	—	—	22,779.3
Duraserv LLC	12,015.9	—	12,015.9	—	—	12,015.9
Echo Purchaser, Inc.	8,750.0	(159.1)	8,590.9	—	—	8,590.9
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	30,382.5	—	30,382.5	—	—	30,382.5
Edmunds Govtech, Inc.	4,224.4	(301.4)	3,923.0	—	—	3,923.0
Empower Payments Investor, LLC	2,674.4	—	2,674.4	—	—	2,674.4
Envisage Management Ltd	329.7	—	329.7	—	—	329.7
Epicor Software Corporation	3,556.0	—	3,556.0	—	—	3,556.0
Eternal Aus Bidco Pty Ltd	1,311.6	—	1,311.6	—	—	1,311.6
Excel Fitness Consolidator LLC	2,002.4	—	2,002.4	—	—	2,002.4
Excelitas Technologies Corp.	32,500.0	—	32,500.0	—	—	32,500.0
Fever Labs, Inc.	20,625.7	(6,283.5)	14,342.2	—	—	14,342.2
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	2,349.6	—	2,349.6	—	—	2,349.6
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	24,010.9	(1,907.9)	22,103.0	—	—	22,103.0
Flint OpCo, LLC	5,191.2	—	5,191.2	—	—	5,191.2
FlyWheel Acquireco, Inc.	1,607.1	(1,071.4)	535.7	—	—	535.7
GC Waves Holdings, Inc.	9,645.5	—	9,645.5	—	—	9,645.5
Generator Buyer, Inc.	2,715.6	—	2,715.6	—	—	2,715.6
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	8,740.3	—	8,740.3	—	—	8,740.3
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	3,427.0	—	3,427.0	—	—	3,427.0
GSV Purchaser, Inc.	30,943.0	—	30,943.0	—	—	30,943.0
GTCR Everest Borrower, LLC	1,659.6	—	1,659.6	—	—	1,659.6
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
GTCR F Buyer Corp. and GTCR (D) Investors LP	3,487.5	—	3,487.5	—	—	3,487.5
Guidepoint Security Holdings, LLC	2,659.5	—	2,659.5	—	—	2,659.5
Hakken Midco B.V.	873.6	—	873.6	—	—	873.6
Harbourvest Global Private Equity Limited	65,000.0	(26,000.0)	39,000.0	—	—	39,000.0
Helios Service Partners, LLC and Astra Service Partners, LLC	4,737.6	(0.2)	4,737.4	—	—	4,737.4
Higginbotham Insurance Agency, Inc.	3,812.7	—	3,812.7	—	—	3,812.7
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	1,826.1	(0.6)	1,825.5	—	—	1,825.5
HP RSS Buyer, Inc.	5,359.3	—	5,359.3	—	—	5,359.3
HPCC Parent, Inc. and Patriot Container Corp.	6,155.1	—	6,155.1	—	—	6,155.1
HuFriedy Group Acquisition LLC	15,983.6	—	15,983.6	—	—	15,983.6
Hyland Software, Inc.	1,102.9	(58.8)	1,044.1	—	—	1,044.1
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
IGEA Bidco S.P.A	5,213.3	—	5,213.3	—	—	5,213.3
Indigo Acquisition B.V.	1,215.2	—	1,215.2	—	—	1,215.2
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	4,614.6	(68.2)	4,546.4	—	—	4,546.4
Internet Truckstop Group LLC	1,990.0	—	1,990.0	—	—	1,990.0
Keystone Agency Partners LLC	9,242.4	—	9,242.4	—	—	9,242.4
Kings Buyer, LLC	1,529.3	(611.7)	917.6	—	—	917.6
KPS Global LLC and Cool Group LLC	3,073.6	—	3,073.6	—	—	3,073.6
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	14,513.1	—	14,513.1	—	—	14,513.1
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	4,803.5	(486.2)	4,317.3	—	—	4,317.3
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
Lightbeam Bidco, Inc.	2,150.8	(0.3)	2,150.5	—	—	2,150.5
Mai Capital Management Intermediate LLC	5,973.5	—	5,973.5	—	—	5,973.5
Meyer Laboratory, LLC and Meyer Parent, LLC	5,027.9	—	5,027.9	—	—	5,027.9
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,526.3	(139.4)	5,386.9	—	—	5,386.9
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc.	8,736.3	—	8,736.3	—	—	8,736.3
Netsmart, Inc. and Netsmart Technologies, Inc.	22,120.1	—	22,120.1	—	—	22,120.1
New ChurcHill HoldCo LLC and Victory Topco, LP	13,570.0	—	13,570.0	—	—	13,570.0
Next Holdco, LLC	1,697.6	—	1,697.6	—	—	1,697.6
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	8,375.0	(252.5)	8,122.5	—	—	8,122.5
North Haven Stack Buyer, LLC	5.8	—	5.8	—	—	5.8
North Star Acquisitionco, LLC and Toucan Bidco Limited	4,956.6	(363.9)	4,592.7	—	—	4,592.7
Northwinds Holding, Inc. and Northwinds Services Group LLC	11,270.2	—	11,270.2	—	—	11,270.2
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	5,437.5	(419.6)	5,017.9	—	—	5,017.9
Orange Barrel Media, LLC/IKE Smart City, LLC	2,058.4	—	2,058.4	—	—	2,058.4
Pallas Funding Trust No.2	609.8	—	609.8	—	—	609.8
Pallas NZ Funding Trust No. 1	1,169.0	(1,169.0)	—	—	—	—
Paragon 28, Inc. and Paragon Advanced Technologies, Inc.	7,072.4	(0.5)	7,071.9	—	—	7,071.9
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	3,417.1	(299.6)	3,117.5	—	—	3,117.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	4,266.7	—	4,266.7	—	—	4,266.7
PCS MidCo, Inc. and PCS Parent, L.P.	4,411.4	(238.6)	4,172.8	—	—	4,172.8
PestCo Holdings, LLC and PestCo, LLC	993.0	—	993.0	—	—	993.0
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc.	7,139.2	—	7,139.2	—	—	7,139.2
Premiere Buyer, LLC	7,905.4	—	7,905.4	—	—	7,905.4
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	2.0	(1.8)	0.2	—	—	0.2
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
PSC Parent, Inc.	17,758.5	(4,827.1)	12,931.4	—	—	12,931.4
PYE-Barker Fire & Safety, LLC	52,758.3	(1,085.7)	51,672.6	—	—	51,672.6
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	23,222.7	—	23,222.7	—	—	23,222.7
Reagent Chemical & Research, LLC	8,783.8	—	8,783.8	—	—	8,783.8
Royal Borrower, LLC and Royal Parent, LP	14,506.8	(282.5)	14,224.3	—	—	14,224.3
Sapphire Software Buyer, Inc.	6,818.3	—	6,818.3	—	—	6,818.3
Severin Acquisition, LLC	38,323.2	—	38,323.2	—	—	38,323.2
SIG Parent Holdings, LLC	17,428.3	—	17,428.3	—	—	17,428.3
Silk Holdings III Corp. and Silk Holdings I Corp.	5,940.6	(3,300.3)	2,640.3	—	—	2,640.3
Solar Bidco Limited	1,112.9	—	1,112.9	—	—	1,112.9
Spark Purchaser, Inc.	2,702.7	—	2,702.7	—	—	2,702.7
St Athena Global LLC and St Athena Global Holdings Limited	6,179.9	—	6,179.9	—	—	6,179.9
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	2,435.5	—	2,435.5	—	—	2,435.5
Sugar PPC Buyer LLC	5,314.4	—	5,314.4	—	—	5,314.4
Sunbit Receivables Trust IV	2,700.0	(1,620.0)	1,080.0	—	—	1,080.0
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	38,101.9	—	38,101.9	—	—	38,101.9
Superman Holdings, LLC	18,589.5	—	18,589.5	—	—	18,589.5
SV Newco 2, Inc.	16,259.6	—	16,259.6	—	—	16,259.6
The Hiller Companies, LLC	9,598.3	—	9,598.3	—	—	9,598.3
Transit Technologies LLC	6,332.0	—	6,332.0	—	—	6,332.0
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC	7,531.4	(37.7)	7,493.7	—	—	7,493.7
Truist Insurance Holdings, LLC	4,792.2	(203.9)	4,588.3	—	—	4,588.3
TSS Buyer, LLC	1,985.1	—	1,985.1	—	—	1,985.1
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4,245.3	(283.0)	3,962.3	—	—	3,962.3
UP Intermediate II LLC and UPBW Blocker LLC	2,210.2	(954.8)	1,255.4	—	—	1,255.4
Vantage Data Centers Europe S.a r.l.	2,239.8	—	2,239.8	—	—	2,239.8
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	3,115.9	(422.0)	2,693.9	—	—	2,693.9
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	18,651.0	—	18,651.0	—	—	18,651.0
Vobev, LLC and Vobev Holdings, LLC	183.9	(0.8)	183.1	—	—	183.1
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	26,174.6	(7,039.3)	19,135.3	—	—	19,135.3
Watt Holdco Limited	652.4	—	652.4	—	—	652.4
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	194.6	—	194.6	—	—	194.6
Wellington Bidco Inc. and Wellington TopCo LP	18,826.7	(1,189.7)	17,637.0	—	—	17,637.0
Wellington-Altus Financial Inc.	1,186.4	—	1,186.4	—	—	1,186.4
World Insurance Associates, LLC and World Associates Holdings, LLC	16,743.4	—	16,743.4	—	—	16,743.4
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	847.5	(56.8)	790.7	—	—	790.7
WRE Sports Investments LLC	9,276.0	—	9,276.0	—	—	9,276.0
Zinc Buyer Corporation	27,840.1	(510.7)	27,329.4	—	—	27,329.4
	$1,305,560.7	$(76,806.8)	$1,228,753.9	$—	$—	$1,228,753.9
(11)As of September 30, 2024, the Fund was party to agreements to fund equity investment commitments as follows:
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Constellation Wealth Capital Fund, L.P.	$3,693.2	$(1,935.7)	$1,757.5	$—	$1,757.5
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	213.5	—	213.5	—	213.5
GTCR F Buyer Corp. and GTCR (D) Investors LP	25.9	—	25.9	—	25.9
Linden Structured Capital Fund II-A LP	2,572.9	(1,292.1)	1,280.8	—	1,280.8
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	12.8	—	12.8	—	12.8
Quintain Investments Holdings Limited	22,041.2	—	22,041.2	—	22,041.2
Tikehau Ruby CLO Equity LP	247.5	—	247.5	—	247.5
Tikehau Topaz LP	977.0	—	977.0	—	977.0
Wellington-Altus Financial Inc.	3,277.1	—	3,277.1	—	3,277.1
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
	$33,066.7	$(3,227.8)	$29,838.9	$—	$29,838.9

(12)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 for more information regarding the fair value of the Fund’s investments.

(13)Loan was on non-accrual status as of September 30, 2024.

(14)As of September 30, 2024, the estimated net unrealized gain for federal tax purposes was $50.8 million based on a tax cost basis of $7.3 billion. As of September 30, 2024, the estimated aggregate gross unrealized gain for federal income tax purposes was $71.2 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $20.4 million.

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

(6)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 for more information regarding the fair value of the Fund’s investments.

(7)As of December 31, 2023, the estimated net unrealized gain for federal tax purposes was $20.8 million based on a tax cost basis of $2.6 billion. As of December 31, 2023, the estimated aggregate gross unrealized gain for federal income tax purposes was $24.3 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $3.5 million.

(8)As of December 31, 2023, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operations:
Net investment income	$97,223	$20,878	$209,574	$35,768
Net realized gains	3,840	2,247	12,050	4,201
Net unrealized (losses) gains	(2,528)	4,395	26,400	7,230
Net increase in net assets resulting from operations	98,535	27,520	248,024	47,199
Distributions to shareholders:
Distributed earnings - Class I	(80,548)	(15,222)	(180,449)	(15,222)
Distributed earnings - Class S	(14,085)	(1,348)	(34,183)	(1,348)
Distributed earnings - Class D	(3,338)	(362)	(6,664)	(362)
Net decrease in net assets from distributions	(97,971)	(16,932)	(221,296)	(16,932)
Share transactions:
Class I:
Proceeds from shares sold	843,258	664,218	2,242,628	910,682
Share transfers between classes	843	—	843	—
Distributions reinvested	17,373	1,394	42,596	1,394
Repurchased shares, net of early repurchase deduction	(1,586)	—	(11,836)	—
Net increase in net assets from share transactions	859,888	665,612	2,274,231	912,076
Class S:
Proceeds from shares sold	92,662	137,604	389,045	137,604
Share transfers between classes	(2,541)	—	(3,196)	—
Distributions reinvested	3,183	11	6,363	11
Repurchased shares, net of early repurchase deduction	(2,037)	—	(2,295)	—
Net increase in net assets from share transactions	91,267	137,615	389,917	137,615
Class D:
Proceeds from shares sold	121,218	31,848	154,936	31,848
Share transfers between classes	1,698	—	2,353	—
Distributions reinvested	608	48	1,189	48
Net increase in net assets from share transactions	123,524	31,896	158,478	31,896
Total increase in net assets	1,075,243	845,711	2,849,354	1,111,854
Net assets, beginning of period	3,535,503	414,241	1,761,392	148,098
Net assets, end of period	$4,610,746	$1,259,952	$4,610,746	$1,259,952

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$248,024	$47,199
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments and foreign currency transactions	(12,050)	(4,201)
Net unrealized gains on investments and foreign currency transactions	(26,400)	(7,230)
Net gains on interest rate swap accounted for as hedge instrument and the related hedged item	(242)	—
Net accretion of investments	(10,851)	(2,179)
PIK interest	(12,462)	(895)
PIK dividends	(2,776)	(101)
Amortization of debt issuance costs	4,525	1,161
Accretion of discount on notes payable	262	—
Amortization of offering costs	3,361	2,412
Purchases of investments	(5,916,801)	(1,860,811)
Proceeds from repayments or sales of investments	1,704,640	429,680
Changes in operating assets and liabilities:
Interest receivable	(36,253)	(7,522)
Other assets	(5,202)	(15,746)
Base management fee payable	7,321	1,288
Income based fee payable	7,970	1,730
Capital gains incentive fee payable	4,750	1,397
Interest and facility fees payable	18,118	1,328
Accounts payable and other liabilities	39,009	8,915
Net cash used in operating activities	(3,985,057)	(1,403,575)
FINANCING ACTIVITIES:
Borrowings on debt	3,665,832	709,433
Repayments of debt	(2,240,190)	(365,100)
Debt issuance costs	(25,758)	(6,482)
Net proceeds from issuance of common shares	2,786,609	1,080,133
Repurchased shares, net of early repurchase deduction	(14,131)	—
Distributions to shareholders	(149,029)	(6,154)
Net cash provided by financing activities	4,023,333	1,411,830
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	38,276	8,255
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	57,972	113,417
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$96,248	$121,672
Supplemental Information:
Interest paid during the period	$71,040	$10,131
Distributions declared and payable during the period	$221,296	$16,932

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024
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

The Fund publicly offers on a continuous basis up to $7.5 billion of its common shares, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities and

Exchange Commission (the “SEC”). On April 17, 2023, the Fund was granted an exemptive relief order from the SEC that permits the Fund to offer to sell any combination of three classes of Common Shares, with a dollar value up to the maximum offering amount of $7.5 billion of its Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, the Fund only offered and sold Class I shares and did not offer any Class S or Class D shares. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase. The Offering is a “best efforts” offering, which means that Ares Wealth Management Solutions, LLC (“AWMS”), the intermediary manager for the Offering and an affiliate of the Fund’s investment adviser, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares. The Fund also engages in offerings of its unregistered Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value.

Restricted cash primarily relates to cash held as collateral for interest rate swap.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statement of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$57,518	$57,972
Restricted cash	38,730	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$96,248	$57,972

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

Collateralized loan obligation (“CLO”) equity investments recognize interest income by utilizing an effective interest methodology based upon an effective yield to maturity utilizing projected cash flows, as required by ASC 325-40,
Beneficial Interest in Securitized Financial Assets.

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

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt instrument using the straight line method or the effective yield method, depending on the type of debt instrument.

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

The base management fee, income based fee and capital gains incentive fee for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Base management fee	$13,300	$3,065	$29,803	$4,763
Income based fee	$12,576	$2,203	$27,494	$3,016
Capital gains incentive fee(1)	$164	$830	$4,806	$1,397
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three and nine months ended September 30, 2024 and 2023. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $7,912 as of September 30, 2024. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of September 30, 2024, the Fund has paid capital gains incentive fee since inception totaling $56. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and nine months ended September 30, 2024, the Fund incurred $1,545 and $4,392, respectively, and $769 and $2,205, respectively, in the comparable periods in 2023, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement, all of which have been supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

The shareholder servicing and/or distribution fees that were attributable to Class S shares and D shares for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Class S	$1,412	$143	$3,391	$143
Class D	$92	$11	$182	$11

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

The Fund’s investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of September 30, 2024, $2,487 of base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
December 31, 2022	$1,449	$—	$—	$1,449	5.04%	—	12/31/2025
January 31, 2023	$1,088	$—	$—	$1,088	4.56%	—	01/31/2026
February 28, 2023	$891	$—	$—	$891	3.53%	—	02/28/2026
March 31, 2023	$916	$—	$—	$916	3.63%	—	03/31/2026
April 30, 2023	$1,083	$—	$—	$1,083	2.99%	—	04/30/2026
May 31, 2023	$1,312	$—	$—	$1,312	2.47%	—	05/31/2026
June 30, 2023	$2,253	$—	$—	$2,253	2.48%	—	06/30/2026
July 31, 2023	$2,502	$—	$—	$2,502	1.16%	—	07/31/2026
August 31, 2023	$2,300	$—	$—	$2,300	1.94%	8.69%	08/31/2026
September 30, 2023	$1,636	$—	$—	$1,636	1.66%	8.95%	09/30/2026
October 31, 2023	$—	$—	$—	$—	1.20%	8.67%	10/31/2026
November 30, 2023	$1,637	$—	$—	$1,637	1.18%	9.69%	11/30/2026
December 31, 2023	$1,144	$—	$—	$1,144	1.08%	9.33%	12/31/2026
January 31, 2024	$1,592	$—	$—	$1,592	1.20%	9.27%	01/31/2027
February 29, 2024	$2,183	$—	$—	$2,183	1.10%	9.93%	02/28/2027
March 31, 2024	$2,194	$—	$—	$2,194	1.49%	9.28%	03/31/2027
April 30, 2024	$3,066	$—	$—	$3,066	1.21%	9.55%	04/30/2027
May 31, 2024	$2,437	$—	$—	$2,437	1.18%	9.25%	05/31/2027
June 30, 2024	$3,170	$—	$—	$3,170	1.22%	9.52%	06/30/2027
July 31, 2024	$1,164	$—	$—	$1,164	1.01%	9.19%	07/31/2027
August 31, 2024	$4,291	$—	$—	$4,291	1.02%	9.20%	08/31/2027
September 30, 2024	$5,402	$—	$—	$5,402	0.96%	9.51%	09/30/2027
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

4. INVESTMENTS

As of September 30, 2024 and December 31, 2023, investments consisted of the following:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$6,523,125	$6,547,469	$2,369,207	$2,385,971
Second lien senior secured loans	173,717	172,140	43,237	43,771
Senior subordinated loans	84,312	88,991	46,631	46,966
Corporate bonds	10,000	10,934	10,000	10,507
Collateralized loan obligations	187,964	189,703	22,500	22,681
Commercial mortgage-backed securities	4,988	5,138	4,988	5,010
Private asset-backed investments	139,223	141,240	11,786	11,901
Preferred equity	72,216	80,050	39,500	41,033
Other equity	72,820	80,358	8,935	9,718
Total	$7,268,365	$7,316,023	$2,556,784	$2,577,558
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024	December 31, 2023
Industry
Software and Services	24.9%	20.4%
Capital Goods	9.7	10.4
Health Care Services	9.2	12.2
Commercial and Professional Services	9.1	5.5
Consumer Services	7.9	10.5
Financial Services	5.9	7.2
Insurance Services	5.6	7.5
Media and Entertainment	4.9	4.4
Investment Funds and Vehicles	2.9	1.3
Materials	2.8	1.6
Retailing and Distribution	2.6	2.7
Pharmaceuticals, Biotechnology and Life Sciences	2.4	4.0
Automobiles and Components	2.0	1.7
Consumer Durables and Apparel	1.9	0.4
Technology Hardware and Equipment	1.4	1.1
Other	6.8	9.1
Total	100.0%	100.0%

	As of
	September 30, 2024	December 31, 2023
Geographic Region
United States	93.2%	91.5%
Europe	3.3	5.0
Canada	1.1	2.3
Bermuda/Cayman Islands	2.2	0.7
Other	0.2	0.5
Total	100.0%	100.0%
As of September 30, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or 0.1% at fair value). As of December 31, 2023, there were no loans on non-accrual status.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of September 30, 2024, the Fund’s asset coverage was 315%.

The Fund’s outstanding debt as of September 30, 2024 and December 31, 2023 was as follows:

	As of
	September 30, 2024					December 31, 2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,785,000	(2)	$380,371	$380,370		$800,000	(2)	$460,349	$460,325
SG Funding Facility	1,825,000	(3)	695,000	695,000		1,000,000	(3)	250,000	250,000
SB Funding Facility	750,000		375,000	375,000		—		—	—
August 2029 Notes	700,000		700,000	711,298	(4)(5)	—		—	—
Total	$5,060,000		$2,150,371	$2,161,668		$1,800,000		$710,349	$710,325
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility and SB Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $2,625,000 and $1,050,000, as of September 30, 2024 and December 31, 2023, respectively.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,000,000.

(4)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(5)The carrying value of the August 2029 Notes (as defined below) as of September 30, 2024 includes an adjustment as a result of an effective hedge accounting relationship. See Note 6 for more information.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A. and each of the other parties thereto (the “Revolving Credit Facility”), that as of September 30, 2024, allowed the Fund to borrow up to $1,785,000 at any one time outstanding. As of September 30, 2024, the end of the revolving period and the stated maturity date were April 15, 2028 and April 15, 2029, respectively. As of September 30, 2024, the Revolving Credit Facility also provided for a feature that allowed the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $2,625,000. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods. See Note 11 for a subsequent event relating to the Revolving Credit Facility.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of September 30, 2024, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2024 and December 31, 2023, there was $380,371 and $460,349 aggregate principal amount outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000.

The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of September 30, 2024, the one, three and six month SOFR was 4.85%, 4.59% and 4.25%, respectively. As of September 30, 2024, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Fund is also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued and the applicable spread.

For the three and nine months ended September 30, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$1,201	$4,273	$12,651	$9,265
Credit facility fees	1,631	510	3,322	1,426
Amortization of debt issuance costs	681	355	1,775	962
Total interest and credit facility fees expense	$3,513	$5,138	$17,748	$11,653
Cash paid for interest expense	$1,364	$5,348	$12,802	$10,131
Average stated interest rate	7.11%	7.33%	7.21%	7.15%
Average outstanding balance	$66,120	$233,039	$230,611	$172,837

SG Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that provides for a facility amount of $1,825,000. The end of the revolving period and the stated maturity date are August 28, 2027 and August 28, 2029, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2,000,000.

In addition, the Fund, as transferor, and ASIF Funding I, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding I certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding I under the SG Funding Facility are secured by substantially all assets held by ASIF Funding I.

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of September 30, 2024, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of September 30, 2024 and December 31, 2023, there was $695,000 and $250,000 aggregate principal amount outstanding, respectively, under the SG Funding Facility. Since August 28, 2024, the interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.05% per annum. From December 19, 2023 to August 27, 2024, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 2.60% per annum. Prior to December 19, 2023, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin that was a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consisted of broadly syndicated loans, determined by multiplying the aggregate amount of loans then outstanding under the SG Funding Facility by the percentage of the collateral pool that consisted of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that did not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans then outstanding under the SG Funding Facility by the percentage of the collateral pool that did not consist of broadly syndicated loans. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

For the three and nine months ended September 30, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$11,287	$—	$28,155	$—
Credit facility fees	1,384	459	3,583	459
Amortization of debt issuance costs	815	199	2,129	199
Total interest and credit facility fees expense	$13,486	$658	$33,867	$658
Cash paid for interest expense	$8,842	$—	$26,561	$—
Average stated interest rate	7.71%	—%	7.85%	—%
Average outstanding balance	$572,609	$—	$471,223	$—

SB Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that provides for a facility amount of $750,000. The end of the reinvestment period and the stated maturity date are September 1, 2026 and March 1, 2033, respectively.

In addition, the Fund, as transferor, and ASIF Funding II, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding II certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding II under the SB Funding Facility are secured by substantially all assets held by ASIF Funding II.

Under the SB Funding Facility, the Fund and ASIF Funding II, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The SB Funding Facility includes usual and customary events of default for facilities of this nature. As of September 30, 2024, the Fund and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

As of September 30, 2024, there was $375,000 aggregate principal amount outstanding under the SB Funding Facility. Since August 2, 2024, the interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. Prior to August 2, 2024, the interest rate charged on the SB Funding Facility was based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. As of September 30, 2024, the applicable spread in effect was 2.10%. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility.

For the three and nine months ended September 30, 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SB Funding Facility were as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Stated interest expense	$5,179	$8,184
Credit facility fees	374	707
Amortization of debt issuance costs	173	395
Total interest and credit facility fees expense	$5,726	$9,286
Cash paid for interest expense	$4,580	$7,295
Average stated interest rate	7.42%	7.53%
Average outstanding balance	$273,098	$142,792

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

Concurrent with the issuance of the August 2029 Notes, the Fund entered into a Registration Rights Agreement (the “August 2029 Notes Registration Rights Agreement”) for the benefit of the initial purchasers of the August 2029 Notes. Pursuant to the August 2029 Notes Registration Rights Agreement, the Fund is obligated to file a registration statement with the

SEC with respect to an offer to exchange the August 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the August 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than June 5, 2025. If the Fund fails to satisfy its registration obligations under the August 2029 Notes Registration Rights Agreement, it will be required to pay additional interest to the holders of the August 2029 Notes.

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

See Note 11 for a subsequent event relating to an additional issuance of unsecured notes.

For the three and nine months ended September 30, 2024, the components of interest expense, cash paid for interest expense and average stated interest rate, net of effect of interest rate swap for the August 2029 Notes were as follows.

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Stated interest expense(1)	$13,159	$16,969
Amortization of debt issuance costs	176	226
Accretion of discount	204	262
Total interest expense	$13,539	$17,457
Cash paid for interest expense(1)	$24,382	$24,382
Average stated interest rate, net of effect of interest rate swap	7.50%	7.50%
________________________________________

(1)Includes the impact of the interest rate swap.

The August 2029 Notes contain certain covenants, including covenants requiring the Fund to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indenture governing such notes. As of September 30, 2024, the Fund was in compliance in all material respects with the terms of the indenture governing the August 2029 Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Fund’s foreign currency forward derivative instruments as of September 30, 2024 and December 31, 2023 is presented below.

	As of September 30, 2024
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	55,062	November 16, 2026	$41,019	$(41,195)	Accounts payable and other liabilities
Foreign currency forward contract	NOK	54,034	March 31, 2026	5,004	(5,060)	Accounts payable and other liabilities
Foreign currency forward contract		£47,367	August 16, 2027	60,284	(61,509)	Accounts payable and other liabilities
Foreign currency forward contract		£31,468	June 11, 2027	39,996	(40,884)	Accounts payable and other liabilities
Foreign currency forward contract		£30,369	August 21, 2026	37,777	(39,054)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	19,036	November 17, 2026	12,330	(12,717)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	15,394	October 18, 2024	10,169	(10,404)	Accounts payable and other liabilities
Foreign currency forward contract		€14,761	October 25, 2024	16,084	(16,268)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	12,123	June 11, 2027	9,007	(9,077)	Accounts payable and other liabilities
Foreign currency forward contract		€10,143	March 30, 2027	11,407	(11,584)	Accounts payable and other liabilities
Foreign currency forward contract		£9,005	March 31, 2026	11,370	(11,673)	Accounts payable and other liabilities
Foreign currency forward contract		£6,695	August 21, 2026	8,433	(8,662)	Accounts payable and other liabilities
Foreign currency forward contract		€4,911	March 26, 2026	5,448	(5,514)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	3,991	February 18, 2026	2,640	(2,700)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	3,773	July 17, 2026	2,303	(2,350)	Accounts payable and other liabilities
Foreign currency forward contract		£3,090	October 25, 2024	3,966	(4,049)	Accounts payable and other liabilities
Foreign currency forward contract		€3,057	May 22, 2026	3,440	(3,461)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	2,782	November 16, 2026	2,035	(2,063)	Accounts payable and other liabilities
Foreign currency forward contract		€1,716	March 30, 2027	1,944	(1,960)	Accounts payable and other liabilities
Foreign currency forward contract		£1,440	March 31, 2026	1,747	(1,831)	Accounts payable and other liabilities
Foreign currency forward contract		£960	March 31, 2025	1,167	(1,225)	Accounts payable and other liabilities
Foreign currency forward contract		€880	March 26, 2025	966	(976)	Accounts payable and other liabilities
Foreign currency forward contract		€296	October 25, 2024	322	(326)	Accounts payable and other liabilities

Foreign currency forward contract		€116	March 31, 2026	130	(130)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	110	January 17, 2025	68	(69)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	109	October 17, 2024	67	(68)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	104	April 17, 2025	64	(65)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	102	July 17, 2025	63	(64)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	95	October 17, 2025	58	(59)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	93	January 20, 2026	57	(58)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	92	April 17, 2026	56	(57)	Accounts payable and other liabilities
Foreign currency forward contract		€77	December 27, 2024	85	(85)	Accounts payable and other liabilities
Foreign currency forward contract		€74	March 31, 2025	82	(82)	Accounts payable and other liabilities
Foreign currency forward contract		€72	June 30, 2025	80	(80)	Accounts payable and other liabilities
Foreign currency forward contract		€72	September 30, 2025	81	(81)	Accounts payable and other liabilities
Foreign currency forward contract		€70	December 29, 2025	79	(79)	Accounts payable and other liabilities
Total				$289,828	$(295,519)

	As of December 31, 2023
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		£11,532	August 21, 2026	$14,240	$(14,240)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	9,518	November 17, 2026	6,165	(6,165)	Accounts payable and other liabilities
Foreign currency forward contract		€7,826	January 26, 2024	8,380	(8,380)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	1,391	November 16, 2026	1,017	(1,017)	Accounts payable and other liabilities
Foreign currency forward contract		£720	March 31, 2026	874	(874)	Accounts payable and other liabilities
Foreign currency forward contract		£480	March 31, 2025	583	(583)	Accounts payable and other liabilities
Total				$31,259	$(31,259)

As of September 30, 2024, the counterparties to each of the Fund’s foreign currency forward contracts were Canadian Imperial Bank of Commerce and Wells Fargo Bank, N.A. As of December 31, 2023, the counterparty to all of the Fund’s foreign currency forward contracts was Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Fund for the three and nine months ended September 30, 2024 and 2023 are in the following locations in the consolidated statement of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2024	2023	2024	2023
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$187	$—	$383	$—
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions	$(8,000)	$245	$(7,477)	$245

Interest Rate Swap

In connection with the August 2029 Notes, the Fund entered into an interest rate swap agreement to more closely align the interest rate of such liability with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreement, the Fund receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Fund designated this interest rate swap and the August 2029 Notes as a qualifying fair value hedge accounting relationship. As of September 30, 2024, the counterparty to the Fund’s interest rate swap agreement was Wells Fargo Bank, N.A. Certain information related to the Fund’s interest rate swap instrument as of September 30, 2024 is presented below.

Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	August 2029 Notes	6.350%	SOFR + 2.208%	August 15, 2029	$700,000

See Note 5 for more information on the August 2029 Notes. See Note 11 for a subsequent event relating to an additional interest rate swap in connection with an additional issuance of unsecured notes.

As a result of the Fund’s designation of the interest rate swap as the hedging instrument in a qualifying fair value hedge accounting relationship, the Fund is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedge was approximately $264 and $242 for the three and nine months ended September 30, 2024, respectively, which is included in “interest and credit facility fees” in the Fund’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swap as of September 30, 2024 is presented below:

	As of September 30, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap(1)	$700,000	August 15, 2029	$25,436	$—	Other assets
Total			$25,436	$—
________________________________________

(1)The asset related to the fair value of the interest rate swap is offset by a $25,194 increase to the carrying value of the August 2029 Notes.

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Fund had the following commitments to fund various revolving and delayed draw term loans:

	As of
	September 30, 2024	December 31, 2023
Total revolving loan commitments	$466,138	$59,388
Less: funded commitments	(76,807)	(3,020)
Total net unfunded revolving loan commitments	389,331	56,368

Total delayed draw term loan commitments	839,423	278,442
Total net unfunded revolving and delayed draw term loan commitments	$1,228,754	$334,810

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

In addition, as of September 30, 2024 and December 31, 2023, the Fund was party to subscription agreements to fund equity investment commitments as follows:

	As of
	September 30, 2024	December 31, 2023
Total equity commitments	$33,067	$51
Less: funded commitments	(3,228)	—
Total net unfunded equity commitments	$29,839	$51

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, unfunded revolving and delayed draw loan commitments and derivatives as of September 30, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,518	$—	$—	$57,518
Restricted cash	$38,730	$—	$—	$38,730

First lien senior secured loans	$—	$3,203,489	$3,343,980	$6,547,469
Second lien senior secured loans	—	142,345	29,795	172,140
Senior subordinated loans	—	—	88,991	88,991
Corporate bonds	—	—	10,934	10,934
Collateralized loan obligations	—	—	189,703	189,703
Commercial mortgage-backed securities	—	—	5,138	5,138
Private asset-backed investments	—	—	141,240	141,240
Preferred equity	—	—	80,050	80,050
Other equity	—	—	77,257	77,257
Investments not measured at net asset value	$—	$3,345,834	$3,967,088	$7,312,922
Investments measured at net asset value(1)				3,101
Total investments				$7,316,023
Unfunded revolving and delayed draw loan commitments(2)	$—	$—	$(6,440)	$(6,440)
Derivatives:
Foreign currency forward contracts	$—	$(5,691)	$—	$(5,691)
Interest rate swap	$—	$25,436	$—	$25,436
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

The following table presents fair value measurements of cash and cash equivalents, investments, unfunded revolving and delayed draw loan commitments and derivatives as of December 31, 2023:

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

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Fund’s investments categorized within Level 3 as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of September 30, 2024
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$3,192,882	Yield analysis	Market yield	6.3% - 16.0%	10.5%
	151,098	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	29,795	Yield analysis	Market yield	9.8% - 16.0%	11.5%
Senior subordinated loans	88,991	Yield analysis	Market yield	11.0% - 16.5%	13.5%
Corporate bonds	10,934	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	189,703	Broker quotes	N/A	N/A	N/A
Commercial mortgage-backed securities	5,138	Broker quotes	N/A	N/A	N/A
Private asset-backed investments	82,168	Yield analysis	Market yield	3.3% - 15.0%	9.1%
	50,049	Transaction cost	N/A	N/A	N/A
	9,023	Income (other)	Constant default rate	0.0% - 10.3%	1.8%
Preferred equity	80,050	EV market multiple analysis	EBITDA multiple	5.3x - 23.0x	18.2x
		Yield analysis	Market yield	9.8% - 15.0%	13.9%
Other equity	77,257	EV market multiple analysis	EBITDA multiple	8.0x - 34.6x	14.1x
Total investments	$3,967,088
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2024:

As of and For the Three Months Ended September 30, 2024
Balance as of June 30, 2024	$2,671,635
Net realized gains	1,029
Net unrealized gains	13,956
Purchases	1,482,460
Sales	(61,141)
Repayments	(58,454)
PIK interest and dividends	7,790
Net accretion of discount on investments	3,113
Net transfers in and/or out of Level 3	(93,300)
Balance as of September 30, 2024	$3,967,088

As of and For the Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$1,002,343
Net realized gains	3,217
Net unrealized gains	44,607
Purchases	3,237,554
Sales	(95,413)
Repayments	(141,756)
PIK interest and dividends	15,136
Net accretion of discount on investments	6,857
Net transfers in and/or out of Level 3	(105,457)
Balance as of September 30, 2024	$3,967,088

Investments were transferred into and out of Level 3 during the three and nine months ended September 30, 2024. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $52,991.

For the three and nine months ended September 30, 2024, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of September 30, 2024, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations, was $13,578 and $44,192, respectively.

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2023:

As of and For the Three Months Ended September 30, 2023
Balance as of June 30, 2023	$308,151
Net realized gains	152
Net unrealized gains	5,202
Purchases	337,390
Sales	(12,544)
Repayments	(10,626)
PIK interest and dividends	168
Net accretion of discount on investments	489
Net transfers in and/or out of Level 3	(19,094)
Balance as of September 30, 2023	$609,288

As of and For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$18,744
Net realized gains	794
Net unrealized losses	(34,548)
Purchases	716,935
Sales	(42,821)
Repayments	(13,929)
PIK interest and dividends	502
Net accretion of discount on investments	995
Net transfers in and/or out of Level 3	(37,384)
Balance as of September 30, 2023	$609,288

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

For the three and nine months ended September 30, 2023, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of September 30, 2023, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations was $3,130 and $3,949, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024			December 31, 2023
	Carrying Value(1)		Fair Value(5)	Carrying Value(1)		Fair Value(5)
Revolving Credit Facility	$380,370		$380,371	$460,325		$460,325
SG Funding Facility	695,000		695,000	250,000		250,000
SB Funding Facility	375,000		375,000	—		—
August 2029 Notes (principal amount outstanding of $700,000 and $0, respectively)	711,298	(2)(3)	715,603	—		—
Total	$2,161,668	(4)	$2,165,974	$710,325	(4)	$710,325
____________________________________

(1)The Revolving Credit Facility, SG Funding Facility and SB Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(3)The carrying value of the August 2029 Notes as of September 30, 2024 includes an adjustment as a result of an effective hedge accounting relationship. See Notes 5 and 6 for more information.

(4)Total principal amount of debt outstanding totaled $2,150,371 and $710,349 as of September 30, 2024 and December 31, 2023, respectively.

(5)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10.

9. NET ASSETS

The Fund has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 par value per share.

Pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847,098 of the Fund’s Class I shares entered into between the Fund and several investors between November 2022 and ending on January 30, 2023, the Fund called an aggregate of $847,098 from October 6, 2022 through July 31, 2023, and in exchange therefore, the Fund issued approximately 32,402 Class I shares to 61 shareholders, including the investment from the Fund’s sole initial shareholder. Of the $847,098 of commitments called, $452,462 and $698,925, respectively, were called during the three and nine months ended September 30, 2023, in exchange for approximately 16,914 and 26,476 Class I shares, respectively.

On August 1, 2023, the Fund held the first closing in the Offering, pursuant to its Registration Statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023, as amended and supplemented. The Fund publicly offers on a continuous basis up to $7.5 billion of its Common Shares, pursuant to the Offering. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase. The Fund also engages in offerings of its unregistered Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

The following tables summarize transactions in Common Shares during the three and nine months ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	30,737	$843,258	82,026	$2,242,628
Share transfers between classes	31	843	31	843
Distributions reinvested	633	17,373	1,558	42,596
Repurchased shares, net of early repurchase deduction	(59)	(1,586)	(441)	(11,836)
Net increase	31,342	$859,888	83,174	$2,274,231
Class S
Subscriptions(1)	3,378	$92,662	14,250	$389,045
Share transfers between classes	(93)	(2,541)	(117)	(3,196)
Distributions reinvested	116	3,183	232	6,363
Repurchased shares, net of early repurchase deduction	(75)	(2,037)	(85)	(2,295)
Net increase	3,326	$91,267	14,280	$389,917
Class D
Subscriptions(1)	4,421	$121,218	5,658	$154,936
Share transfers between classes	62	1,698	86	2,353
Distributions reinvested	22	608	43	1,189
Net increase	4,505	$123,524	5,787	$158,478
Total net increase	39,173	$1,074,679	103,241	$2,822,626

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	24,745	$664,218	34,306	$910,682
Distributions reinvested	51	1,394	51	1,394
Repurchased shares, net of early repurchase deduction	—	—	—	—
Net increase	24,796	$665,612	34,357	$912,076
Class S
Subscriptions(1)	5,088	$137,604	5,088	$137,604
Distributions reinvested	—	11	—	11
Net increase	5,088	$137,615	5,088	$137,615
Class D
Subscriptions(1)	1,178	$31,848	1,178	$31,848
Distributions reinvested	2	48	2	48
Net increase	1,180	$31,896	1,180	$31,896
Total net increase	31,064	$835,123	40,625	$1,081,587

____________________________________

(1)See Note 11 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for Class I, Class S and Class D shares during the nine months ended September 30, 2024 and 2023:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45
July 31, 2024	$27.44	$27.44	$27.44
August 31, 2024	$27.41	$27.41	$27.41
September 30, 2024	$27.45	$27.45	$27.45

	NAV Per Share
	Class I	Class S	Class D
January 31, 2023	$25.40	$25.40	$25.40
February 28, 2023	$25.58	$25.58	$25.58
March 31, 2023	$25.71	$25.71	$25.71
April 30, 2023	$26.12	$26.12	$26.12
May 31, 2023	$26.08	$26.08	$26.08
June 30, 2023	$26.75	$26.75	$26.75
July 31, 2023	$27.01	$27.01	$27.01
August 31, 2023	$27.08	$27.08	$27.08
September 30, 2023	$27.07	$27.07	$27.07

The date of the first sale of Class S shares and D shares was August 1, 2023.

Distributions

The Fund’s board of trustees expects to declare monthly regular distributions for each class of its Common Shares. The following tables present the monthly regular distributions that were declared and payable during the nine months ended September 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,120
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,945
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
May 10, 2024	July 31, 2024	August 23, 2024	0.21430	24,786
May 10, 2024	August 30, 2024	September 23, 2024	0.21430	26,807
May 10, 2024	September 30, 2024	October 23, 2024	0.21430	28,955
			$1.92870	$180,449

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
May 10, 2024	July 31, 2024	August 23, 2024	0.19454	4,462
May 10, 2024	August 30, 2024	September 23, 2024	0.19454	4,694
May 10, 2024	September 30, 2024	October 23, 2024	0.19520	4,929
			$1.75485	$34,183

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	529
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	644
May 10, 2024	July 31, 2024	August 23, 2024	0.20849	728
May 10, 2024	August 30, 2024	September 23, 2024	0.20849	1,025
May 10, 2024	September 30, 2024	October 23, 2024	0.20868	1,585
			$1.87758	$6,664

The following tables present the monthly regular distributions that were declared and payable during the nine months ended September 30, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$7,195
August 10, 2023	September 29, 2023	October 25, 2023	0.19925	8,027
			$0.39850	$15,222

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.17975	$430
August 10, 2023	September 29, 2023	October 25, 2023	0.18033	918
			$0.36008	$1,348

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19351	$134
August 10, 2023	September 29, 2023	October 25, 2023	0.19369	228
			$0.38720	$362

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

On August 12, 2024, the Fund amended and restated the plan adopted by the Fund pursuant to Rule 18f-3 under the Investment Company Act so the Fund may issue multiple classes of Common Shares (the “Multiple Class Plan”) to provide that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through the Fund’s distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold the Fund's Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder's Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. Prior to May 8, 2024, the Fund could only waive the Early Repurchase Deduction in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

During the three months ended September 30, 2024, pursuant to tender offers, the Fund repurchased approximately 59 Class I shares and 75 Class S shares for a total value of $1,586 and $2,037, respectively, which is net of the Early Repurchase Deduction. During the nine months ended September 30, 2024, pursuant to tender offers, the Fund repurchased approximately 441 Class I shares and 85 Class S shares for a total value of $11,836 and $2,295, respectively, each of which are net of the Early Repurchase Deduction. No Class D shares were repurchased during the three and nine months ended September 30, 2024. The following table presents the share repurchases completed during the nine months ended September 30, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 29, 2024	387	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	5	0.01%	June 20, 2024	$27.39	$132	—
August 31, 2024	134	0.09%	September 20, 2024	$27.41	$3,623	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2024 and 2023:

	As of and For the Nine Months Ended September 30, 2024
	Class I	Class S	Class D
Per Share Data:
Net asset value at beginning of period	$27.22	$27.22	$27.22
Net investment income for period(1)	1.82	1.64	1.77
Net realized and unrealized gains for period(1)	0.34	0.34	0.34
Net increase in net assets resulting from operations	2.16	1.98	2.11
Distributions from net investment income	(1.93)	(1.75)	(1.88)
Total increase in net assets	0.23	0.23	0.23
Net asset value at end of period	$27.45	$27.45	$27.45
Total return based on net asset value(2)	7.72%	7.12%	7.54%
Shares outstanding at end of period	135,116	25,253	7,593
Ratio/Supplemental Data:
Net assets at end of period	$3,709,086	$693,222	$208,438
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.47%	7.32%	6.72%
Ratio of operating expenses (including expense support) to average net assets(3)	5.40%	6.27%	5.63%
Ratio of net investment income to average net assets(3)(5)	8.95%	8.07%	8.76%
Portfolio turnover rate(3)	54%	54%	54%

	As of and For the Nine Months Ended September 30, 2023
	Class I	Class S(6)	Class D(6)
Per Share Data:
Net asset value, beginning of period	$24.99	$27.01	$27.01
Net investment income for period(1)	1.84	0.33	0.35
Net realized and unrealized gains for period(1)	0.64	0.09	0.10
Net increase in net assets	2.48	0.42	0.45
Distributions to shareholders(2)	(0.40)	(0.36)	(0.39)
Total increase in net assets	2.08	0.06	0.06
Net asset value, end of period	$27.07	$27.07	$27.07
Total return based on net asset value(2)	9.92%	1.56%	1.66%
Shares outstanding, end of period	40,284	5,088	1,180
Ratio/Supplemental Data:
Net assets, end of period	$1,090,317	$137,708	$31,927
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	7.76%	6.50%	5.92%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	3.97%	4.59%	3.96%
Ratio of net investment income to average net assets(3)(5)	9.55%	7.29%	7.89%
Portfolio turnover rate(3)	83%	83%	83%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the nine months ended September 30, 2024 and 2023, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the nine months ended September 30, 2024 and 2023, the ratio of operating expenses to average net assets consisted of the following:

	For the Nine Months Ended September 30, 2024
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.35	1.35	1.35
Interest and credit facility fees	3.29	3.29	3.29
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.58	0.58	0.58
Total operating expenses	6.47%	7.32%	6.72%

	For the Nine Months Ended September 30, 2023
	Class I	Class S(6)	Class D(6)
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.17	1.09	1.11
Interest and credit facility fees	3.33	1.80	1.81
Other operating expenses	2.01	2.36	1.75
Total operating expenses	7.76%	6.50%	5.92%
(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

(6)The date of the first sale of Class S shares and D shares was August 1, 2023.

11. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the nine months ended September 30, 2024, except as discussed below.

In October 2024, the Fund increased the total commitments under its Revolving Credit Facility from $1.785 billion to $1.810 billion. The other terms of the Revolving Credit Facility remained unchanged.

In October 2024, the Fund, through a wholly owned and consolidated subsidiary, priced a $476,000 term debt securitization. The transaction is expected to close in November 2024, subject to customary closing conditions. A term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Fund, which is consolidated by the Fund and subject to its overall asset coverage requirement.

In October 2024, the Fund issued $750,000 in aggregate principal amount of unsecured notes that mature on February 15, 2030 and bear interest at a rate of 5.600% per annum (the “February 2030 Notes”). The February 2030 Notes were sold to initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for the resale by such initial purchasers to (i) qualified institutional buyers in transactions exempt from registration under the Securities Act pursuant to Rule 144A thereunder or (ii) certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The February 2030 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The February 2030 Notes pay interest semi-annually on February 15 and August 15 of each year, commencing on February 15, 2025, and all principal is due upon maturity. The February 2030 Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the February 2030 Notes, and any accrued and unpaid interest.

Concurrent with the issuance of the February 2030 Notes, the Fund entered into a Registration Rights Agreement (the “February 2030 Notes Registration Rights Agreement”) for the benefit of the initial purchasers of the February 2030 Notes. Pursuant to the February 2030 Notes Registration Rights Agreement, the Fund is obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2030 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2030 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than October 2, 2025. Alternatively, in accordance with the terms of the February 2030 Notes Registration Rights Agreement, the Fund may consummate such exchange offer through the use of an existing registration statement. If the Fund fails to satisfy its registration obligations under the February 2030 Notes Registration Rights Agreement, it will be required to pay additional interest to the holders of the February 2030 Notes.

In connection with the February 2030 Notes, the Fund entered into an interest rate swap agreement for a total notional amount of $750,000 that matures on February 15, 2030 to more closely align the interest rate of such liability with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreement, the Fund receives a fixed interest rate of 5.600% and pays a floating interest rate based on one-month SOFR plus 2.302%. The Fund designated this interest rate swap and the February 2030 Notes in a qualifying hedge accounting relationship. See Note 6 for more information on the interest rate swap.

On October 1, 2024, the Fund issued and sold approximately 13,253 Common Shares (consisting of 10,847 Class I shares, 1,002 Class S shares and 1,404 Class D shares at an offering price of $27.45 per share for each class of share), and received approximately $363,783 as payment for such shares.

The Fund received approximately $503,337 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2024. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 2024 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2024. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2024.

As previously disclosed, on August 13, 2024, the Fund announced the declaration of regular monthly gross distributions for October, November and December 2024. On November 8, 2024, the Fund announced the declaration of regular monthly gross distributions for January, February and March 2025, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
October 31, 2024	November 22, 2024	$0.21430	$0.21430	$0.21430
November 29, 2024	December 26, 2024	$0.21430	$0.21430	$0.21430
December 31, 2024	January 23, 2025	$0.21430	$0.21430	$0.21430
January 31, 2025	February 21, 2025	$0.21430	$0.21430	$0.21430
February 28, 2025	March 21, 2025	$0.21430	$0.21430	$0.21430
March 31, 2025	April 21, 2025	$0.21430	$0.21430	$0.21430
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

•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the recent U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration;

•the impact of supply chain constraints on our portfolio companies and the global economy;

•uncertainty surrounding global financial stability;

•ongoing conflicts in the Middle East;

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

MACROECONOMIC ENVIRONMENT

During the third quarter of 2024, leveraged corporate credit markets posted positive returns, driven by sustained economic growth, a healthy level of corporate earnings and further stability in the capital markets and U.S. banking system. With easing inflationary measures, the Federal Reserve softened its monetary policies and lowered the federal funds rate in support of its goals of maximum employment and returning inflation to its two percent objective.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2024 and 2023 is presented below.

	For the Three Months Ended September 30,
(dollar amounts in thousands)	2024	2023
New investment commitments(1):
Total new investment commitments(2)	$3,091,038	$1,308,627
Less: investment commitments exited(3)	(741,295)	(221,102)
Net investment commitments	$2,349,743	$1,087,525
Principal amount of investments funded:
First lien senior secured loans	$2,460,525	$1,145,932
Second lien senior secured loans	41,399	15,751
Senior subordinated loans	4,755	19,549
Collateralized loan obligations	110,344	9,465
Private asset-backed investments	53,731	—
Preferred equity	7,255	16,452
Other equity	27,360	604
Total	$2,705,369	$1,207,753
Principal amount of investments sold or repaid:
First lien senior secured loans	$715,877	$212,130
Second lien senior secured loans	12,500	6,775
Private asset-backed investments	3,302	—
Total	$736,179	$218,905
Weighted average remaining term for investment commitments (in months)	79	59
Percentage of new investment commitments at floating rates	92%	98%
Weighted average yield(4):
Funded during the period at amortized cost	9.7%	10.1%
Funded during the period at fair value	9.7%	10.0%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded approximately $2.7 billion and $1.2 billion for the three months ended September 30, 2024 and 2023, respectively.

(3)Includes funded commitments. For the three months ended September 30, 2024 and 2023, investment commitments exited included exits of unfunded commitments of $5.1 million and $2.3 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of September 30, 2024 and December 31, 2023, our investments consisted of the following:

	As of
	September 30, 2024		December 31, 2023
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$6,523,125	$6,547,469	$2,369,207	$2,385,971
Second lien senior secured loans	173,717	172,140	43,237	43,771
Senior subordinated loans	84,312	88,991	46,631	46,966
Corporate bonds	10,000	10,934	10,000	10,507
Collateralized loan obligations	187,964	189,703	22,500	22,681
Commercial mortgage-backed securities	4,988	5,138	4,988	5,010
Private asset-backed investments	139,223	141,240	11,786	11,901
Preferred equity	72,216	80,050	39,500	41,033
Other equity	72,820	80,358	8,935	9,718
Total	$7,268,365	$7,316,023	$2,556,784	$2,577,558
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.9%	9.9%	10.7%	10.6%
Total portfolio(2)	9.8%	9.7%	10.5%	10.4%
First lien senior secured loans(3)	9.8%	9.7%	10.6%	10.5%
Second lien senior secured loans(3)	10.9%	11.0%	12.8%	12.6%
Senior subordinated loans(3)	14.7%	13.9%	15.4%	15.3%
Corporate bonds(3)	9.4%	8.6%	9.4%	9.0%
Collateralized loan obligations(3)	12.2%	12.1%	10.2%	10.1%
Commercial mortgage-backed securities(3)	10.8%	10.5%	10.4%	10.4%
Private asset-backed investments(3)	10.5%	10.3%	11.2%	11.2%
Other income producing equity securities(4)	12.5%	11.8%	9.0%	8.9%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024				December 31, 2023
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$60,695	0.8%	3	0.7%	$15,112	0.6%	1	0.4%
Grade 3	7,250,810	99.1	448	98.9	2,557,743	99.2	257	99.2
Grade 2	782	—	1	0.2	4,703	0.2	1	0.4
Grade 1	3,736	0.1	1	0.2	—	—	—	—
Total	$7,316,023	100.0%	453	100.0%	$2,577,558	100.0%	259	100.0%

As of September 30, 2024 and December 31, 2023, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.
As of September 30, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or 0.1% at fair value). As of December 31, 2023, there were no loans on non-accrual status.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenues

We generate revenue primarily in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as realized gains. Dividend income on preferred equity, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on the Expense Support and Conditional Reimbursement Agreement.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2024 and 2023

Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total investment income	$154,317	$30,873	$342,575	$51,321
Total expenses	67,717	16,055	157,803	29,156
Expense support	(10,857)	(6,438)	(25,499)	(13,981)
Net expenses	56,860	9,617	132,304	15,175
Net investment income before income taxes	97,457	21,256	210,271	36,146
Income tax expense, including excise tax	234	378	697	378
Net investment income	97,223	20,878	209,574	35,768
Net realized gains on investments and foreign currency transactions	3,840	2,247	12,050	4,201
Net unrealized (losses) gains on investments and foreign currency transactions	(2,528)	4,395	26,400	7,230
Net increase in net assets resulting from operations	$98,535	$27,520	$248,024	$47,199
Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income from investments	$148,220	$30,547	$329,377	$50,806
Dividend income	2,136	101	4,418	101
Other income	3,961	225	8,780	414
Total investment income	$154,317	$30,873	$342,575	$51,321

Total investment income for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily as a result of an increase in the average size of our investment portfolio. The average size and the weighted average yield of our portfolio at amortized cost for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Average size of portfolio(1)	$6,011,034	$1,341,273	$4,466,193	$740,009
Weighted average yield on portfolio	9.9%	9.1%	10.0%	9.2%
_______________________________________________________________________________

(1)Includes non-interest earning investments.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest and credit facility fees	$36,264	$5,796	$78,358	$12,311
Base management fee	13,300	3,065	29,803	4,763
Income based fee	12,576	2,203	27,494	3,016
Capital gains incentive fee(1)	164	830	4,806	1,397
Offering expenses	363	1,729	3,361	2,412
Shareholder servicing and distribution fees
Class S	1,412	143	3,391	143
Class D	92	11	182	11
Administrative and other fees	1,545	769	4,392	2,205
Other general and administrative	2,001	1,509	6,016	2,898
Total expenses	67,717	16,055	157,803	29,156
Expense support	(10,857)	(6,438)	(25,499)	(13,981)
Net expenses	$56,860	$9,617	$132,304	$15,175
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three and nine months ended September 30, 2024 and 2023, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stated interest expense(1)	$30,826	$4,273	$65,959	$9,265
Credit facility fees	3,389	969	7,612	1,885
Amortization of debt issuance costs	1,845	554	4,525	1,161
Accretion of discount	204	—	262	—
Total interest and credit facility fees	$36,264	$5,796	$78,358	$12,311
________________________________________

(1)Includes the impact of the interest rate swap for the three and nine months ended September 30, 2024.

Stated interest expense for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to an increase in outstanding debt. Our weighted average stated interest rate on debt outstanding for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to the higher debt outstanding, which was entirely floating rate. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Average debt outstanding	$1,611,826	$233,039	$1,146,085	$172,837
Weighted average stated interest rate on debt outstanding(1)	7.5%	7.3%	7.6%	7.1%
________________________________________

(1)The weighted average stated interest rate on our debt outstanding for the three and nine months ended September 30, 2024 includes the impact of an interest rate swap. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2024, for more information on the interest rate swap.

The base management fee for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to the increase in the average size of our portfolio.

The income based fee for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three and nine months ended September 30, 2024 being higher than in the comparable periods in 2023.

For the three and nine months ended September 30, 2024, the capital gains incentive fee calculated in accordance with GAAP was $0.2 million and $4.8 million, respectively, and $0.8 million and $1.4 million, respectively, for the comparable periods in 2023. The capital gains incentive fee accrual for the nine months ended September 30, 2024 changed from the comparable period in 2023 primarily due to net gains on investments and foreign currency transactions of $38.5 million compared to approximately $11.4 million for the nine months ended September 30, 2023. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2024, there was approximately $7.9 million of capital gains incentive fee accrued in accordance with GAAP. As of September 30, 2024, there was no capital gains incentive fee actually payable under our investment advisory and management agreement.

Our investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2024, for more information on the base management fee, income based fee and capital gains incentive fee.

Offering expenses include expenses incurred in connection with our continuous offering of Common Shares (as defined below). Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2024, for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the three and nine months ended September 30, 2024, total other expenses was approximately $5.4 million and $17.3 million, respectively, which is comprised of shareholder servicing and distribution fees, administrative and other fees, offering expenses and other general and administrative expenses, compared to $4.2 million and $7.7 million, respectively, for the comparable periods in 2023. Administrative and other fees and other general and administrative expenses for the three and nine months ended September 30, 2024 increased from comparable periods in 2023, primarily as a result of the continued portfolio growth. Other expenses for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023, primarily as a result of our continuous registered offering of Common Shares, which began on August 1, 2023.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2024, we recorded an expense of $0.2 million and $0.7 million, respectively, for U.S. federal excise tax, compared to $0.4 million and $0.4 million, respectively, for the comparable periods in 2023.

Net Realized and Unrealized Gains/Losses

For the three and nine months ended September 30, 2024, we recorded net realized gains on investments of $3.8 million and $11.9 million, respectively, compared to $2.3 million and $4.2 million, respectively, for the comparable periods in 2023, primarily from full or partial sales of our debt investments.

For the three and nine months ended September 30, 2024, we recorded net unrealized gains on investments of $2.2 million and $30.7 million, respectively, compared to $4.0 million and $6.9 million, respectively, for the comparable periods in 2023. For the three and nine months ended September 30, 2024, we also recognized net unrealized losses on foreign currency transactions of $4.7 million and $4.3 million, respectively.

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

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2024, we had approximately $58 million in cash and cash equivalents and $2.2 billion in total aggregate principal amount of debt outstanding ($2.2 billion at carrying value) and our asset coverage was 315%. Subject to borrowing base and other restrictions, we had approximately $2.9 billion available for additional borrowings under the Facilities as of September 30, 2024.

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

On August 1, 2023, we held the first closing in the offering of Common Shares, pursuant to our Registration Statement. We publicly offer on a continuous basis up to $7.5 billion of our Common Shares, pursuant to an offering (the “Offering”) registered with the SEC. The purchase price per share for each class of Common Shares equals to our NAV per share, as of the effective date of the monthly share purchase. Ares Wealth Management Solutions, LLC, our intermediary manager, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. We also engage in offerings of our unregistered Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
(in thousands)	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	30,737	$843,258	82,026	$2,242,628
Share transfers between classes	31	843	31	843
Distributions reinvested	633	17,373	1,558	42,596
Repurchased shares, net of early repurchase deduction	(59)	(1,586)	(441)	(11,836)
Net increase	31,342	$859,888	83,174	$2,274,231
Class S
Subscriptions(1)	3,378	$92,662	14,250	$389,045
Share transfers between classes	(93)	(2,541)	(117)	(3,196)
Distributions reinvested	116	3,183	232	6,363
Repurchased shares, net of early repurchase deduction	(75)	(2,037)	(85)	(2,295)
Net increase	3,326	$91,267	14,280	$389,917
Class D
Subscriptions(1)	4,421	$121,218	5,658	$154,936
Share transfers between classes	62	1,698	86	2,353
Distributions reinvested	22	608	43	1,189
Net increase	4,505	$123,524	5,787	$158,478
Total net increase	39,173	$1,074,679	103,241	$2,822,626
____________________________________

(1)See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three and nine months ended September 30, 2024 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the nine months ended September 30, 2024.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45
July 31, 2024	$27.44	$27.44	$27.44
August 31, 2024	$27.41	$27.41	$27.41
September 30, 2024	$27.45	$27.45	$27.45

Distributions

Our board of trustees expects to declare monthly regular distributions for each class of our Common Shares. The following tables present the monthly regular distributions that were declared and payable during the nine months ended September 30, 2024 (dollars in thousands except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,120
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,945
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
May 10, 2024	July 31, 2024	August 23, 2024	0.21430	24,786
May 10, 2024	August 30, 2024	September 23, 2024	0.21430	26,807
May 10, 2024	September 30, 2024	October 23, 2024	0.21430	28,955
			$1.92870	$180,449

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
May 10, 2024	July 31, 2024	August 23, 2024	0.19454	4,462
May 10, 2024	August 30, 2024	September 23, 2024	0.19454	4,694
May 10, 2024	September 30, 2024	October 23, 2024	0.19520	4,929
			$1.75485	$34,183

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	529
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	644
May 10, 2024	July 31, 2024	August 23, 2024	0.20849	728
May 10, 2024	August 30, 2024	September 23, 2024	0.20849	1,025
May 10, 2024	September 30, 2024	October 23, 2024	0.20868	1,585
			$1.87758	$6,664

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 11 to our consolidated financial statements for the three and nine months ended September 30, 2024 for a subsequent event relating to regular distributions declared by our board of trustees.

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

On August 12, 2024, we amended and restated the plan adopted by us pursuant to Rule 18f-3 under the Investment Company Act so we may issue multiple classes of Common Shares (the “Multiple Class Plan”) to provide that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. Prior to May 8, 2024, we could only waive the Early Repurchase Deduction in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

During the three months ended September 30, 2024, pursuant to tender offers, we repurchased 58,693 Class I shares and 75,055 Class S shares for a total value of approximately $1.6 million and $2.0 million, respectively, which is net of the Early Repurchase Deduction. During the nine months ended September 30, 2024, pursuant to tender offers, we repurchased 441,177 Class I shares and 84,715 Class S shares for a total value of approximately $11.8 million and $2.3 million, respectively, each of which are net of the Early Repurchase Deduction. No Class D shares were repurchased during the three and nine months ended September 30, 2024. The following table presents the share repurchases completed during the nine months ended September 30, 2024 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 29, 2024	387,233	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	4,911	0.01%	June 20, 2024	$27.39	$132	—
August 31, 2024	133,748	0.09%	September 20, 2024	$27.41	$3,623	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024					December 31, 2023
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,785,000	(2)	$380,371	$380,370		$800,000	(2)	$460,349	$460,325
SG Funding Facility	1,825,000	(3)	695,000	695,000		1,000,000	(3)	250,000	250,000
SB Funding Facility	750,000		375,000	375,000		—		—	—
August 2029 Notes	700,000		700,000	711,298	(4)(5)	—		—	—
Total	$5,060,000		$2,150,371	$2,161,668		$1,800,000		$710,349	$710,325
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility and SB Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $2.6 billion and $1.1 billion, as of September 30, 2024 and December 31, 2023, respectively.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.0 billion.

(4)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(5)The carrying value of the August 2029 Notes (as defined below) as of September 30, 2024 includes an adjustment as a result of an effective hedge accounting relationship. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that as of September 30, 2024, allowed us to borrow up to approximately $1.8 billion at any one time outstanding. As of September 30, 2024, the end of the revolving period and the stated maturity date were April 15, 2028 and April 15, 2029, respectively. As of September 30, 2024, the Revolving Credit Facility also provided for a feature that allowed us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $2.6 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2024, the applicable spread in effect was 1.75%. We are also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2024, there was approximately $380 million aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See “Recent Developments,” as well as Note 11 to our consolidated financial statements for the three and nine months ended September 30, 2024 for a subsequent event relating to the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”) are a party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that provides for a facility amount of approximately $1.8 billion. The end of the revolving period and the stated maturity date are August 28, 2027 and August 28, 2029, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.0 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.05% per annum. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of September 30, 2024, there was $695 million aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

SB Funding Facility

We and our wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”) are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that provides for a facility amount of $750 million. The end of the reinvestment period and the stated maturity date are September 1, 2026 and March 1, 2033, respectively. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of September 30, 2024, the applicable spread in effect was 2.10%. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility. As of September 30, 2024, there was $375 million aggregate principal amount outstanding under the SB Funding Facility and we and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

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

Concurrent with the issuance of the August 2029 Notes, we entered into a Registration Rights Agreement (the “August 2029 Notes Registration Rights Agreement”) for the benefit of the initial purchasers of the August 2029 Notes. Pursuant to the August 2029 Notes Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the August 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the August 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than June 5, 2025. If we fail to satisfy our registration obligations under the August 2029 Notes Registration Rights Agreement, we will be required to pay additional interest to the holders of the August 2029 Notes.

In connection with the August 2029 Notes, we entered into an interest rate swap agreement to more closely align the interest rate of such liability with our investment portfolio, which consists primarily of floating rate loans. We designated this interest rate swap and the August 2029 Notes as a qualifying fair value hedge accounting relationship. Certain information related to our interest rate swap instrument as of September 30, 2024 is presented below (dollar amounts in thousands).

Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	August 2029 Notes	6.350%	SOFR + 2.208%	August 15, 2029	$700,000
See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our debt obligations.

See “Recent Developments,” as well as Note 11 to our consolidated financial statements for the three and nine months ended September 30, 2024 for a subsequent event relating to an additional issuance of unsecured notes.

As of September 30, 2024, we were in compliance in all material respects with the indenture governing the August 2029 Notes.

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

RECENT DEVELOPMENTS

In October 2024, we increased the total commitments under our Revolving Credit Facility from $1.785 billion to $1.810 billion. The other terms of the Revolving Credit Facility remained unchanged.

In October 2024, we, through a wholly owned and consolidated subsidiary, priced a $476 million term debt securitization. The transaction is expected to close in November 2024, subject to customary closing conditions. Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by us, which is consolidated by us and subject to its overall asset coverage requirement.

In October 2024, we issued $750 million in aggregate principal amount of unsecured notes that mature on February 15, 2030 and bear interest at a rate of 5.600% per annum (the “February 2030 Notes”). The February 2030 Notes were sold to initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for the resale by such initial purchasers to (i) qualified institutional buyers in transactions exempt from registration under the Securities Act pursuant to Rule 144A thereunder or (ii) certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The February 2030 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The February 2030 Notes pay interest semi-annually on February 15 and August 15 of each year, commencing on February 15, 2025, and all principal is due upon maturity. The February 2030 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the February 2030 Notes, and any accrued and unpaid interest.

Concurrent with the issuance of the February 2030 Notes, we entered into the Registration Rights Agreement (the “February 2030 Notes Registration Rights Agreement”) for the benefit of the initial purchasers of the February 2030 Notes. Pursuant to the February 2030 Notes Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2030 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2030 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than October 2, 2025. If we fail to satisfy our registration obligations under the February 2030 Notes Registration Rights Agreement, we will be required to pay additional interest to the holders of the February 2030 Notes.

In connection with the February 2030 Notes, we entered into an interest rate swap agreement for a total notional amount of $750 million that matures on February 15, 2030 to more closely align the interest rate of such liability with our investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 5.600% and pay a floating interest rate based on one-month SOFR plus 2.302%. We designated this interest rate swap and the February 2030 Notes as a qualifying hedge accounting relationship.

On October 1, 2024, we issued and sold 13,252,580 Common Shares (consisting of 10,846,830 Class I shares, 1,002,028 Class S shares and 1,403,722 Class D shares at an offering price of $27.45 per share for each class of share), and we received approximately $364 million as payment for such shares.

We received approximately $503 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2024. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 2024 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2024. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2024.

As previously disclosed, on August 13, 2024, we announced the declaration of regular monthly gross distributions for October, November and December 2024. On November 8, 2024, we announced the declaration of regular monthly gross distributions for January, February and March 2025, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
October 31, 2024	November 22, 2024	$0.21430	$0.21430	$0.21430
November 29, 2024	December 26, 2024	$0.21430	$0.21430	$0.21430
December 31, 2024	January 23, 2025	$0.21430	$0.21430	$0.21430
January 31, 2025	February 21, 2025	$0.21430	$0.21430	$0.21430
February 28, 2025	March 21, 2025	$0.21430	$0.21430	$0.21430
March 31, 2025	April 21, 2025	$0.21430	$0.21430	$0.21430
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

CRITICAL ACCOUNTING ESTIMATES

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our critical accounting policies.

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

See Note 8 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the fluctuations in global interest rates, inflationary pressures, the Russia-Ukraine war and more recently the ongoing conflicts in the Middle East introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business and Structure—Inflation has adversely affected the business, results of operations and financial condition of our portfolio companies” in our Annual Report.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least quarterly (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information relating to our investment valuation.

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

As of September 30, 2024, 93% of the investments at fair value in our portfolio were at floating rates, 5% bore interest at fixed rate and 2% were non-income producing. Additionally, 73% of the variable rate investments at fair value contained interest rate floors. The Facilities bear interest at variable rates with no interest rate floors. The August 2029 Notes have been swapped from a fixed rate to a floating rate through the interest rate swap. See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on the interest rate swap.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our September 30, 2024 consolidated statement of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$206	$65	$141
Up 200 basis points	$138	$43	$95
Up 100 basis points	$69	$22	$47
Down 100 basis points	$(69)	$(22)	$(47)
Down 200 basis points	$(138)	$(43)	$(95)
Down 300 basis points	$(206)	$(65)	$(141)
________________________________________

(1)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on the income based fee.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to Item 3.02 in our Current Reports on Form 8-K filed with SEC on July 22, 2024, August 21, 2024 and September 23, 2024 for information about unregistered sales of our equity securities during the quarter.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
4.1	Second Supplemental Indenture, dated as of October 2, 2024, relating to the 5.600% Notes due 2030, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Form 8-K (File No. 814-00663), filed on October 2, 2024).
4.2	Form of 5.600% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Fund’s Form 8-K (File No. 814-00663), filed on October 2, 2024).
4.3	Registration Rights Agreement, dated as of October 2, 2024, relating to the 5.600% Notes due 2030 by and among Ares Strategic Income Fund and BNP Paribas Securities Corp., BofA Securities, Inc., J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to the Fund's Form 8-K (File No. 814-006633), filed on October 2, 2024).
10.1	Third Amended and Restated Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on September 12, 2024).
10.2	Second Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.2 to the Fund’s Form 8-K (File No. 814-01512), filed on September 12, 2024).
10.3	Amendment No. 1 to Credit Agreement, dated as of August 2, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on August 7, 2024).
10.4	Omnibus Amendment to Transaction Documents, dated as of August 28, 2024, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as servicer, the lenders from time to time party thereto, and Société Générale, as agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on August 30, 2024).
10.5	Amendment No. 2 to Credit Agreement, dated as of August 29, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender*
10.6	Amendment No. 3 to Credit Agreement, dated as of October 4, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender*
10.7	Commitment Increase Agreement, dated as of October 25, 2024, among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent*
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ARES STRATEGIC INCOME FUND

Date: November 8, 2024	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

Date: November 8, 2024	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

Date: November 8, 2024	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer