Form 10-K
period 2024-12-31
ARES STRATEGIC INCOME FUND
filed 2025-03-10
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of December 31, 2024, there was no established public market for the registrant’s common shares of beneficial interest (“Common Shares”).

The number of the registrant’s Common Shares, $0.01 par value per share, outstanding as of March 7, 2025 was 204,965,496, 33,366,395 and 16,307,519 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude March 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES STRATEGIC INCOME FUND

PART I

Item 1.    Business

GENERAL

Ares Strategic Income Fund

Ares Strategic Income Fund, a Delaware statutory trust (together with its consolidated subsidiaries, where applicable, the “Fund,” which may also be referred to as “we,” “us” or “our”) formed on March 15, 2022, is a closed-end management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder, the “Investment Company Act.”

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We seek to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which we generally define as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. We expect that a majority of our investments will be in directly originated loans. For cash management and other purposes, we also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. We primarily invest in illiquid and restricted investments, and while most of our investments are expected to be in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we may also invest from time to time in non-U.S. companies. Our portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our investment adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under our Facilities (as defined below) and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. See “Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations (“CLOs”), while retaining all or most of the exposure to the performance of these investments. See “Risk Factors—Risks Relating to Our Business and Structure—We have formed and invested in and may in the future form or invest in CLOs, which subject us to certain structured financing risks.”

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

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares” and to funds or other investment vehicles managed by Ares or its affiliated companies, including our investment adviser, as “Ares funds.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 25 years and its partners have an average of approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. We have access to Ares’ investment professionals and operations management professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology, human resources and investor relations. As of December 31, 2024, Ares had over 1,100 professionals in investment groups and over 2,100 operations management professionals.

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

We commenced operations on December 5, 2022. We publicly offer on a continuous basis up to $7.5 billion of our common shares, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”). On April 17, 2023, we were granted an exemptive relief order from the SEC that permits us to issue multiple classes of our Common Shares and offer to sell any combination of our three classes of Common Shares, with a dollar value up to the maximum offering amount of $7.5 billion of our Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, we only offered and sold Class I shares and did not offer any Class S shares or Class D shares. The purchase price per share for each class of Common Shares equals our net asset value (“NAV”) per share, as of the day preceding the effective date of the monthly share purchase. The Offering is a “best efforts” offering, which means that Ares Wealth Management Solutions, LLC (“AWMS”), the intermediary manager for the Offering and an affiliate of our investment adviser, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares. We also engage in offerings of our unregistered Common Shares to non-U.S. investors pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S promulgated under the Securities Act.

Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2024, Ares had over 3,200 employees in over 35 offices in more than 15 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its distinct but complementary investment groups in credit, real assets, private equity and secondaries is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by origination, investment and portfolio management and valuation teams of approximately 230 U.S.-based investment professionals as of December 31, 2024 and led by certain partners of the Ares Credit Group: Kipp deVeer, Mitchell Goldstein and Michael L. Smith. Mitchell Goldstein and Michael L. Smith function as our portfolio managers and are jointly and primarily responsible for the day-to-day management of our portfolio. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

Ares operates integrated groups across credit, real assets, private equity and secondaries.

As of December 31, 2024, Ares oversaw a portfolio of investments in over 1,900 companies, over 1,750 alternative credit investments, over 555 properties, over 60 infrastructure assets and over 885 limited partnership interests across over 55 industries, which we believe provides us with access to an extensive network of relationships and insights into industry trends and the state of the capital markets. More specifically, our investment adviser provides us with investment advisory services pursuant to the Third Amended and Restated Investment Advisory and Management Agreement between us and our investment adviser (as may be amended and restated from time to time, the “investment advisory and management agreement”). Our investment adviser’s investment advisory business is served by a seasoned team within the Ares Credit Group. The Ares Credit Group is a leading manager of liquid and illiquid credit strategies across the non-investment grade credit universe, with approximately $348.8 billion of assets under management as of December 31, 2024. We believe our affiliation with the Ares Credit Group provides a distinct competitive advantage across the credit spectrum through Ares’ market presence, scale and origination capabilities. We believe the Ares Credit Group’s market information, company knowledge and industry insight benefits our investment adviser as it identifies attractive liquid and illiquid credit investment opportunities for us. The Ares Credit Group’s investment professionals maintain extensive financial sponsor and intermediary relationships, which we believe provides valuable insight and access to transactions and information for us. The Ares Credit Group’s relationship network includes over 565 financial sponsors in the U.S. and over 395 financial sponsors in Europe and over 100 global banking institutions, as well as privately held companies, investment advisors, boutique investment banks, law firms, consultants and other parties.

Broad Liquid and Illiquid Credit Strategy

The Ares Credit Group employs a broad credit investment strategy based on absolute and relative value considerations across both liquid and illiquid investments. Given the expansive credit strategy, the Ares Credit Group generally seeks to invest in multiple industries and geographies across the fixed income market, primarily in below investment grade instruments, including below investment grade bonds which are sometimes referred to as “high yield bonds” or “junk bonds.” For liquid credit investments, the Ares Credit Group screens for attractive opportunities in the primary and secondary investment universe of approximately 1,200 bank loans and approximately 1,000 high yield issuers. Due to the scale of the Ares Credit Group and its relationships with underwriters, we believe it sees substantially all new issues in the broadly syndicated loan and high yield bond markets that meet our size criteria. As such, the Ares Credit Group’s investment team members have familiarity with the universe of issuers which we believe facilitates both primary and secondary idea generation. For illiquid credit investments, the Ares Credit Group focuses on self-originating investments by pursuing a broad array of opportunities across multiple channels. We believe the Ares Credit Group’s sourcing advantages allows for enhanced asset selectivity as we believe there is a significant relationship between proprietary deal origination and credit performance.

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

Seasoned and Integrated Investment Team

The investment professionals in the Ares Credit Group have significant experience investing across market cycles. We believe this experience provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of credit investments. Within the Ares Credit Group, there are over 545 dedicated investment professionals, including over 85 partners with an average of approximately 26 years of experience. Additionally, the Ares Credit Group’s investment professionals operate on an integrated basis through the effective application of the principle of collaboration, which takes place on an ongoing basis, but is formally promoted through sophisticated internal systems and widely attended weekly or monthly meetings.

THE BOARD OF TRUSTEES

Overall responsibility for our oversight rests with the board of trustees. We have entered into our investment advisory and management agreement with our investment adviser, pursuant to which our investment adviser manages the Fund on a day-to-day basis. The board of trustees is responsible for overseeing our investment adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, our second amended and restated bylaws (as such may be amended and restated from time to time, the “bylaws”) and applicable provisions of state and other laws. Our investment adviser keeps the board of trustees well informed as to our investment adviser’s activities on our behalf and our investment operations and provides the board of trustees with additional information as the board of trustees may, from time to time, request. The board of trustees is currently composed of seven members, four of whom are trustees who are not “interested persons” of us or our investment adviser as defined in the Investment Company Act.

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

The foundation of Ares’ investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. Ares also recognizes the importance of considering environmental, social and governance (“ESG”) factors in the investment-decision making process in accordance with its Responsible Investment Program. We follow a rigorous investment process based on:

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

For illiquid credit, the Ares Credit Group employs a multi-channel approach to direct origination, which includes relationships with financial sponsors, management teams, lawyers, accountants, intermediaries and M&A advisors. The Ares Credit Group typically reviews over 1,600 distinct U.S. direct lending transaction opportunities annually, with a closing ratio of approximately 3-5%.

For liquid credit, the Ares Credit Group screens for attractive opportunities in the primary and secondary investment universe of approximately 1,200 bank loans and approximately 1,000 high yield issuers. Due to the scale and relationships of the Ares Credit Group, it sees substantially all new issues in the bank loan and high yield bond markets. As such, the investment team members have familiarity with the universe of issuers which facilitates both primary and secondary idea generation.

The Investment Process

Our portfolio is managed by Mitchell Goldstein and Michael L. Smith, who serve as Co-Heads of the Ares Credit Group. In managing the portfolio, Mitchell Goldstein and Michael L. Smith serve on the Ares Credit Group’s Ares Strategic Income Fund investment committee (the “ASIF investment committee”), which is comprised of portfolio managers and investment professionals from a number of our underlying credit disciplines.

ASIF investment committee meetings cover a variety of topics. The forum is intended to facilitate a congress of expert opinions from across the credit spectrum. Members discuss macroeconomic trends, U.S. and global growth (or contraction), labor market trends, inflation trends, fiscal and monetary policy trends, asset valuations, liquidity conditions and investor sentiment. Each is addressed with respect to its potential effect on lending conditions and credit spreads across underlying asset classes. Unanimous consent is encouraged but not required. However, the agenda tends to facilitate development of broad “house views” as to macroeconomic forecasts. Specific focus is given to the subject of valuation, and whether each credit asset class is priced attractively relative to its fundamental (absolute) risk and also by comparison to other credit assets. Healthy disagreement on this topic is encouraged, and particular consideration is given to the spreads at which most recent loans or bonds have been underwritten by the investment teams of each asset class. The end objective is to determine which asset classes provide the most attractive risk-adjusted returns.

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

In the case of our first and second lien senior secured loans, subordinated debt and preferred equity investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to generally seeking a senior position in the capital structure of our portfolio companies, we will seek, where appropriate, to limit the downside potential of our investments by:

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

•other private and public finance companies, BDCs and asset managers; and

•selected secondary market assets.

From time to time, we may engage in discussions with counterparties in respect of various potential strategic acquisition and investment transactions, including potential acquisitions of other finance companies, BDCs and asset managers. Some of these transactions could be material to our business and, if completed, could be difficult to integrate, result in increased leverage or dilution and/or subject us to unexpected liabilities. However, we have not engaged in any discussions that have progressed to the point at which the completion of any such transaction could be deemed to be probable or reasonably certain as of the date of this Annual Report. Completion of any such transaction would be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of trustees, any required third party consents and, in certain cases, the approval of our shareholders. We cannot predict how quickly the terms of any such transaction could be finalized, if at all. Accordingly, there can be no assurance that such transaction would be completed. In connection with evaluating potential strategic acquisition and investment transactions, we may incur significant expenses for the evaluation and due diligence investigation of these potential transactions.

Industry and Geographic Region Compositions

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The industries in the table listed below are where we have focused our investing activities; however, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2024 were as follows:

As of December 31, 2024
Industry
Software and Services	21.8%
Health Care Equipment and Services	9.0
Capital Goods	8.8
Consumer Services	8.7
Commercial and Professional Services	7.3
Financial Services	6.7
Insurance	6.3
Media and Entertainment	5.8
Pharmaceuticals, Biotechnology and Life Sciences	4.7
Investment Funds and Vehicles	4.2
Consumer Distribution and Retail	2.7
Materials	2.3
Food and Beverage	1.7
Consumer Durables and Apparel	1.5
Automobiles and Components	1.5
Other	7.0
Total	100.0%

As of December 31, 2024
Geographic Region
United States	90.3%
Europe	5.5
Bermuda/Cayman Islands	2.9
Canada	1.2
Other	0.1
Total	100.0%

As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value).

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each liquid and illiquid investment. Real-time monitoring of individual credits or collateral, as applicable, and portfolio metrics are critical to our ongoing portfolio optimization and risk management goals.

For liquid investments, each position is actively monitored by the liquid credit research team members responsible for coverage of a particular company or investment. The research team tracks credit and industry specific developments, as well as price movements, for shifts in relative value that may trigger a buy or sell recommendation. Ongoing monitoring and due diligence includes, but is not limited to, interaction with management, review of company and comparable financial results, company visits, participation in industry and sell-side research conferences, conversations with ratings agencies, industry experts and real-time analysis of price movements in the credit and equity markets. Notable credit developments and/or price movements are discussed real-time with portfolio management and the trading desk and may be discussed at relevant ASIF investment committee meetings.

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

As of December 31, 2024, the weighted average grade of the investments in our portfolio at fair value was 3.0. For more information on our portfolio investment grades, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

We believe that the relationships of the members of the ASIF investment committee and of the partners of Ares enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. We believe that Ares’ professionals’ deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information. We use the industry information of Ares’ investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

NON-EXCHANGE TRADED, PERPETUAL-LIFE BDC

We are a non-exchange traded BDC, meaning our Common Shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration that does not intend to complete a liquidity event within any specific time period, if at all, and whose Common Shares are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we have implemented a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. However, the determination to repurchase our Common Shares in any particular quarter is solely at the board of trustees’ discretion and we are not obligated to offer to repurchase our Common Shares in any particular quarter or at all. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 230 U.S.-based investment professionals as of December 31, 2024 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, we do not have a formal employee relations policy.

INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT

Management Services

Ares Capital Management serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Subject to the overall supervision of our board of trustees and in accordance with the Investment Company Act, our investment adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the investment advisory and management agreement, our investment adviser:

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

Compensation of Our Investment Adviser

Pursuant to the investment advisory and management agreement and subject to the overall supervision of our board of trustees, our investment adviser provides investment advisory and management services to us. For providing these services, our investment adviser receives fees from us consisting of a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our shareholders.

Base Management Fee
The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the investment advisory and management agreement, “net assets” means our total assets less liabilities, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”).

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Income Based Fee

The portion of the incentive fee based on our income is based on pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. “Pre-incentive fee net investment income” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement entered into between us and our administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the income based fee it receives that is based on accrued income that we never actually receive. Pre-incentive fee net investment income is not adjusted for incentive fee payments or any shareholder servicing and/or distribution fees paid with respect to Class S shares and Class D shares. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than we may ultimately realize and that may ultimately be distributed to common shareholders. See “Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could impact our investment returns” and “Risk Factors—Risks Relating to Our Business and Structure—We may be obligated to pay our investment adviser certain fees even if we incur a loss.”

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

Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 1800 Avenue of the Stars, Suite 1400, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of trustees, including our independent trustees, approved the initial administration agreement with our administrator, Ares Operations, at a board meeting held on September 9, 2022, the amended and restated administration agreement at a board meeting held on May 22, 2023 and the second amended and restated administration agreement currently in place at a board meeting held on September 5, 2024. In approving the administration agreement, the board of trustees considered information with respect to the nature, extent and quality of services to be provided to us by the administrator, the reasonableness of the estimated costs of the services to be provided by the administrator, whether we would be able to obtain similar services at cost from other third-party service providers, and the limited potential for additional benefits to be derived by the administrator and its affiliates as a result of our proposed relationship with the administrator. Pursuant to the administration agreement, our administrator furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, our administrator may also arrange for the services of, and oversee custodians, depositories, transfer agents, escrow agents, distribution disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that we are required to maintain and preparing all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to shareholders. In addition, our administrator assists us in determining and publishing our NAV, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of our administrator’s overhead and other expenses (including travel expenses) incurred by our administrator in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the year ended December 31, 2024, we incurred $6 million in administrative and other fees, including certain costs that are reimbursable to our investment adviser under the investment advisory and management agreement or our administrator under the administration agreement, all of which have been supported by our investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

Board Approval of the Investment Advisory and Management Agreement

Our board of trustees, including our independent trustees, approved the initial investment advisory and management agreement at a meeting held on September 9, 2022, the amended and restated investment advisory and management agreement at a meeting held on March 3, 2023, the second amended and restated investment advisory and management agreement at a meeting held on May 22, 2023 and the third amended and restated investment advisory and management agreement currently in place at a meeting held on September 5, 2024.

At an in-person meeting on May 9, 2024, our board of trustees, including a majority of our independent trustees, voted to approve the continuation of our investment advisory and management agreement until June 6, 2025. In voting to approve the investment advisory and management agreement and the continuation thereof, our independent trustees consulted in executive session with their independent legal counsel regarding the approval of such agreement. In reaching a decision to approve the investment advisory and management agreement, the board of trustees reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of the advisory and other services provided to the Fund by our investment adviser;

•the advisory fee paid by us to our investment adviser under the investment advisory and management agreement as compared to the advisory fees paid by other funds and accounts managed by our investment adviser with similar investment strategies as well as the fees and expenses of comparable BDCs;

•the long- and short-term investment performance of the Fund and the long- and short-term investment performance of our investment adviser;

•the allocation methodology of costs of the services provided by our investment adviser (including the base management fee, the incentive fee based on income and the incentive fee based on capital gains (including the applicable hurdle rates and conditions for the deferral of fee payments) and expense ratios) under the investment advisory and management agreement;

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

In voting to approve the investment advisory and management agreement, our board of trustees, including all of the trustees who are not “interested persons,” of us, made the following conclusions:

•Nature, Extent and Quality of Services. Our board of trustees considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from our investment adviser’s investment professionals’ significant capital markets, trading and research expertise, the employment of our investment adviser’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of our investment objective. Our board of trustees also considered our investment adviser’s personnel and their prior experience in connection with the types of investments to be made by us, including such personnel’s network of relationships with intermediaries focused on U.S. middle- market companies and other companies in which we may make investments. Our board of trustees also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of trustees considered the other terms and conditions of the investment advisory and management agreement, including that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of trustees reviewed separately) are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party service providers or through an internally managed structure. In addition, our board of trustees considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days’ written notice to our investment adviser. Our board of trustees further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in U.S. middle-market companies and other companies in which we may make investments, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

•Investment Performance. Our board of trustees reviewed the investment performance and our investment adviser, as well as comparative data with respect to the investment performance of other externally managed BDCs and their investment advisers. Our board of trustees determined that our investment adviser was delivering results consistent with our investment objective and that our investment performance was generally above average when compared to comparable BDCs, including based on a one-year time period. Our board of trustees further determined that in light of our performance history, our investment adviser’s experience with our particular investment objective and policies and our investment adviser’s commitment to us, our investment adviser was well-positioned to manage our investment performance, including through volatile market conditions, with the approval of the investment advisory and management agreement.

•Costs of the Services Provided to the Fund. Our board of trustees considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fee or similar fees (including applicable hurdle rates, other payment conditions and/or fee waivers)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost.

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

Based on the information reviewed and the factors discussed above, our trustees (including those trustees who are not “interested persons” of the Fund) concluded that the terms of the investment advisory and management agreement, including the fee rates thereunder, are fair and reasonable in relation to the services to be provided and approved the investment advisory and management agreement as being in the best interests of the Fund and its shareholders.

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

SHAREHOLDER SERVICING AND/OR DISTRIBUTION FEES

Pursuant to Rule 12b-1 under the Investment Company Act, we adopted a shareholder servicing and distribution plan pursuant to which Class S shares and Class D shares are subject to shareholder servicing and/or distribution fees. The following table shows the shareholder servicing and/or distribution fees we and, ultimately, certain classes of our common shareholders, pay the Intermediary Manager with respect to Class S shares and Class D shares on an annualized basis as a percentage of our NAV for such class. No shareholder servicing and/or distribution fees are paid with respect to Class I shares.

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

Eligibility to receive shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of our other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

    Our investment adviser, or its affiliates, may pay additional compensation out of its own resources (i..e., not Fund assets) to certain selling agents or financial intermediaries in connection with the sale of our Common Shares. The additional compensation may differ among brokers or dealers in amount or in the amount of calculation. Payments of additional compensation may be fixed dollar amounts or, based on the aggregate value of outstanding Common Shares held by our common shareholders introduced by the broker or dealer, or determined in some other manner. The receipt of the additional compensation by a selling broker or dealer may create potential conflicts of interest between an investor and its broker or dealer who is recommending us over other potential investments.

EXPENSE SUPPORT AND CONDITIONAL REIMBURSEMENT AGREEMENT

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser, pursuant to which, among other things, our investment adviser has agreed to advance all of our estimated organization and initial offering expenses. Our initial offering expenses include, but are not limited to those incurred in connection with the agreements we entered into with several investors beginning in November 2022 and ending on January 30, 2023 pursuant to which such investors committed to purchase our Class I shares (the “Private Placement”). See Note 1 to our consolidated financial statements for the year ended December 31, 2024 for more information on the Private Placement.

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

SHARE REPURCHASE PROGRAM

We have commenced a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all our common shareholders and filed with the SEC on Schedule TO. All of our common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us, pursuant to the terms of each tender offer, will be retired and thereafter will be authorized and unissued shares.

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

The plan adopted by us pursuant to Rule 18f-3 under the Investment Company Act so that we may issue multiple classes of Common Shares (the “Multiple Class Plan”) provides that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

If shareholders seek to have an amount of shares repurchased that exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. We have no obligation to repurchase shares.

We do not intend to list our Common Shares on any national securities exchange. Because no public market exists nor is expected for the Common Shares, shareholders will likely have limited ability to sell their Common Shares absent a liquidity event. We currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

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

LEVERAGE

We may from time to time borrow funds to make investments, a practice known as “leverage,” to attempt to increase returns to our common shareholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 150% (or 200% if certain requirements under the Investment Company Act are not met) after such borrowing. On October 7, 2022, our sole initial shareholder approved a proposal that allowed us to reduce our asset coverage ratio applicable to senior securities from 200% to 150%.

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of trustees’ assessments of market and other factors at the time of any proposed borrowing. As of March 7, 2025, we had $5.1 billion in total aggregate principal amount of debt outstanding under our various debt instruments. See “Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” as well as Notes 5 and 13 to our consolidated financial statements for the year ended December 31, 2024.

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

The Investment Company Act also requires that a majority of our trustees be persons other than “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act, who we refer to as “independent trustees.” In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by holders of at least a majority of our outstanding voting securities. Under the Investment Company Act, the vote of holders of at least a “majority of outstanding voting securities” means the vote of the holders of the lesser of: (a) 67% or more of the outstanding Common Shares present at a meeting or represented by proxy if holders of more than 50% of the Common Shares are present or represented by proxy or (b) more than 50% of the outstanding Common Shares.

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

We do not intend to acquire securities issued in any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the Investment Company Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate unless certain conditions are met. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our common shareholders to additional expenses.

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

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at 866-324-7348, by sending an email to us at wmsoperations@aresmgmt.com or on our website at https:// www.areswms.com/solutions/asif. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report. The SEC maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at http://www.sec.gov.

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.

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

We are exposed to risks associated with changes in interest rates including the current interest rate environment.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

The U.S. Federal Reserve (“Federal Reserve”) decreased the federal funds rate multiple times in 2024 after a sustained period of historically high rates. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Conversely, in periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” We have entered into certain hedging transactions, such as interest rate swaps, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risks Relating to Our Investments—We may expose ourselves to risks if we engage in hedging transactions.”

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

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been or may be impacted by inflation. U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. See “We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

The departure or misconduct of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares’ investment professionals or its information and deal flow. Further, there can be no assurance that we will replicate our own, our affiliates’, or Ares’ historical success, including that of Ares Capital Corporation, and we caution that our investment returns could be substantially lower than the returns achieved by other Ares funds.

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the ASIF investment committee have substantial responsibilities in connection with their roles at Ares and with other Ares funds as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that Ares will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities, which includes our senior secured revolving credit agreement, dated as of December 20, 2022 (as amended, the “Revolving Credit Facility”), our loan and servicing agreement, dated as of July 26, 2023 (as amended, the “SG Funding Facility”), our credit agreement, dated as of March 1, 2024 (as amended, the “SB Funding Facility”) and our revolving credit and security agreement, dated as of November 26, 2024 (the “BNP Funding Facility” and, together with the Revolving Credit Facility, the SG Funding Facility and the SB Funding Facility, the “Facilities”) or cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our common shareholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. See “The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.”

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

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from making distributions and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing our Common Shares. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2024, our asset coverage calculated in accordance with the Investment Company Act was 227%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

As of December 31, 2024, we had approximately $1.7 billion of outstanding borrowings under the Facilities. In addition, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”) had approximately $476 million in aggregate principal amount outstanding of the notes offered in the ADL CLO 3 debt securitization (the “ADL CLO 3 Debt Securitization”) that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”), excluding the approximately $218 million of subordinated notes that mature on January 20, 2037 issued by ADL CLO 3 which were retained by us and eliminated in consolidation (the “January 2037 CLO Subordinated Notes”), and we had approximately $2.5 billion in aggregate principal amount outstanding of senior unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively referred to all such series as the “Unsecured Notes”).

(dollar amounts in thousands) Unsecured Notes	Aggregate Principal Amount Issued	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000,000	November 21, 2024	March 15, 2028
August 2029 Notes	$700,000	June 5, 2024	August 15, 2029
February 2030 Notes	$750,000	October 2, 2024	February 15, 2030

In order for us to cover our annual interest payments on our outstanding indebtedness as of December 31, 2024, we must achieve annual returns on our December 31, 2024 total assets of at least 2.4%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2024 was 6.3%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2024 for subsequent events relating to an additional issuance of senior unsecured notes.

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

The Facilities, the ADL CLO 3 Debt Securitization and the Unsecured Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.3% as of December 31, 2024, together with (a) our total value of net assets as of December 31, 2024; (b) approximately $4.6 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2024 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses)(1)	-10.00%	-5.00%	—%	5.00%	10.00%
Corresponding Return to Common Shareholders(2)	-25.48%	-15.19%	-4.89%	5.40%	15.70%
_______________________________________________________________________________

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.

(2)In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets as of December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.3% by the approximately $4.6 billion of principal debt outstanding as of December 31, 2024) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding Return to Common Shareholders.”

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our indebtedness.

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

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, shareholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our Common Shares to increase more sharply than it would had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay distributions on our Common Shares, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities, the ADL CLO 3 Debt Securitization and the Unsecured Notes contain various covenants that, if not complied with, could accelerate repayment under the Facilities, the ADL CLO 3 Debt Securitization and the Unsecured Notes thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing the Facilities, the ADL CLO 3 Debt Securitization and the Unsecured Notes require us and any future agreements governing any debt facilities may require us, to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•restrictions on our ability to incur liens; and

•maintenance of a minimum level of shareholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants in the Facilities, the ADL CLO 3 Debt Securitization and the Unsecured Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities, the ADL CLO 3 Debt Securitization and the Unsecured Notes. Failure to comply with these covenants could result in a default under the Facilities, the ADL CLO 3 Debt Securitization and the Unsecured Notes, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We have formed and invested in and may in the future form or invest in CLOs, which subject us to certain structured financing risks.

To finance certain investments, we have completed a debt securitization through a collateralized loan obligation (“CLO”) and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more additional CLOs, while retaining all or most of the exposure to the performance of such investments. As of December 31, 2024, we have completed one debt securitization in November 2024 through ADL CLO 3, which has approximately $476 million in aggregate principal amount of January 2037 CLO Notes issued and outstanding (excluding the January 2037 CLO Subordinated Notes). Our current CLO involves, and any additional CLOs would involve, a contribution by us of a pool of assets to a special purpose entity, and a sale of debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

In addition, we may invest in securities of CLOs managed by other investment advisers. Our interests in these CLOs would likely be considered a “non-qualifying” portfolio interest for purposes of the Investment Company Act. If we invest in CLOs we create, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the Annual Distribution Requirement (defined below) for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by the owner of equity interests in the CLO.

The manager for a CLO that we create may be us, our investment adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent our investment adviser or an affiliate other than us serves as manager and we are obligated to compensate our investment adviser or the affiliate for such services, we, our investment adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our common shareholders, pay no additional management fee to our investment adviser or the affiliate in connection therewith. Our investment adviser serves as asset manager to ADL CLO 3 under an asset management agreement with such entity and is entitled to receive compensation for structuring and/or management services. Our investment adviser has agreed to waive any management fees from ADL CLO 3. To the extent we serve as the manager, we will waive any right to receive fees for such services from us (and indirectly our common shareholders) or any affiliate.

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

As a BDC, we are prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent trustees and, in some cases, of the SEC. Among other things, any person that, directly or indirectly, owns, controls or holds with the power to vote 5% or more of our outstanding voting securities is an affiliate of ours for the purposes of the Investment Company Act. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for our investment adviser between our interests and the interests of such affiliate, in that the ability of our investment adviser to recommend actions in our best interest may be limited. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The Investment Company Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates which could include investments in the same portfolio company (whether at the same or different times), without the prior approval of our independent trustees and, in cases where the affiliate is presumed to control us (i.e., they own more than 25% of our voting securities), prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than our securities) from or to any portfolio company of a fund managed by any affiliate of our investment adviser, or entering into joint arrangements, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that may otherwise be available to us.

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

Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of Ares funds, Ares, other Ares-affiliated entities and the employees of Ares. Certain of our executive officers and trustees, and members of the ASIF investment committee, serve or may serve as officers, trustees or principals of other entities, including other Ares funds. These officers and trustees will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our common shareholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of the ASIF investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our investment adviser will devote as much time to the management of us as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among us, and investment vehicles managed by our investment adviser or one or more of its affiliates. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles.

In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by us. Consequently, we, and these other entities, may from time to time pursue the same or similar capital and investment opportunities. Pursuant to its investment allocation policy, Ares and its controlled affiliates, including our investment adviser, endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by other Ares funds and, if given such opportunity, may not be allowed to participate in such investments without the prior approval of our trustees who are not interested persons and, in some cases, the prior approval of the SEC. In addition, there may be conflicts in the allocation of investments among us and other Ares funds or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-Investment Exemptive Order. Further, such other Ares funds may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares funds, particularly if we and such other Ares funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by another Ares fund that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

We may from time to time, and subject to requirements under the Investment Company Act, offer to sell assets to vehicles managed by one or more of our affiliates or we may purchase assets from vehicles managed by one or more of our affiliates. In addition, vehicles managed by one or more of our affiliates may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by one of our affiliates (including our investment adviser). In addition, subject to the limitations of the Investment Company Act and conditions of the Co-Investment Exemptive Order, we may invest in loans, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Ares funds.

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

The incentive fee payable by us to our investment adviser that relates to our pre-incentive fee net investment income is computed and paid on income that may include income that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of such fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never actually receive.

Our investment advisory and management agreement renews for successive annual periods if approved by our board of trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our independent trustees. However, both we and our investment adviser have the right to terminate the agreement without penalty upon 60 days’ written notice by the Fund or upon 120 days’ written notice by our investment adviser to the other party. In addition, if we elect to continue operations following termination of the investment advisory and management agreement by the investment adviser, the investment adviser will pay all expenses incurred as a result of its withdrawal. Moreover, conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation to our investment adviser. While any material change to the investment advisory and management agreement must be submitted to shareholders for approval under the Investment Company Act, we may from time to time decide it is appropriate to seek shareholder approval to change the terms of the agreement.

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

As of December 31, 2024, there was $55 million of expenses supported by our investment adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement (including $2.5 million of base management fee and $1.3 million of incentive fee for which our investment adviser has agreed not to seek recoupment). Our future repayment of amounts reimbursed or waived by our investment adviser or its affiliates, pursuant to the Expense Support and Conditional Reimbursement Agreement, will immediately reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which shareholders would otherwise be entitled. We are unable to predict when we, and ultimately our common shareholders, will repay expenses advanced by our investment adviser because repayment under the Expense Support and Conditional Reimbursement Agreement is conditioned upon the occurrence of certain events, and the investment adviser can waive reimbursement of expenses in any applicable month. In addition, holders of Class S shares and Class D shares may be impacted by the shareholder and/or distribution fees borne by such classes resulting in a decline in our returns and our distributions payable in the class of Common Shares upon which such fees are being paid.

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

Our common shareholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual shareholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of dispositions of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one shareholder than for another shareholder, especially with respect to shareholders’ individual tax situations. In selecting and structuring investments appropriate for us, our investment adviser will consider our investment and tax objectives and those of our common shareholders, as a whole, not the investment, tax or other objectives of any common shareholder individually.

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

To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our common shareholders (the “Annual Distribution Requirement”). We have the ability to pay a large portion of our distributions in our shares, and as long as a portion of such distribution is paid in cash and other requirements are met, such distributions will be taxable as a distribution for U.S. federal income tax purposes. This may result in our U.S. shareholders having to pay tax on such distributions, even if no cash is received, and may result in our non-U.S. shareholders being subject to withholding tax in respect of amounts distributed in our shares. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to corporate-level income tax on all of our income and/or gains.

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

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments at least monthly at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments at least quarterly (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each calendar month by our investment adviser, and a portion of our investment portfolio at fair value is subject to review by an IVP each month. However, we may use these IVPs to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment adviser’s valuation process within the context of performing our financial statement audit.

The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our NAV per share could be adversely affected if our determinations regarding the fair value of these investments are higher than the values that we realize upon disposition of such investments.

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

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we do not or are perceived to not act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the brand of our existing and future portfolio companies or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Conversely, “anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted or proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to such legislation viewed our investment adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, the new Presidential Administration signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential investigations of certain private entities, including publicly traded companies. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of ESG related practices could expose our investment adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

Additionally, certain regulations related to ESG that may be applicable to us and our portfolio companies could adversely affect our business. The European Commission’s “action plan on financing sustainable growth” (“Action Plan”) is designed to, among other things, define and reorient investment toward more sustainable economic activities. The Action Plan contemplates, among other things: establishing European Union (the “EU”) labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around sustainability and increasing the transparency of companies on their ESG policies and related processes and management systems; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. Broadly, CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). CSRD requires a broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce reports on sustainability-related matters within their financial statements. CSRD remains subject to changes and there can be no assurance that developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within scope of CSRD and this may lead to increased management burdens and costs. There is a risk that a significant reorientation in the market following the implementation of these regulations could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures.

We, our executive officers, trustees, and our investment adviser, its affiliates and/or any of their respective principals and employees could be the target of litigation or regulatory investigations.

We as well as our investment adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we, our executive officers, trustees, and our investment adviser, its affiliates and/or any of their respective principals and employees will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, the new presidential administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over our industry. Any changes or reforms may impose additional costs or result in other limitations on us.

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

Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. These risks would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence (with respect to the performance of duties or obligations under the investment advisory and management agreement), negligence (with respect to the performance of duties or obligations under the administration agreement), or reckless disregard of the duties and obligations under the investment advisory and management agreement or administration agreement, as applicable, in each case, as applicable, by our investment adviser, our administrator, any of their respective members and any of their respective officers, managers, partners, agents, employees, controlling persons, members and any other affiliated persons, or any of our officers, be borne by us and would reduce our net assets. Our investment adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.

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

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial condition and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the new Presidential Administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Our investment adviser’s liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of trustees in declining to follow our investment adviser’s advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our investment adviser’s duties or obligations under the investment advisory and management agreement or otherwise as an investment adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risks Relating to Our Investments—Our investment adviser’s fee structure may create an incentive for it to make certain investments on our behalf, including speculative investments.”

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

Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence, such as GPT-4o. We cannot fully determine the impact of such evolving technology to our business at this time.

RISKS RELATING TO OUR INVESTMENTS

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our NAV.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our investment adviser, as our board of trustees’ valuation designee (as defined in Rule 2a-5 under the Investment Company Act), subject to the oversight of our board of trustees. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The current macroeconomic environment is characterized by labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

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

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee and incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common shareholders will bear their share of the base management fee and incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

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

Our investment adviser’s fee structure may create an incentive for it to make certain investments on our behalf, including speculative investments.

The fees payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our investment adviser is determined, which is calculated as a percentage of the return on NAV, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our Common Shares and the holders of securities convertible into our Common Shares. In addition, our investment adviser will receive the capital gains incentive fee based, in part, upon net capital gains realized on our investments. Unlike the incentive fee, there is no hurdle rate applicable to the capital gains incentive fee. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee is computed and paid on income that has been accrued but not yet received in cash, including as a result of investments with a deferred interest feature such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the fees it received that were based on such accrued income that we never actually received.

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

We have entered and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. The fair value (rather than the notional value) of any derivatives or swaps we enter into will be included in our calculation of gross assets for purposes of calculating the base management fee. Additionally, derivatives and swaps will be accounted for as realized or unrealized gains (losses) for accounting purposes and could impact the portion of the incentive fee based on realized capital gains. As a result, any derivatives we enter into that result in realized gains may increase the amount of the fees shareholders will be required to pay us.

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

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

RISKS RELATING TO AN INVESTMENT IN OUR COMMON SHARES

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from any securities offering. Therefore, portions of the distributions that we make may represent a return of capital to a shareholder that will lower such shareholder’s tax basis in its Common Shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or repurchase of such shares, and reduce the amount of funds we have for investment in targeted assets.

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

Although payments under the Expense Support and Conditional Reimbursement Agreement will not be directly used to fund distributions, substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by our investment adviser and its affiliates, including through any potential waiver of certain investment advisory fees by our investment adviser. Investment advisory fees (including the base management fee and any incentive fee) that have been waived by our investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement since our commencement of operations and through July 31, 2023 will not be subject to recoupment pursuant to the Expense Support and Conditional Reimbursement Agreement. Other expenses that were assumed by our investment adviser since the commencement of our operations continue to be subject to recoupment under the terms of the Expense Support and Conditional Reimbursement Agreement. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser and its affiliates continue to make such reimbursements or waivers of such fees. As of December 31, 2024, there was approximately $55 million of expenses supported by our investment adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement (including $2.5 million of base management fee and $1.3 million of incentive fee for which our investment adviser has agreed not to seek recoupment). Our future repayment of amounts reimbursed or waived by our investment adviser or its affiliates, pursuant to the Expense Support and Conditional Reimbursement Agreement, will immediately reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which shareholders would otherwise be entitled. Further, there can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our investment adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses we may incur in future periods; however, if our investment adviser chooses to advance any future expenses, this may prevent or reduce a decline in NAV until we repay such expenses by mitigating the effects of such advanced expenses would have on us.

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

Certain investors will be subject to Exchange Act filing requirements.

Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our common shareholders who choose to reinvest their distributions may see their percentage stake in the Fund increase to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our common shareholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Fund profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

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

The capital and credit markets have in the past experienced periods of extreme volatility and disruption. The NAV for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, instability in the Chinese capital markets and global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and distributions and adversely affect our financial prospects and condition.

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

Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our investment adviser, our administrator, or their employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect.

Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our investment adviser’s employees, our administrator’s employees, their affiliates’ employees, our investors and others, and other sensitive information that Ares collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and Ares must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our and Ares’ cybersecurity risks. The result of any security incident or cyber-attack may include disrupted operations, including in our and our investment adviser’s operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our investment adviser’s employees’, our administrator’s employees’, their affiliates’ employees’, our investors’, our counterparties’ or third parties’ operations.

Although we are not currently aware of any security incidents or cyber-attacks that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Security incidents or cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties, as well as through employee malfeasance. We or our third-party providers may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential, personal and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party service providers for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we rely on the cybersecurity strategy and policies implemented by Ares, which includes the performance of risk assessments on other third-party service providers, our reliance on them and their potential reliance on other third-party service providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on Ares, on us or on our third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that third parties and infrastructure in Ares’ networks and Ares’ and our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to Ares’ information technology systems or the third-party information technology systems that support our services. Ares’ and our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party service providers.

Security incidents and cyber-attacks may originate from a wide variety of sources, and while Ares has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched, and may be enhanced by artificial intelligence technologies. Ares relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks, there can be no assurance that any of these measures prove effective. Ares expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

Our portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or cyber-attack than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require applicable portfolio companies to increase preventative security measures or expand insurance coverage.

In addition, cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. We will need to comply with this amended rule beginning December 2025. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and Ares’ policies and systems designed to manage our cybersecurity risks and our related disclosures. We also may face increased costs to comply with the new SEC rules, including Ares’ increased costs for cybersecurity training and management, a portion of which may be allocated to us. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

We are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws could impact our business and financial performance.

Many jurisdictions in which we operate have laws and regulations relating to data protection, privacy, cybersecurity and information security to which we may be subject, including, the California Consumer Privacy Act (the “CCPA”), the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR (collectively, “Privacy Laws”). These Privacy Laws and related regulations are quickly evolving and may conflict with one another. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted. In addition, compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and our investment adviser and require the dedication of additional time and resources to compliance by us, our investment adviser or Ares. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage.

Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our, our investment adviser’s or Ares’ contractual or other legal obligations regarding such data or intellectual property or a violation of Ares’ privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

There may be substantial financial penalties or fines for breach of Privacy Laws (which may include insufficient security for personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500 per violation, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business, and compliance may be complicated by conflicting or inconsistent laws and regulations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent of both our investment adviser and our administrator. Ares Management’s cybersecurity strategy prioritizes the detection and analysis of, and response to, known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares Management’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares Management’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

Ares Management’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our investment adviser or our administrator. Ares Management’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity threats, including those which may impact us, our investment adviser or our administrator, is integrated into Ares Management’s Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares Management ERC”), as discussed below. In addition, Ares Management periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of our investment adviser and our administrator. Ares Management also has annual certification requirements for employees, including employees who provide services to us pursuant to our investment advisory and management agreement and our administration agreement with respect to certain policies supporting the cybersecurity program including Ares Management’s Information Security and Electronic Communications policy, Data Protection policy and Privacy Policy. Ares Management undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party service providers and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our investment adviser, or our administrator, Ares Management has developed an incident response plan that provides guidelines for responding to an incident and facilitates coordination across multiple operational functions of Ares Management, including coordinating with the relevant employees of our investment adviser and our administrator. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares Management’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares Management ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares Management, as well as to the audit committee of our board of trustees and to our full board of trustees, if appropriate.

Material Impact of Risks from Cybersecurity Threats

We have not experienced an information security breach incident that has materially affected our business strategy, results of operations or financial condition. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO reports cybersecurity updates to the Ares Management ERC. The Ares Management ERC is a committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its Chief Executive Officer, Co-Presidents, Chief Financial Officer, General Counsel, Global Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and employees of our investment adviser and administrator, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls and ongoing cybersecurity efforts.

The audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Periodically, reports are provided to our audit committee as well as our full board of trustees, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Ares Management’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167 and are provided by our administrator or one of its affiliates in accordance with the terms of the administration agreement.

Item 3.    Legal Proceedings

From time to time, we, our executive officers, trustees and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings.

We and our investment adviser are also subject to extensive regulation, which, from time to time, results in requests for information from us or our investment adviser or legal or regulatory proceedings or investigations against us or our investment adviser. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuances

We currently issue three classes of our common shares of beneficial interest: Class I shares, Class S shares and Class D shares (“Common Shares”). The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Shares of our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

As of March 7, 2025, there were 5,440 holders of record of our Class I common shares, 7,552 holders of record of our Class S common shares and 820 holders of record of our Class D common shares.

We determine our net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I shares, Class S shares and Class D shares for the year ended December 31, 2024:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45
July 31, 2024	$27.44	$27.44	$27.44
August 31, 2024	$27.41	$27.41	$27.41
September 30, 2024	$27.45	$27.45	$27.45
October 31, 2024	$27.49	$27.49	$27.49
November 30, 2024	$27.58	$27.58	$27.58
December 31, 2024	$27.61	$27.61	$27.61

Distributions

We have declared distributions each month and we expect to continue to pay regular monthly distributions. Any distributions we make will be at the sole discretion of our board of trustees, who will consider factors such as our earnings, cash flow, capital needs and general financial condition, maintenance of our tax treatment as a regulated investment company (“RIC”), compliance with applicable business development company (“BDC”) regulations and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our RIC status, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income (as defined by the Internal Revenue Code of 1986, as amended (the “Code”)), which generally includes net ordinary income and net short term capital gains) to our shareholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during the one-year period ending October 31 in that calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the year ended December 31, 2024, we recorded a net expense of approximately $1 million for U.S. federal excise tax. We cannot assure you that we will achieve results that will permit the payment of any cash distributions.

The per share amount of distributions on Class I shares, Class S shares and Class D shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D shares (compared to Class I shares, which have no shareholder servicing and/or distribution fees).

The following tables present our monthly regular distributions that were declared and payable during the year ended December 31, 2024 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,120
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,945
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
May 10, 2024	July 31, 2024	August 23, 2024	0.21430	24,786
May 10, 2024	August 30, 2024	September 23, 2024	0.21430	26,807
May 10, 2024	September 30, 2024	October 23, 2024	0.21430	28,955
August 13, 2024	October 31, 2024	November 22, 2024	0.21430	31,339
August 13, 2024	November 29, 2024	December 26, 2024	0.21430	34,663
August 13, 2024	December 31, 2024	January 23, 2025	0.21430	36,950
			$2.57160	$283,401

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
May 10, 2024	July 31, 2024	August 23, 2024	0.19454	4,462
May 10, 2024	August 30, 2024	September 23, 2024	0.19454	4,694
May 10, 2024	September 30, 2024	October 23, 2024	0.19520	4,929
August 13, 2024	October 31, 2024	November 22, 2024	0.19454	5,116
August 13, 2024	November 29, 2024	December 26, 2024	0.19515	5,416
August 13, 2024	December 31, 2024	January 23, 2025	0.19444	5,735
			$2.33898	$50,450

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	529
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	644
May 10, 2024	July 31, 2024	August 23, 2024	0.20849	728
May 10, 2024	August 30, 2024	September 23, 2024	0.20849	1,025
May 10, 2024	September 30, 2024	October 23, 2024	0.20868	1,585
August 13, 2024	October 31, 2024	November 22, 2024	0.20849	1,880
August 13, 2024	November 29, 2024	December 26, 2024	0.20867	2,239
August 13, 2024	December 31, 2024	January 23, 2025	0.20846	2,454
			$2.50320	$13,237

Shareholder Servicing and Distribution Plan

Pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “Investment Company Act”), we adopted a shareholder servicing and distribution plan pursuant to which Class S shares and Class D shares are subject to shareholder servicing and/or distribution fees. The following table shows the shareholder servicing and/or distribution fees we and, ultimately, certain classes of our common shareholders, pay Ares Wealth Management Solutions, LLC (the “Intermediary Manager”) with respect to Class S shares and Class D shares on an annualized basis as a percentage of our NAV for such class. No shareholder servicing and/or distribution fees are paid with respect to Class I shares.

Annual Shareholder Servicing and/or Distribution Fees as a % of NAV
Class S	0.85%
Class D	0.25%
Class I	—%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to Financial Industry Regulatory Authority, Inc. and other limitations on underwriting compensation.

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

Eligibility to receive the shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Fund, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of our other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

The shareholder servicing and/or distribution fees that were attributable to Class S shares and Class D shares for the year ended December 31, 2024 were as follows (dollars amounts in thousands):

For the Year Ended December 31, 2024
Class S	$5,028
Class D	$364

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

Share Repurchase Program

We have commenced a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act of 1934, as amended and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all our shareholders and filed with the SEC on Schedule TO. All of our common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us, pursuant to the terms of each tender offer, will be retired and thereafter will be authorized and unissued shares.

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

The plan adopted by us pursuant to Rule 18f-3 under the Investment Company Act so that we may issue multiple classes of Common Shares (the “Multiple Class Plan”) provides that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

During the year ended December 31, 2024, pursuant to tender offers, we repurchased approximately 2,127,107 Class I shares and 193,724 Class S shares for a total value of $58 million and $5 million, respectively, which is net of the Early Repurchase Deduction. No Class D shares were repurchased during the year ended December 31, 2024. The following table presents the share repurchases completed during the year ended December 31, 2024 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 29, 2024	387,233	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	4,911	0.01%	June 20, 2024	$27.39	$132	—
August 31, 2024	133,748	0.09%	September 20, 2024	$27.41	$3,623	—
November 30, 2024	1,794,940	0.90%	December 20, 2024	$27.58	$49,491	—
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

Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed, we did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act, as amended.

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

•changes in the general economy, changes in inflation and risk of recession;

•fluctuations in global interest rates;

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

•ongoing conflicts in the Middle East and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

•the disruption of global shipping activities;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and the other information in this Annual Report.

We have based the forward-looking statements included in this Annual Report on information available to us as of the filing date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are an externally managed, closed-end management investment company. Formed as a Delaware statutory trust on March 15, 2022, we have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”).

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement (the “investment advisory and management agreement”). Our investment adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our investment adviser is registered as an investment adviser with the SEC. Our administrator, Ares Operations LLC (“Ares Operations” or “our administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We seek to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which we generally define as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. We expect that a majority of our investments will be in directly originated loans. For cash management and other purposes, we also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. We primarily invest in illiquid and restricted investments, and while most of our investments are expected to be in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we may also invest from time to time in non-U.S. companies. Our portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our investment adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under our Facilities (as defined below) and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. See Part I, “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations, while retaining all or most of the exposure to the performance of these investments. See Part I, “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We have formed and invested in and may in the future form or invest in CLOs, which subject us to certain structured financing risks.” Our investments are subject to a number of risks. See Part I, “Item 1A. Risk Factors.”

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

MACROECONOMIC ENVIRONMENT

During the fourth quarter of 2024, leveraged corporate credit markets posted positive returns, driven by sustained economic growth, a healthy level of corporate earnings and further stability in the capital markets and U.S. banking system. With expectations for easing inflationary measures, the Federal Reserve softened its monetary policies and lowered the federal funds rate in support of its goals of maximum employment and returning inflation to its two percent objective.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Investments

We focus primarily on loans and securities, including syndicated loans, of U.S. private companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to potential portfolio companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

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

Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the year ended December 31, 2024 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the year ended December 31, 2024 for more information on the Expense Support and Conditional Reimbursement Agreement.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2024 and 2023 is presented below.

	For the Years Ended December 31,
(dollar amounts in thousands)	2024	2023
New investment commitments(1):
Total new investment commitments(2)	$12,983,818	$3,593,115
Less: investment commitments exited(3)	(2,785,238)	(785,133)
Net investment commitments	$10,198,580	$2,807,982
Principal amount of investments funded:
First lien senior secured loans	$10,320,268	$3,061,203
Second lien senior secured loans	233,126	54,584
Senior subordinated loans	220,918	66,784
Corporate bonds	56,185	—
Collateralized loan obligations	353,877	30,071
Commercial mortgage backed securities	24,125	—
Private asset-backed investments	206,780	—
Preferred equity	69,119	39,496
Other equity	229,581	8,834
Total	$11,713,979	$3,260,972
Principal amount of investments sold or repaid:
First lien senior secured loans	$2,543,608	$761,932
Second lien senior secured loans	119,246	12,209
Senior subordinated loans	55,450	3,550
Corporate bonds	1,485	—
Collateralized loan obligations	10,210	—
Private asset-backed investments	17,933	—
Preferred equity	4,400	—
Other equity	171	—
Total	$2,752,503	$777,691
Weighted average remaining term for investment commitments (in months)	72	63
Percentage of new investment commitments at floating rates	94%	97%
Weighted average yield(4):
Funded during the period at amortized cost	9.6%	10.3%
Funded during the period at fair value	9.6%	10.4%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the year ended December 31, 2024 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded approximately $11.2 billion and $3.3 billion for the years ended December 31, 2024 and 2023, respectively.

(3)Includes funded commitments. For the years ended December 31, 2024 and 2023, investment commitments exited included exits of unfunded commitments of $32.7 million and $8.0 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of December 31, 2024 and 2023, our investments consisted of the following:

	As of December 31,
	2024		2023
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$10,092,681	$10,130,307	$2,369,207	$2,385,971
Second lien senior secured loans	157,058	158,500	43,237	43,771
Senior subordinated loans	214,927	213,500	46,631	46,966
Corporate bonds	64,700	65,312	10,000	10,507
Collateralized loan obligations	366,165	370,985	22,500	22,681
Commercial mortgage-backed securities	29,112	29,161	4,988	5,010
Private asset-backed investments	209,600	208,357	11,786	11,901
Preferred equity	107,984	122,570	39,500	41,033
Other equity	239,826	250,457	8,935	9,718
Total	$11,482,053	$11,549,149	$2,556,784	$2,577,558
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the year ended December 31, 2024 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.1%	9.1%	10.7%	10.6%
Total portfolio(2)	8.9%	8.9%	10.5%	10.4%
First lien senior secured loans(3)	8.9%	8.9%	10.6%	10.5%
Second lien senior secured loans(3)	10.2%	10.1%	12.8%	12.6%
Senior subordinated loans(3)	12.2%	12.2%	15.4%	15.3%
Corporate bonds(3)	7.8%	7.8%	9.4%	9.0%
Collateralized loan obligations(3)	11.9%	11.7%	10.2%	10.1%
Commercial mortgage-backed securities(3)	8.3%	8.3%	10.4%	10.4%
Private asset-backed investments(3)	10.3%	10.4%	11.2%	11.2%
Other income producing equity securities(4)	12.1%	11.4%	9.0%	8.9%
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

For liquid investments, each position is actively monitored by the liquid credit research team members responsible for coverage of a particular company or investment. The research team tracks credit and industry specific developments, as well as price movements, for shifts in relative value that may trigger a buy or sell recommendation. Ongoing monitoring and due diligence includes, but is not limited to, interaction with management, review of company and comparable financial results, company visits, participation in industry and sell-side research conferences, conversations with ratings agencies, industry experts and real-time analysis of price movements in the credit and equity markets. Notable credit developments and/or price movements are discussed real-time with portfolio management and the trading desk and may be discussed at relevant Ares Strategic Income Fund investment committee meetings.

Set forth below is the grade distribution of our portfolio companies as of December 31, 2024 and 2023:

	As of December 31,
	2024				2023
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$225,030	2.0%	7	1.2%	$15,112	0.6%	1	0.4%
Grade 3	11,305,483	97.9	576	98.1	2,557,743	99.2	257	99.2
Grade 2	16,018	0.1	3	0.5	4,703	0.2	1	0.4
Grade 1	2,618	—	1	0.2	—	—	—	—
Total	$11,549,149	100.0%	587	100.0%	$2,577,558	100.0%	259	100.0%

As of December 31, 2024 and 2023, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.
As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value). As of December 31, 2023, there were no loans on non-accrual status.

RESULTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

Operating results for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023
Total investment income	$554,209	$109,809
Total expenses	265,767	57,138
Expense support	(36,744)	(16,762)
Net expenses	229,023	40,376
Net investment income before income taxes	325,186	69,433
Income tax expense, including excise tax	787	946
Net investment income	324,399	68,487
Net realized gains on investments and foreign currency transactions	17,914	6,255
Net unrealized gains on investments and foreign currency transactions	63,803	19,297
Net increase in net assets resulting from operations	$406,116	$94,039

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

	For the Years Ended December 31,
(in thousands)	2024	2023
Interest income from investments	$533,862	$108,040
Dividend income	6,650	277
Other income	13,697	1,492
Total investment income	$554,209	$109,809

Total investment income for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to the increase in the average size of our investment portfolio. The average size and the weighted average yield of our portfolio at amortized cost for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(dollar amounts in thousands)	2024	2023
Average size of portfolio(1)	$5,760,959	$1,125,002
Weighted average yield on portfolio	9.3%	9.6%
_______________________________________________________________________________

(1)Includes non-interest earning investments.

Operating Expenses

	For the Years Ended December 31,
(in thousands)	2024	2023
Interest and credit facility fees	$141,497	$24,798
Base management fee	46,991	9,713
Income based fee	43,324	7,622
Capital gains incentive fee(1)	10,219	3,162
Offering expenses	3,864	4,123
Shareholder servicing and distribution fees
Class S	5,028	657
Class D	364	36
Administrative and other fees	5,794	3,018
Other general and administrative	8,686	4,009
Total expenses	265,767	57,138
Expense support	(36,744)	(16,762)
Net expenses	$229,023	$40,376
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the years ended December 31, 2024 and 2023 were comprised of the following:

	For the Years Ended December 31,
(in thousands)	2024	2023
Stated interest expense(1)	$122,521	$20,202
Credit facility fees	11,316	2,755
Amortization of debt issuance costs	6,953	1,841
Accretion of discount	707	—
Total interest and credit facility fees	$141,497	$24,798
________________________________________

(1)Includes the impact of the interest rate swaps for the year ended December 31, 2024.

Stated interest expense for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to the increase in the average principal amount of debt outstanding and the impact of the higher cost of borrowings on our debt obligations. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(dollar amounts in thousands)	2024	2023
Average debt outstanding	$1,683,498	$298,266
Weighted average stated interest rate on debt outstanding(1)	7.1%	6.7%
________________________________________

(1)The weighted average stated interest rate on our debt outstanding for the year ended December 31, 2024 includes the impact of the interest rate swaps. See Note 6 to our consolidated financial statements for the year ended December 31, 2024 for more information on the interest rate swaps.

The base management fee for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to the increase in the average size of our portfolio.

The income based fee for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to the increase in pre-incentive fee net investment income, as defined in the investment advisory and management agreement.

For the years ended December 31, 2024 and 2023, the capital gains incentive fee calculated in accordance with GAAP was $10.2 million and $3.2 million, respectively. The capital gains incentive fee accrual for the year ended December 31, 2024 changed from the comparable period in 2023 primarily due to net gains on investments and foreign currency transactions of $81.7 million compared to net gains of $25.6 million for the comparable period in 2023. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2024, there was approximately $13.3 million of capital gains incentive fee accrued in accordance with GAAP. As of December 31, 2024, there was no capital gains incentive fee actually payable under our investment advisory and management agreement.

Our investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. See Note 3 to our consolidated financial statements for the year ended December 31, 2024, for more information on the base management fee, income based fee and capital gains incentive fee.

Offering expenses include expenses incurred in connection with our continuous offering of Common Shares (as defined below). Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the year ended December 31, 2024 for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the years ended December 31, 2024 and 2023, total other expenses was approximately $23.7 million and $11.8 million, respectively, which is comprised of offering expenses, shareholder servicing and distribution fees, administrative and other fees and other general and administrative expenses. Administrative and other fees and other general and administrative expenses for the year ended December 31, 2024 increased from comparable period in 2023, primarily as a result of the continued portfolio growth. Other expenses for the year ended December 31, 2024 increased from the comparable period in 2023, primarily as a result of our continuous registered offering of Common Shares, which began on August 1, 2023.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2024 and 2023, we recorded a net expense of $1 million and $1 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains/Losses

For the years ended December 31, 2024 and 2023, we recorded net realized gains on investments of $16.7 million and $6.4 million, respectively, primarily from full or partial sales of our debt investments.

For the year ended December 31, 2024, we recorded net unrealized gains on investments of $53.5 million and net unrealized gains on foreign currency transactions of $10.3 million. For the year ended December 31, 2023, we recorded net unrealized gains on investments of $20.4 million and net unrealized losses on foreign currency transactions of $1.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from the proceeds received from the sale of common shares of beneficial interest, including Class I shares, Class S shares and Class D shares (“Common Shares”), pursuant to our registration statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023 (as amended and supplemented, the “Registration Statement”) on a continuous basis at a price per share equal to the then-current net asset value (“NAV”) per share, advances from our credit facilities (the Revolving Credit Facility, the SG Funding Facility, the SB Funding Facility and the BNP Funding Facility (each as defined below, and together, the “Facilities”)), net proceeds from the issuances of other securities, including unsecured notes and debt securitizations, as well as cash flows from operations.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our investment adviser and our administrator), (iii) the cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2024, we had approximately $166 million in cash and cash equivalents and $4.6 billion in total aggregate principal amount of debt outstanding ($4.5 billion at carrying value) and our asset coverage was 227%. Subject to borrowing base and other restrictions, we had approximately $3.2 billion available for additional borrowings under the Facilities as of December 31, 2024.

We have commenced a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. We conduct any such repurchases of our Common Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. We may from time to time seek to retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of common stock or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under the Facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity Capital Activities

Pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847.1 million of our Class I shares entered into between us and several investors between November 2022 and ending on January 30, 2023, we called an aggregate of $847.1 million from October 6, 2022 through July 31, 2023, and in exchange therefore, we issued approximately 32,402,451 Class I shares to 61 shareholders, including the investment from our sole initial shareholder.

On August 1, 2023, we held the first closing in the offering of Common Shares, pursuant to our Registration

Statement. We publicly offer on a continuous basis up to $7.5 billion of our Common Shares, pursuant to an offering (the “Offering”). The purchase price per share for each class of Common Shares equals our NAV per share, as of the day preceding the effective date of the monthly share purchase. Ares Wealth Management Solutions, LLC, our intermediary manager, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. We also engage in offerings of our unregistered Common Shares to non-U.S. investors pursuant to Section 4(a)(2) of the Securities Act, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.

The following table summarizes transactions in Common Shares during the year ended December 31, 2024:

	For the Year Ended December 31, 2024
(in thousands)	Shares	Amount
Class I
Subscriptions(1)	120,061	$3,288,851
Share transfers between classes	34	945
Distributions reinvested	2,510	68,786
Repurchased shares, net of early repurchase deduction	(2,127)	(58,324)
Net increase	120,478	$3,300,258
Class S
Subscriptions(1)	18,459	$504,882
Share transfers between classes	(120)	(3,298)
Distributions reinvested	376	10,308
Repurchased shares, net of early repurchase deduction	(194)	(5,298)
Net increase	18,521	$506,594
Class D
Subscriptions(1)	9,766	$267,907
Share transfers between classes	86	2,353
Distributions reinvested	115	3,164
Net increase	9,967	$273,424
Total net increase	148,966	$4,080,276
____________________________________

(1)See “Recent Developments” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2024 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I shares, Class S shares and Class D shares during the year ended December 31, 2024.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45
July 31, 2024	$27.44	$27.44	$27.44
August 31, 2024	$27.41	$27.41	$27.41
September 30, 2024	$27.45	$27.45	$27.45
October 31, 2024	$27.49	$27.49	$27.49
November 30, 2024	$27.58	$27.58	$27.58
December 31, 2024	$27.61	$27.61	$27.61

Distributions

Our board of trustees expects to declare monthly regular distributions for each class of our Common Shares. The following tables present the monthly regular distributions that were declared and payable during the year ended December 31, 2024 (dollars in thousands except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,120
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,945
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
May 10, 2024	July 31, 2024	August 23, 2024	0.21430	24,786
May 10, 2024	August 30, 2024	September 23, 2024	0.21430	26,807
May 10, 2024	September 30, 2024	October 23, 2024	0.21430	28,955
August 13, 2024	October 31, 2024	November 22, 2024	0.21430	31,339
August 13, 2024	November 29, 2024	December 26, 2024	0.21430	34,663
August 13, 2024	December 31, 2024	January 23, 2025	0.21430	36,950
			$2.57160	$283,401

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
May 10, 2024	July 31, 2024	August 23, 2024	0.19454	4,462
May 10, 2024	August 30, 2024	September 23, 2024	0.19454	4,694
May 10, 2024	September 30, 2024	October 23, 2024	0.19520	4,929
August 13, 2024	October 31, 2024	November 22, 2024	0.19454	5,116
August 13, 2024	November 29, 2024	December 26, 2024	0.19515	5,416
August 13, 2024	December 31, 2024	January 23, 2025	0.19444	5,735
			$2.33898	$50,450

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	529
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	644
May 10, 2024	July 31, 2024	August 23, 2024	0.20849	728
May 10, 2024	August 30, 2024	September 23, 2024	0.20849	1,025
May 10, 2024	September 30, 2024	October 23, 2024	0.20868	1,585
August 13, 2024	October 31, 2024	November 22, 2024	0.20849	1,880
August 13, 2024	November 29, 2024	December 26, 2024	0.20867	2,239
August 13, 2024	December 31, 2024	January 23, 2025	0.20846	2,454
			$2.50320	$13,237

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2024 for a subsequent event relating to regular distributions declared by our board of trustees.

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

Share Repurchase Program

We have commenced a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all our shareholders and filed with the SEC on Schedule TO. All of our common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us, pursuant to the terms of each tender offer, will be retired and thereafter will be authorized and unissued shares.

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

The plan adopted by us pursuant to Rule 18f-3 under the Investment Company Act so that we may issue multiple classes of Common Shares (the “Multiple Class Plan”) provides that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. Prior to May 8, 2024, we could only waive the Early Repurchase Deduction in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

During the year ended December 31, 2024, pursuant to tender offers, we repurchased 2,127,107 Class I shares and 193,724 Class S shares for a total value of approximately $58.3 million and $5.3 million, respectively, which is net of the Early Repurchase Deduction. No Class D shares were repurchased during the year ended December 31, 2024. During the year ended December 31, 2023, pursuant to tender offers, we repurchased 2,955 Class I shares for a total value of approximately $78 thousand. No Class S shares and Class D shares were repurchased during the year ended December 31, 2023. The following table presents the share repurchases completed during the years ended December 31, 2024 and 2023 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 29, 2024	387,233	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	4,911	0.01%	June 20, 2024	$27.39	$132	—
August 31, 2024	133,748	0.09%	September 20, 2024	$27.41	$3,623	—
November 30, 2024	1,794,940	0.90%	December 20, 2024	$27.58	$49,491	—

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
November 30, 2023	2,955	0.01%	December 20, 2023	$27.03	$78	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024					2023
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,810,000	(2)	$489,506	$489,453		$800,000	(2)	$460,349	$460,325
SG Funding Facility	1,825,000	(3)	861,811	861,811		1,000,000	(3)	250,000	250,000
SB Funding Facility	750,000		75,000	75,000		—		—	—
BNP Funding Facility	500,000		250,000	250,000		—		—	—
January 2037 CLO Notes(4)	476,000		476,000	473,120	(5)	—		—	—
March 2028 Notes	1,000,000		1,000,000	984,492	(5)(6)	—		—	—
August 2029 Notes	700,000		700,000	687,445	(5)(6)	—		—	—
February 2030 Notes	750,000		750,000	705,863	(5)(6)	—		—	—
Total	$7,811,000		$4,602,317	$4,527,184		$1,800,000		$710,349	$710,325
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility, SB Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $2.6 billion and $1.1 billion, as of December 31, 2024 and 2023, respectively.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.0 billion.

(4)Excludes the January 2037 CLO Subordinated Notes (as defined below), which were retained by us and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes (each as defined below) as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Note 6 to our consolidated financial statements for the year ended December 31, 2024 for more information on the interest rate swaps related to these unsecured notes issuances.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that allows us to borrow up to approximately $1.8 billion at any one time outstanding. As of December 31, 2024, the end of the revolving period and the stated maturity date were April 15, 2028 and April 15, 2029, respectively. As of December 31, 2024, the Revolving Credit Facility also provided for a feature that allowed us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $2.6 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2024, the applicable spread in effect was 1.75%. We are also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2024, there was approximately $490 million aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that allows us to borrow up to approximately $1.8 billion at any one time outstanding. The end of the revolving period and the stated maturity date are August 28, 2027 and August 28, 2029, respectively. As of December 31, 2024, the SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.0 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.05% per annum. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of December 31, 2024, there was approximately $862 million aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

SB Funding Facility

We and our wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that allows us to borrow up to $750 million at any one time outstanding. The end of the reinvestment period and the stated maturity date were September 1, 2026 and March 1, 2033, respectively. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of December 31, 2024, the applicable spread in effect was 2.10%. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility. As of December 31, 2024, there was $75 million aggregate principal amount outstanding under the SB Funding Facility and we and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

BNP Funding Facility

We and our wholly owned subsidiary, ASIF Funding III, LLC (“ASIF Funding III”), are party to a revolving funding facility with BNP Paribus and each of the other parties thereto (the “BNP Funding Facility”), that allows us to borrow up to $500 million at any one time outstanding. The end of the reinvestment period and the stated maturity date are November 26, 2027 and November 26, 2028, respectively. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of December 31, 2024, the applicable spread in effect was 1.40%. In addition, ASIF Funding III is required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility. As of December 31, 2024, there was $250 million aggregate principal amount outstanding under the BNP Funding Facility and we and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

Debt Securitization

ADL CLO 3 Debt Securitization

In November 2024, we, through our wholly owned consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694 million term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes and include (i) $399 million of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35 million of Class A-2 Senior Notes (the “January 2037 Class

A-2 CLO Notes”); (iii) $42 million of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) approximately $218 million of Subordinated Notes (the “January 2037 CLO Subordinated Notes”). We retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of December 31, 2024 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2037 Class A-1 CLO Notes	Senior Secured Floating Rate	$399	January 20, 2037	SOFR+1.58%
January 2037 Class A-2 CLO Notes	Senior Secured Floating Rate	35	January 20, 2037	SOFR+1.75%
January 2037 Class B CLO Notes	Senior Secured Floating Rate	42	January 20, 2037	SOFR+1.85%
Total January 2037 CLO Secured Notes		$476
January 2037 CLO Subordinated Notes	Subordinated	218	January 20, 2037	None
Total January 2037 CLO Notes		$694

The January 2037 CLO Secured Notes are the secured obligations of ADL CLO 3 and are backed by a diversified portfolio of first lien senior secured loans contributed by us to ADL CLO 3 pursuant to the terms of a contribution agreement. The interest rate charged on the January 2037 CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.62%.

Our investment adviser serves as asset manager to ADL CLO 3 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. Our investment adviser has agreed to waive any management fees from ADL CLO 3.

Unsecured Notes

We issued certain unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively referred all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2024 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000	6.046%	November 21, 2024	March 15, 2028
August 2029 Notes	$700	6.605%	June 5, 2024	August 15, 2029
February 2030 Notes	$750	6.057%	October 2, 2024	February 15, 2030
________________________________________

(1)The effective stated interest rates of the Unsecured Notes include the impact of interest rate swaps.

In connection with the issuances of the Unsecured Notes, we entered into registration rights agreements (each, a “Registration Rights Agreement”) for the benefit of the initial purchasers of the Unsecured Notes. Pursuant to these Registration Rights Agreements, we are obligated to file one or more registration statements with the SEC with respect to an offer to exchange each series of Unsecured Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to such series of Unsecured Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has become or been declared effective but in no event later than 365 days after the initial issuance of such series of Unsecured Notes. If we fail to satisfy our registration obligations under each Registration Rights Agreement, we will be required to pay additional interest to the holders of the applicable Unsecured Notes.

In connection with the Unsecured Notes issued by us, we have entered into interest rate swaps to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to our interest rate swaps as of December 31, 2024 is presented below (dollar amounts in millions).

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.649%	March 15, 2028	$1,000
Interest rate swap	August 2029 Notes	6.350%	SOFR + 2.208%	August 15, 2029	$700
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.302%	February 15, 2030	$750

See Note 6 to our consolidated financial statements for the year ended December 31, 2024 for more information on our interest rate swaps.

See “Recent Developments,” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2024 for a subsequent event relating to an additional issuance of unsecured notes.

As of December 31, 2024, we were in compliance in all material respects with the indenture and supplemental indentures governing the Unsecured Notes.

The Unsecured Notes are our senior unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

RECENT DEVELOPMENTS

In January 2025, we issued $750 million in aggregate principal amount of unsecured notes that mature on March 21, 2032 and bear interest at a rate of 6.200% per annum (the “March 2032 Notes”). The March 2032 Notes were sold to initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for the resale by such initial purchasers to (i) qualified institutional buyers in transactions exempt from registration under the Securities Act pursuant to Rule 144A thereunder or (ii) certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The March 2032 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The March 2032 Notes pay interest semi-annually and all principal is due upon maturity. The March 2032 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the March 2032 Notes, and any accrued and unpaid interest.

Concurrent with the issuance of the March 2032 Notes, we entered into a Registration Rights Agreement (the “March 2032 Notes Registration Rights Agreement”) for the benefit of the initial purchasers of the March 2032 Notes. Pursuant to the March 2032 Notes Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the March 2032 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2032 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than January 21, 2026. Alternatively, in accordance with the terms of the March 2032 Notes Registration Rights Agreement, we may consummate such exchange offer through the use of an existing registration statement. If we fail to satisfy our registration obligations under the March 2032 Notes Registration Rights Agreement, we will be required to pay additional interest to the holders of the March 2032 Notes.

In connection with the March 2032 Notes, we entered into an interest rate swap for a total notional amount of $750 million that matures on March 21, 2032 to more closely align the interest rate of such liability with our investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap, we receive a fixed interest rate of 6.200% and pay a floating interest rate based on one-month SOFR plus 1.829%.

Effective January 1, 2025, we issued and sold 19,734,993 Common Shares (consisting of 15,211,772 Class I shares, 2,310,294 Class S shares and 2,212,927 Class D shares at an offering price of $27.61 per share for each class of share), and we received approximately $545 million as payment for such shares.

Effective February 1, 2025, we issued and sold approximately 20,117,285 Common Shares (consisting of 16,423,876 Class I shares, 1,447,337 Class S shares and 2,246,072 Class D shares at an offering price of $27.60 per share for each class of share), and received approximately $555 million as payment for such shares.

We received approximately $491 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective March 1, 2025. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of February 2025 (the “February NAV”), which is generally expected to be available within 20 business days after March 1, 2025. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the February NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, March 1, 2025.

As previously disclosed, on November 8, 2024, we announced the declaration of regular monthly gross distributions for February and March 2025. On March 10, 2025, we announced the declaration of regular monthly gross distributions for April, May and June 2025, in each case for each class of our Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
February 28, 2025	March 25, 2025	$0.21430	$0.21430	$0.21430
March 31, 2025	April 23, 2025	$0.21430	$0.21430	$0.21430
April 30, 2025	May 22, 2025	$0.21430	$0.21430	$0.21430
May 30, 2025	June 25, 2025	$0.21430	$0.21430	$0.21430
June 30, 2025	July 23, 2025	$0.21430	$0.21430	$0.21430
______________________________________________________________________________

(1)The distributions for each class of our Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in our Common Shares for shareholders participating in our distribution reinvestment plan. The net distributions received by shareholders of each of Class S shares and Class D shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of our Common Shares as of their respective record dates. Class I shares have no shareholder servicing and/or distribution fees.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2024 for more information on our critical accounting policies.

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

Pursuant to Rule 2a-5 under the Investment Company Act, our board of trustees has designated our investment adviser as our valuation designee (the “Valuation Designee”) to perform the fair value determinations for investments held by us without readily available market quotations, subject to the oversight of our board of trustees. All investments are recorded at their fair value.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third‑party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments at least quarterly (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our financial statement audit.

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

We also follow ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (“GAAP”) and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ its net asset valuation policy and procedures that have been reviewed by our board of trustees in connection with their designation of our investment adviser as our valuation designee and are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10. Consistent with its valuation policy and procedures, the Valuation Designee evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Because there may not be a readily available market value for some of the investments in our portfolio, the fair value of a portion of our investments may be determined using unobservable inputs.

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

See Note 8 to our consolidated financial statements for the year ended December 31, 2024 for more information on our valuation process.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the fluctuations in global interest rates, inflationary pressures, the Russia-Ukraine war and more recently the ongoing conflicts in the Middle East introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business and Structure—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.”

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the IVP that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least quarterly (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2024 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

As of December 31, 2024, 92% of the investments at fair value in our portfolio bore interest at variable rates, 5% bore interest at fixed rates and 3% were non-income producing. Additionally, 68% of the variable rate investments at fair value contained interest rate floors. The Facilities and the January 2037 CLO Notes bear interest at variable rates with no interest rate floors. Our Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See Note 5 to our consolidated financial statements for the year ended December 31, 2024 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the year ended December 31, 2024 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our December 31, 2024 consolidated statement of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$319	$138	$181
Up 200 basis points	$214	$92	$122
Up 100 basis points	$107	$46	$61
Down 100 basis points	$(107)	$(46)	$(61)
Down 200 basis points	$(214)	$(92)	$(122)
Down 300 basis points	$(319)	$(138)	$(181)
________________________________________

(1)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the year ended December 31, 2024 for more information on the income based fee.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)    Management’s Annual Report on Internal Controls over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Fund. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of fund assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of fund assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Fund's internal control over financial reporting was effective as of December 31, 2024.

(c)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number	Document
3.1	Fourth Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Current Report on Form 8-K, filed on May 25, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Current Report on Form 8-K, filed on May 25, 2023).
4.1	Form of Public Offering Subscription Agreement (incorporated by reference to Appendix A to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on April 20, 2023).
4.2	Description of Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4.2 to the Fund’s Annual Report on Form 10-K, filed on March 14, 2024).
4.3	Indenture, dated as of June 5, 2024, by and between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on June 5, 2024).
4.4	First Supplemental Indenture, dated as of June 5, 2024, relating to the 6.350% Notes due 2029, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on June 5, 2024).
4.5	Form of 6.350% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on June 5, 2024).
4.6	Second Supplemental Indenture, dated as of October 2, 2024, relating to the 5.600% Notes due 2030, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on October 2, 2024).
4.7	Form of 5.600% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on October 2, 2024).
4.8	Third Supplemental Indenture, dated as of November 21, 2024, relating to the 5.700% Notes due 2028, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on November 21, 2024).
4.9	Form of 5.700% Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on November 21, 2024).
4.10	Fourth Supplemental Indenture, dated as of January 21, 2025, relating to the 6.200% Notes due 2032, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on January 21, 2025).
4.11	Form of 6.200% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on January 21, 2025).
4.12	Indenture, dated as of November 14, 2024, by and between Ares Direct Lending CLO 3 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
4.13	Form of Class A-1 Senior Floating Rate Notes due 2037 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
4.14	Form of Class A-2 Senior Floating Rate Notes due 2037 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
4.15	Form of Class B Senior Floating Rate Notes due 2037 (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
4.16	Form of Subordinated Notes due 2037 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).

Exhibit Number	Document
10.1	Third Amended and Restated Multiple Class Plan (incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q, filed on August 13, 2024).
10.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.3	Third Amended and Restated Investment Management and Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on September 12, 2024)
10.4	Intermediary Manager Agreement (incorporated by reference to Exhibit 10.2 in the Fund’s Quarterly Report on Form 10-Q, filed on May 15, 2023).
10.5	Form of Selected Intermediary Manager Agreement (Included as Exhibit A to the Intermediary Manager Agreement) (incorporated by reference to Exhibit 10.2 in the Fund’s Quarterly Report on Form 10-Q, filed on May 15, 2023).
10.6	Distribution and Shareholder Servicing Plan of the Fund (incorporated by reference to Exhibit 10.6 to the Fund’s Annual Report on Form 10-K, filed on March 14, 2024).
10.7	Custody Agreement (incorporated by reference to Exhibit (j)(1) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.8	Document Custody Agreement (incorporated by reference to Exhibit (j)(2) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.9	Second Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on September 12, 2024).
10.10	Transfer Agency Services Agreement (incorporated by reference to Exhibit (k)(2) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.11	Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Adviser (incorporated by reference to Exhibit (k)(3) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.12	Form of Indemnification Agreement by and between the Registrant and each of its Trustees and certain of its officers (incorporated by reference to Exhibit (k)(4) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.13	Form of Indemnification Agreement by and between the Registrant and members of the Investment Committee of the Adviser (incorporated by reference to Exhibit (k)(5) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.14	Amended and Restated Senior Secured Credit Agreement, dated as of April 15, 2024, by and among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on April 19, 2024).
10.15	Commitment Increase Agreement, dated as of October 25, 2024, among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 in the Fund’s Quarterly Report on Form 10-Q, filed on November 8, 2024).
10.16	Loan and Servicing Agreement, dated as of July 26, 2023, among ASIF Funding I, LLC as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent, the collateral agent and collateral administrator party, and the document custodian party (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 1, 2023).
10.17	Amendment No. 1 to the Loan and Servicing Agreement, dated as of December 19, 2023, among ASIF Funding I, LLC as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent and swingline lender, the collateral agent and collateral administrator party, and the document custodian party (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on December 22, 2023).
10.18	Amendment No. 2 to the Loan and Servicing Agreement, dated as of February 9, 2024, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent and swingline lender, the collateral agent and collateral administrator party, and the document custodian party (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on February 13, 2024).
10.19	Amendment No. 3 to the Loan and Servicing Agreement, dated as of February 27, 2024, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time party thereto, Société Générale, as agent and swingline lender, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on March 4, 2024).
10.20	Omnibus Amendment to Transaction Documents, dated as of August 28, 2024, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as servicer, the lenders from time to time party thereto, and Société Générale, as agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 30, 2024).

Exhibit Number	Document
10.21	Amendment No. 5 to the Loan and Servicing Agreement, dated as of February 21, 2025, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time party thereto, Société Générale, as agent and swingline lender, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian*
10.22	Credit Agreement, dated as of March 1, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer, the lenders from time to time party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian and document custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on March 6, 2024).
10.23	Amendment No. 1 to Credit Agreement, dated as of August 2, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 7, 2024).
10.24	Amendment No. 2 to Credit Agreement, dated as of August 29, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.5 to the Fund’s Quarterly Report on Form 10-Q, filed on November 8, 2024).
10.25	Amendment No. 3 to Credit Agreement, dated as of October 4, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.6 to the Fund’s Quarterly Report on Form 10-Q, filed on November 8, 2024).
10.26	Contribution Agreement, dated as of July 26, 2023, among Ares Strategic Income Fund, as transferor, and ASIF Funding I, LLC, as transferee (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on August 1, 2023).
10.27	Contribution Agreement, dated as of March 1, 2024, among Ares Strategic Income Fund, as transferor, and ASIF Funding II, LLC, as transferee (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on March 6, 2024).
10.28	Commitment Increase Agreement, dated as of July 31, 2023, among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K, filed on August 1, 2023).
10.29	Trademark License Agreement (incorporated by reference to Exhibit 10.24 to the Fund’s Annual Report on Form 10-K, filed on March 14, 2024).
10.30	Registration Rights Agreement, dated as of June 5, 2024, relating to the 6.350% Notes due 2029, by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on June 5, 2024).
10.31	Registration Rights Agreement, dated as of October 2, 2024, relating to the 5.600% Notes due 2030, by and among Ares Strategic Income Fund and BNP Paribas Securities Corp., BofA Securities, Inc., J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on October 2, 2024).
10.32	Registration Rights Agreement, dated as of November 21, 2024, relating to the 5.700% Notes due 2028 by and among Ares Strategic Income Fund and Barclays Capital Inc., BofA Securities, Inc., J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on November 21, 2024).
10.33	Registration Rights Agreement, dated as of December 2, 2024, relating to the 5.700% Notes due 2028 by and between Ares Strategic Income Fund and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on December 3, 2024).
10.34	Registration Rights Agreement, dated as of January 21, 2025, relating to the 6.200% Notes due 2032 by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on January 21, 2025).
10.35	Collateral Administration Agreement, dated as of November 14, 2024, by and between Ares Direct Lending CLO 3 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
10.36	Asset Management Agreement, dated as of November 14, 2024, by and between Ares Direct Lending CLO 3 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
10.37	Master Purchase and Sale Agreement, dated as of November 14, 2024, by and between Ares Strategic Income Fund, as seller, and Ares Direct Lending CLO 3 LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).

Exhibit Number	Document
10.38	Contribution Agreement, dated as of November 14, 2024, by and between Ares Strategic Income Fund, as transferor, and Ares Direct Lending CLO 3 LLC, as transferee (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
10.39	Revolving Credit and Security Agreement, dated as of November 26, 2024, among ASIF Funding III, LLC, as borrower, the lenders from time to time party thereto, BNP Paribas, as administrative agent, Ares Strategic Income Fund, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on December 3, 2024).
10.40	Contribution Agreement, dated as of November 26, 2024, among Ares Strategic Income Fund, as transferor, and ASIF Funding III, LLC, as transferee (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on December 3, 2024).
10.41	Facility Agreement, dated as of December 12, 2024, among Ares Dino TopCo 2 Sarl, as parent, Ares Dino Holdco 2 Sarl, as borrower, Goldman Sachs Bank USA, as arranger, Alter Domus Agency Services (UK) Limited, as facility agent, Alter Domus Trustees (UK) Limited, as security agent and trustee and the lenders from time to time party thereto*
19.1	Insider Trading Policy*
21.1	Subsidiaries of Ares Strategic Income Fund*
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith

Item 16.    Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (KPMG LLP, Los Angeles, California, PCAOB ID 185)	F-2
Consolidated Statement of Assets and Liabilities as of December 31, 2024 and 2023	F-4
Consolidated Statement of Operations for the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022	F-5
Consolidated Schedules of Investments as of December 31, 2024 and 2023	F-6
Consolidated Statement of Changes in Net Assets for the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022	F-59
Consolidated Statement of Cash Flows for the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022	F-60
Notes to Consolidated Financial Statements	F-61

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees
Ares Strategic Income Fund:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Ares Strategic Income Fund (the Fund), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2024 and 2023 and for the period from December 5, 2022 (commencement of operations) to December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 and for the period from December 5, 2022 (commencement of operations) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodians, agent banks, and brokers, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments without a readily available market value

As discussed in Notes 2 and 4 to the consolidated financial statements, the Fund measures investments at fair value using unobservable inputs and assumptions when there is not a readily available market value.

We identified the evaluation of the fair value of investments without a readily available market value as a critical audit matter. Due to inherent estimation uncertainty, a high degree of subjective auditor judgment was required to assess the judgments used regarding specific valuation assumptions, specifically, market yields used in yield analyses for debt and other interest-bearing investments and market multiples used in determining enterprise values. Changes in these assumptions could have a significant impact on the fair value of investments. Additionally, specialized skills and knowledge were required to evaluate these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Fund's process to measure the fair value of its investments without a readily available market value. These included controls related to the development of the market yield and market multiples. We also evaluated the Fund's ability to estimate fair value by comparing a selection of prior period fair values to transaction prices of transactions occurring subsequent to the prior period valuation date. To assess management's determination of the market yield and market multiples, for a selection of investments, we assessed these assumptions by using third-party market and industry data. For a selection of the investments, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•developing a range of market yields and market multiples using market information and comparing them to the assumptions used

•evaluating the estimate of fair value by developing an independent estimate of fair value based upon independently developed ranges for market yields and market multiples.

/s/ KPMG LLP

We have served as the Fund’s auditor since 2022.

Los Angeles, California
March 10, 2025

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of December 31,
	2024	2023

ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$11,462,556	$2,577,558
Non-controlled affiliate company investments	86,593	—
Total investments at fair value (amortized cost of $11,482,053 and $2,556,784, respectively)	11,549,149	2,577,558
Cash and cash equivalents	165,777	57,972
Restricted cash	4,650	—
Interest receivable	110,917	18,126
Receivable for open trades	254,059	21,971
Other assets	65,362	29,925
Total assets	$12,149,914	$2,705,552
LIABILITIES
Debt	$4,527,184	$710,325
Base management fee payable	6,272	1,851
Income based fee payable	15,830	4,606
Capital gains incentive fee payable	13,324	3,162
Interest and facility fees payable	58,448	1,656
Payable for open trades	1,537,150	199,602
Accounts payable and other liabilities	45,218	9,089
Distribution payable	45,138	13,645
Distribution and servicing fee payable	654	224
Total liabilities	6,249,218	944,160
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 213,687 and 64,721 common shares issued and outstanding, respectively	2,137	647
Capital in excess of par value	5,797,967	1,719,185
Accumulated undistributed earnings	100,592	41,560
Total net assets	5,900,696	1,761,392
Total liabilities and net assets	$12,149,914	$2,705,552

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$4,761,183	$1,413,632
Common shares outstanding ($0.01 par value, unlimited shares authorized)	172,421	51,943
Net asset value per share	$27.61	$27.22
Class S Shares:
Net assets	$814,414	$298,608
Common shares outstanding ($0.01 par value, unlimited shares authorized)	29,493	10,972
Net asset value per share	$27.61	$27.22
Class D Shares:
Net assets	$325,099	$49,152
Common shares outstanding ($0.01 par value, unlimited shares authorized)	11,773	1,806
Net asset value per share	$27.61	$27.22

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$529,824	$108,040	$183
Dividend income	6,650	277	—
Other income	13,636	1,492	—
Total investment income from non-controlled/non-affiliate company investments	550,110	109,809	183
From non-controlled affiliate company investments:
Interest income	4,038	—	—
Other income	61	—	—
Total investment income from non-controlled affiliate company investments	4,099	—	—
Total investment income	554,209	109,809	183
EXPENSES:
Interest and credit facility fees	141,497	24,798	118
Base management fee	46,991	9,713	130
Income based fee	43,324	7,622	—
Capital gains incentive fee	10,219	3,162	—
Offering expenses	3,864	4,123	—
Shareholder servicing and distribution fees
Class S	5,028	657	—
Class D	364	36	—
Administrative and other fees	5,794	3,018	—
Organization expenses	—	—	788
Other general and administrative	8,686	4,009	404
Total expenses	265,767	57,138	1,440
Expense support (Note 3)	(36,744)	(16,762)	(1,449)
Net expenses	229,023	40,376	(9)
NET INVESTMENT INCOME BEFORE INCOME TAXES	325,186	69,433	192
Income tax expense, including excise tax	787	946	9
NET INVESTMENT INCOME	324,399	68,487	183
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	16,710	6,381	54
Non-controlled affiliate company investments	1	—	—
Foreign currency transactions	1,203	(126)	—
Net realized gains	17,914	6,255	54
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	49,237	20,415	(311)
Non-controlled affiliate company investments	4,220	—	—
Foreign currency transactions	10,346	(1,118)	—
Net unrealized gains (losses)	63,803	19,297	(311)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	81,717	25,552	(257)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$406,116	$94,039	$(74)

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	9.59%	SOFR (Q)	5.00%		08/2028		$33,812.6	$33,697.7	$34,108.5	(2)(7)
Actfy Buyer, Inc. (10)	First lien senior secured loan	9.36%	SOFR (M)	5.00%		05/2031		29,925.0	29,383.8	29,925.0	(2)(7)(12)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (10)	First lien senior secured loan	9.58%	SOFR (Q)	5.25%		07/2030		20,762.4	20,394.1	20,762.4	(2)(5)(7)(12)
	Limited partnership interests				10/2023		100,000		110.5	143.7	(2)(5)(12)
									20,504.6	20,906.1
AI Titan Parent, Inc. (10)	First lien senior secured loan	9.11%	SOFR (M)	4.75%		08/2031		53,245.3	52,738.9	52,712.8	(2)(7)(12)
Applied Systems, Inc.	First lien senior secured loan	7.33%	SOFR (Q)	3.00%		02/2031		22,937.4	22,965.6	23,143.4	(2)
Aptean, Inc. and Aptean Acquiror Inc. (10)	First lien senior secured loan	9.58%	SOFR (Q)	5.00%		01/2031		39,005.4	38,678.2	39,005.4	(2)(7)(12)
Artifact Bidco, Inc. (10)	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		07/2031		24,848.9	24,615.8	24,848.9	(2)(7)(12)
Asurion, LLC	First lien senior secured loan	7.72%	SOFR (M)	3.25%		12/2026		26,212.8	26,202.3	26,186.0	(2)
	First lien senior secured loan	7.72%	SOFR (M)	3.25%		07/2027		13,870.0	13,830.0	13,824.5	(2)
									40,032.3	40,010.5
BCPE Pequod Buyer, Inc. (10)	First lien senior secured loan	7.81%	SOFR (Q)	3.50%		11/2031		30,048.0	29,897.8	30,268.0
BCTO Ignition Purchaser, Inc.	First lien senior secured loan	13.63% PIK	SOFR (Q)	9.00%		10/2030		18,115.4	17,767.8	18,115.4	(2)(5)(7)(12)
BEP Intermediate Holdco, LLC	First lien senior secured loan	7.61%	SOFR (M)	3.25%		04/2031		19,259.4	19,287.9	19,367.9	(2)
Bizzdesign Holding BV	First lien senior secured loan	9.20%	Euribor (Q)	6.50%		10/2031		2,847.5	2,814.3	2,847.5	(2)(5)(7)(12)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (10)	First lien senior secured loan	9.07%	SOFR (Q)	4.75%		06/2030		13,236.7	12,979.0	13,236.7	(2)(7)(12)
	Class A-1 units				06/2023		113,541		113.5	115.2	(12)
									13,092.5	13,351.9
Boost Newco Borrower, LLC	First lien senior secured loan	6.83%	SOFR (Q)	2.50%		01/2031		22,344.0	22,374.6	22,432.5	(2)
Cast & Crew LLC	First lien senior secured loan	8.11%	SOFR (M)	3.75%		12/2028		9,974.3	9,721.8	9,651.7	(2)(7)
CBTS Borrower, LLC and CBTS TopCo, L.P. (10)	First lien senior secured loan	12.50%	SOFR (Q)	8.00%		12/2030		7,700.0	7,320.3	7,315.0	(7)(12)
	Series A-2 preferred shares				12/2024		1,200,000		1,200.0	1,200.0	(12)
									8,520.3	8,515.0
CCC Intelligent Solutions Inc.	First lien senior secured loan	6.72%	SOFR (M)	2.25%		09/2028		10,929.3	10,940.0	10,960.6	(2)(5)(7)
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (10)	First lien senior secured revolving loan					04/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	10.63% (3.50% PIK)	SOFR (M)	6.25%		04/2030		38,765.9	37,933.8	38,765.9	(2)(7)(12)
	Series A preferred stock	15.00% PIK			04/2024		22,759		24,610.9	25,293.7	(2)(12)
									62,544.7	64,059.6
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	7.83%	SOFR (Q)	3.50%		03/2029		55,291.9	54,057.9	55,411.4	(2)(7)
	First lien senior secured loan	8.08%	SOFR (Q)	3.75%		03/2031		54,517.2	54,415.5	54,633.9	(2)(7)
	First lien senior secured notes	8.25%				06/2032		100.0	100.0	103.1	(2)
	Second lien senior secured notes	9.00%				09/2029		13,100.0	13,100.0	13,300.3	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									121,673.4	123,448.7
Conservice Midco, LLC	First lien senior secured loan	7.86%	SOFR (M)	3.50%		05/2027		36,118.3	36,128.4	36,344.0	(2)
	Second lien senior secured loan	9.61%	SOFR (M)	5.25%		05/2028		17,234.2	17,234.2	17,234.2	(2)(12)
									53,362.6	53,578.2
Coupa Holdings, LLC and Coupa Software Incorporated (10)	First lien senior secured loan	10.09%	SOFR (Q)	5.50%		02/2030		4,567.2	4,483.0	4,567.2	(2)(7)(12)
Databricks, Inc. (10)	First lien senior secured loan	8.81%	SOFR (S)	4.50%		12/2030		3,278.7	3,262.3	3,262.3	(12)
Diligent Corporation (10)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	10.09%	SOFR (S)	5.00%		08/2030		20,988.5	20,848.0	20,988.5	(2)(7)(12)
									20,848.0	20,988.5
DriveCentric Holdings, LLC (10)	First lien senior secured loan	9.27%	SOFR (Q)	4.75%		08/2031		16,646.0	16,488.6	16,479.6	(2)(7)(12)
Echo Purchaser, Inc. (10)	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%		11/2029		2,704.5	2,639.9	2,704.5	(2)(7)(12)
	First lien senior secured loan	9.86%	SOFR (M)	5.50%		11/2029		25,987.5	25,563.5	25,987.5	(2)(7)(12)
									28,203.4	28,692.0
ECi Macola/MAX Holding, LLC	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		05/2030		13,310.6	13,357.9	13,424.3	(2)(7)
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (10)	First lien senior secured loan	9.26%	SOFR (M)	4.75%		09/2031		116,367.5	115,257.0	115,203.8	(2)(7)(12)
	Preferred units	12.50% PIK			09/2024		304		3,098.9	3,096.5	(2)(12)
	Class A common units				09/2024		261		261.0	261.0	(2)(12)
									118,616.9	118,561.3
Edmunds Govtech, Inc. (10)	First lien senior secured revolving loan	8.33%	SOFR (Q)	4.00%		02/2030		301.4	296.3	301.4	(2)(7)(12)
	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		02/2031		3,122.9	3,068.0	3,122.9	(2)(7)(12)
									3,364.3	3,424.3
Ensono, Inc.	First lien senior secured loan	8.47%	SOFR (M)	4.00%		05/2028		33,339.6	33,093.1	33,291.9	(2)(7)
Epicor Software Corporation	First lien senior secured loan	7.11%	SOFR (M)	2.75%		05/2031		38,767.3	38,721.2	39,013.5	(2)(7)
eResearch Technology, Inc.	First lien senior secured loan	8.36%	SOFR (M)	4.00%		02/2027		73,056.4	72,289.6	73,444.3	(2)(7)
	Second lien senior secured loan	12.46%	SOFR (M)	8.00%		02/2028		8,904.5	8,506.1	8,904.5	(2)(12)
									80,795.7	82,348.8
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (10)	First lien senior secured loan	11.65%	SOFR (Q)	7.25%		09/2029		22,480.5	22,127.0	22,480.5	(2)(5)(7)(12)
Genesys Cloud Services Holdings I, LLC	First lien senior secured loan	7.36%	SOFR (M)	3.00%		12/2027		31,815.5	31,846.4	32,054.1	(2)(7)
Guidepoint Security Holdings, LLC (10)	First lien senior secured loan	10.36%	SOFR (M)	6.00%		10/2029		6,070.2	5,973.6	6,070.2	(2)(7)(12)
	First lien senior secured loan	10.36%	SOFR (M)	6.00%		10/2029		2,164.2	2,131.8	2,164.2	(7)(12)
									8,105.4	8,234.4
Hakken Midco B.V. (10)	First lien senior secured loan	10.80%	Euribor (S)	7.25%		07/2030		4,732.3	4,889.4	4,732.3	(2)(5)(7)(12)
Hyland Software, Inc. (10)	First lien senior secured revolving loan					09/2029		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	10.36%	SOFR (M)	6.00%		09/2030		23,658.1	23,367.4	23,658.1	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									23,367.4	23,658.1
Icefall Parent, Inc. (10)	First lien senior secured loan	10.86%	SOFR (M)	6.50%		01/2030		11,140.8	10,951.6	11,140.8	(7)(12)
Idemia Group S.A.S.	First lien senior secured loan	8.58%	SOFR (Q)	4.25%		09/2028		3,950.2	3,921.5	3,989.7	(2)(5)(7)
Idera, Inc.	First lien senior secured loan	8.07%	SOFR (Q)	3.50%		03/2028		12,277.3	12,110.1	12,034.8	(2)(7)
Imprivata, Inc.	First lien senior secured loan	8.09%	SOFR (Q)	3.50%		12/2027		21,285.3	21,370.9	21,391.8	(2)(7)
Inmar, Inc.	First lien senior secured loan	9.36%	SOFR (M)	5.00%		10/2031		17,282.3	17,197.6	17,309.3	(2)(7)
Instructure Holdings, INC.	First lien senior secured loan	7.52%	SOFR (Q)	3.00%		11/2031		32,000.0	31,983.7	32,089.9	(2)(5)
	First lien senior secured loan	9.52%	SOFR (Q)	5.00%		11/2032		1,000.0	1,012.5	1,013.8	(5)
									32,996.2	33,103.7
Internet Truckstop Group LLC (10)	First lien senior secured loan	10.48%	SOFR (Q)	6.00%		04/2027		33,285.0	33,014.6	32,952.1	(2)(7)(12)
Leia Finco US LLC	First lien senior secured loan	7.89%	SOFR (Q)	3.25%		10/2031		23,400.0	23,265.9	23,359.8	(2)(5)
	Second lien senior secured loan	9.89%	SOFR (Q)	5.25%		10/2032		12,962.0	12,753.8	12,810.7	(2)(5)
									36,019.7	36,170.5
Magellan Topco (10)	First lien senior secured loan	9.14%	Euribor (Q)	6.25%		10/2031		862.9	879.2	862.9	(2)(5)(7)(12)
Marcel Bidco LLC	First lien senior secured loan	7.81%	SOFR (M)	3.50%		11/2030		11,541.4	11,494.5	11,685.6	(2)(5)(7)(12)
McAfee Corp.	First lien senior secured loan	7.37%	SOFR (S)	3.00%		03/2029		25,373.1	25,367.6	25,366.8	(2)(7)
Mermaid Bidco Inc.	First lien senior secured loan	7.80%	SOFR (Q)	3.25%		07/2031		18,795.5	18,811.7	18,877.9	(2)
Metatiedot Bidco OY and Metatiedot US, LLC (10)	First lien senior secured revolving loan	8.49%	Euribor (Q)	5.50%		11/2030		200.2	184.4	180.4	(2)(5)(7)(12)
	First lien senior secured loan	8.49%	Euribor (Q)	5.50%		11/2031		6,510.4	6,527.6	6,397.8	(2)(5)(7)(12)
	First lien senior secured loan	10.02%	SOFR (Q)	5.50%		11/2031		4,671.9	4,602.7	4,601.8	(2)(5)(7)(12)
									11,314.7	11,180.0
MH Sub I, LLC (Micro Holding Corp.)	First lien senior secured loan	8.58%	SOFR (S)	4.25%		12/2031		22,876.3	22,418.8	22,654.6	(7)
	First lien senior secured loan	8.82%	SOFR (M)	4.25%		05/2028		24,683.0	24,676.9	24,678.5	(7)
									47,095.7	47,333.1
Mitchell International, Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		06/2031		22,144.5	22,000.9	22,126.3	(2)(7)
	Second lien senior secured loan	9.61%	SOFR (M)	5.25%		06/2032		29,965.0	29,738.3	29,571.9	(2)(7)
									51,739.2	51,698.2
Mosel Bidco SE	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		09/2030		8,112.1	8,109.2	8,193.2	(2)(5)(7)(12)
Netsmart, Inc. and Netsmart Technologies, Inc. (10)	First lien senior secured loan	9.56% (2.70% PIK)	SOFR (M)	5.20%		08/2031		78,642.1	77,903.1	77,855.6	(2)(7)(12)
North Star Acquisitionco, LLC and Toucan Bidco Limited (10)	First lien senior secured loan	9.08%	SOFR (Q)	4.75%		05/2029		12,571.4	12,516.9	12,553.9	(2)(5)(7)(12)
	First lien senior secured loan	9.45%	NIBOR (Q)	4.75%		05/2029		2,360.4	2,436.2	2,360.4	(2)(5)(12)
	First lien senior secured loan	9.45%	SONIA (Q)	4.75%		05/2029		1,534.5	1,534.4	1,534.5	(2)(5)(7)(12)
	First lien senior secured loan	9.70%	SONIA (Q)	5.00%		05/2029		708.7	705.6	701.4	(2)(5)(7)(12)
									17,193.1	17,150.2
Open Text Corporation	First lien senior secured loan	6.11%	SOFR (M)	1.75%		01/2030		8,008.1	8,008.1	8,004.1	(5)(7)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	8.42%	SOFR (M)	4.00%		03/2031		9,528.0	9,551.3	9,593.6	(2)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Planview Parent, Inc.	First lien senior secured loan	7.83%	SOFR (Q)	3.50%		12/2027		31,057.2	31,059.2	31,243.8	(2)
Polaris Newco, LLC	First lien senior secured loan	8.85%	SOFR (Q)	4.00%		06/2028		32,946.5	32,826.1	32,980.1	(2)(7)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		10/2030		17,000.0	16,957.5	17,098.3	(7)
	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		10/2030		8,973.3	9,007.0	9,025.2	(7)
									25,964.5	26,123.5
Project Boost Purchaser, LLC	First lien senior secured loan	8.15%	SOFR (Q)	3.50%		07/2031		52,769.4	52,692.8	53,081.3	(2)
	Second lien senior secured loan	9.90%	SOFR (Q)	5.25%		07/2032		7,670.2	7,642.5	7,814.0	(2)
									60,335.3	60,895.3
Proofpoint, Inc.	First lien senior secured loan	7.36%	SOFR (M)	3.00%		08/2028		60,072.8	60,099.9	60,320.9	(2)(7)
PushPay USA Inc.	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		08/2031		31,846.0	31,814.2	32,005.2	(2)(12)
QBS Parent, Inc. (10)	First lien senior secured loan	9.27%	SOFR (Q)	4.75%		11/2031		13,431.2	13,365.5	13,364.0	(2)(7)(12)
Qualtrics Acquireco, LLC	First lien senior secured loan	7.08%	SOFR (Q)	2.75%		06/2030		19,343.3	19,331.7	19,464.2	(2)
RealPage, Inc.	First lien senior secured loan	8.08%	SOFR (Q)	3.75%		04/2028		33,000.0	32,835.0	33,082.5	(7)
	First lien senior secured loan	7.59%	SOFR (Q)	3.00%		04/2028		18,929.1	18,813.7	18,873.2	(2)(7)
									51,648.7	51,955.7
Rocket Software, Inc.	First lien senior secured loan	8.61%	SOFR (M)	4.25%		11/2028		30,005.0	30,066.5	30,192.5	(2)(7)
Runway Bidco, LLC (10)	First lien senior secured loan	9.33%	SOFR (S)	5.00%		12/2031		1,946.5	1,927.1	1,927.0	(2)(7)(12)
Sapphire Software Buyer, Inc. (10)	First lien senior secured loan	9.75% (3.00% PIK)	SOFR (S)	5.50%		09/2031		47,334.5	46,881.8	46,861.1	(2)(7)(12)
Sedgwick Claims Management Services, Inc.	First lien senior secured loan	7.59%	SOFR (Q)	3.00%		07/2031		50,382.9	50,360.7	50,634.8	(2)
Severin Acquisition, LLC (10)	First lien senior secured loan	9.36% (2.25% PIK)	SOFR (M)	5.00%		10/2031		112,313.2	111,236.6	111,190.0	(2)(7)(12)
Sophia, L.P.	First lien senior secured loan	7.36%	SOFR (M)	3.00%		10/2029		15,202.5	15,139.2	15,289.9	(2)(7)
	Second lien senior secured loan	9.11%	SOFR (M)	4.75%		11/2032		12,000.0	11,970.3	12,200.0	(2)(7)
									27,109.5	27,489.9
Spaceship Purchaser, Inc. (10)	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		10/2031		104,275.0	103,263.6	103,232.2	(2)(7)(12)
Spark Purchaser, Inc. (10)	First lien senior secured loan	9.83%	SOFR (Q)	5.50%		04/2031		17,254.1	16,946.0	17,254.1	(2)(7)(12)
Superman Holdings, LLC (10)	First lien senior secured loan	8.86%	SOFR (M)	4.50%		08/2031		39,579.9	39,391.7	39,382.0	(2)(7)(12)
Tenable Holdings, Inc.	First lien senior secured loan	7.22%	SOFR (M)	2.75%		07/2028		5,374.7	5,376.8	5,390.4	(2)(5)(7)
Transit Technologies LLC (10)	First lien senior secured loan	9.17%	SOFR (S)	4.75%		08/2031		10,947.7	10,843.9	10,838.2	(2)(7)(12)
UserZoom Technologies, Inc.	First lien senior secured loan	12.75%	SOFR (S)	7.50%		04/2029		634.4	621.4	628.1	(2)(7)(12)
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (10)	First lien senior secured revolving loan	8.26%	CORRA (Q)	4.75%		08/2031		1,012.6	948.5	922.4	(2)(7)(12)
	First lien senior secured loan	9.08%	SOFR (Q)	4.75%		08/2031		49,849.0	49,377.6	49,350.6	(2)(7)(12)
	Partnership units				08/2024		1,807,000		1,809.9	1,913.6	(2)(12)
									52,136.0	52,186.6
Viper Bidco, Inc. (10)	First lien senior secured loan	9.52%	SOFR (S)	5.00%		11/2031		14,928.7	14,781.8	14,779.4	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.70%	SONIA (M)	5.00%		11/2031		8,634.1	8,613.0	8,547.7	(2)(7)(12)
									23,394.8	23,327.1
VS Buyer, LLC	First lien senior secured loan	7.12%	SOFR (M)	2.75%		04/2031		7,561.5	7,544.4	7,608.7	(2)
Wellington Bidco Inc. and Wellington TopCo LP (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%		06/2030		1,189.7	1,111.2	1,189.7	(2)(7)(12)
	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		06/2030		51,464.7	50,999.3	51,464.7	(2)(7)(12)
	Class A-2 preferred units	8.00% PIK			06/2024		2,106,000		2,203.3	2,188.1	(2)(12)
									54,313.8	54,842.5
ZocDoc, Inc.	First lien senior secured loan	11.02%	SOFR (Q)	6.50%		05/2029		32,500.0	31,146.5	32,500.0	(7)(12)
Zuora, Inc.	First lien senior secured loan	7.83%	SOFR (S)	3.50%		12/2031		20,000.0	19,900.0	19,900.0	(12)

									2,500,140.4	2,516,102.5		42.64%
Health Care Equipment and Services
Aerin Medical Inc. (10)	First lien senior secured loan	11.06%	SOFR (S)	6.75%		12/2030		14,044.1	13,674.7	13,903.7	(7)(12)
	Series G preferred shares				12/2024		943,034		1,106.0	1,106.2	(2)(12)
									14,780.7	15,009.9
Agiliti Health, Inc.	First lien senior secured loan	7.38%	SOFR (Q)	3.00%		05/2030		17,758.3	17,636.5	17,403.1	(2)(5)
Amerivet Partners Management, Inc. and AVE Holdings LP (10)	Subordinated loan	16.50% PIK				12/2030		35,663.0	34,167.3	34,100.7	(2)(12)
	Class A units				03/2024		1,575		1,575.0	195.4	(2)(12)
	Class C units				11/2023		3,849		768.4	9.9	(2)(12)
									36,510.7	34,306.0
Amethyst Radiotherapy Group B.V. (10)	First lien senior secured loan	8.31%	Euribor (Q)	5.25%		04/2031		2,070.9	2,077.4	2,070.9	(2)(5)(7)(12)
Artivion, Inc. (10)	First lien senior secured revolving loan	8.59%	SOFR (Q)	4.00%		01/2030		1,983.0	1,899.6	1,983.0	(2)(5)(7)(12)
	First lien senior secured loan	11.09%	SOFR (Q)	6.50%		01/2030		26,884.3	26,317.8	26,884.3	(2)(5)(7)(12)
									28,217.4	28,867.3
athenahealth Group Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		02/2029		54,425.7	53,703.9	54,483.9	(7)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (10)	First lien senior secured revolving loan	10.85%	SOFR (M)	6.50%		12/2028		1,032.1	975.3	791.3	(2)(7)(12)
	First lien senior secured loan	11.76% (3.63% PIK)	SOFR (Q)	7.25%		12/2028		26,848.0	26,403.5	24,968.6	(2)(7)(12)
									27,378.8	25,759.9
Bracket Intermediate Holding Corp.	First lien senior secured loan	8.58%	SOFR (Q)	4.25%		05/2028		33,483.7	33,419.1	33,734.8	(2)(7)
Charlotte Buyer, Inc.	First lien senior secured loan	9.14%	SOFR (M)	4.75%		02/2028		17,456.2	17,467.7	17,547.9	(2)(7)
CNT Holdings I Corp	First lien senior secured loan	8.09%	SOFR (Q)	3.50%		11/2027		49,463.4	49,486.7	49,727.5	(2)(7)
Confluent Medical Technologies, Inc.	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		02/2029		30,478.6	30,517.4	30,592.9	(2)(7)
Cradle Lux Bidco S.A.R.L. (10)	First lien senior secured loan	10.09%	SOFR (S)	5.50%		11/2031		3,267.1	3,202.7	3,201.7	(2)(5)(7)(12)
	First lien senior secured loan	8.28%	Euribor (S)	5.50%		11/2031		9,190.1	9,189.4	9,006.3	(2)(5)(7)(12)
									12,392.1	12,208.0
Electron Bidco Inc.	First lien senior secured loan	7.11%	SOFR (M)	2.75%		11/2028		41,900.7	41,878.6	42,021.3	(2)(7)
Empower Payments Investor, LLC (10)	First lien senior secured loan	8.86%	SOFR (M)	4.50%		03/2031		12,233.1	12,016.7	12,233.1	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Ensemble RCM, LLC	First lien senior secured loan	7.59%	SOFR (Q)	3.00%		08/2029		35,127.8	35,100.2	35,351.9	(2)
Envisage Management Ltd (10)	First lien senior secured loan	9.74% (2.00% PIK)	SONIA (Q)	5.00%		04/2031		3,146.9	3,092.7	3,146.9	(2)(5)(7)(12)
	First lien senior secured loan	12.22% (2.00% PIK)	SONIA (Q)	7.50%		04/2031		2,258.6	2,262.8	2,258.6	(2)(5)(7)(12)
									5,355.5	5,405.5
Financiere Mendel	First lien senior secured loan	7.77%	SOFR (Q)	3.25%		11/2030		7,940.0	7,877.1	7,979.7	(5)
Gainwell Acquisition Corp.	First lien senior secured loan	8.43%	SOFR (Q)	4.00%		10/2027		25,453.7	24,640.6	24,598.2	(2)(7)
Hanger, Inc. (10)	First lien senior secured loan	7.86%	SOFR (M)	3.50%		10/2031		58,747.1	58,604.7	59,261.2	(2)
HuFriedy Group Acquisition LLC (10)	First lien senior secured revolving loan					05/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.99%	SOFR (Q)	5.50%		05/2031		56,763.1	55,772.1	56,763.1	(2)(7)(12)
									55,772.1	56,763.1
Lifepoint Health Inc	First lien senior secured loan	8.41%	SOFR (S)	3.75%		05/2031		14,465.0	14,417.0	14,505.2	(2)
LivTech Purchaser, Inc. (10)	First lien senior secured loan	9.01%	SOFR (S)	4.50%		11/2031		3,844.4	3,806.5	3,805.9	(7)(12)
Mamba Purchaser, Inc.	First lien senior secured loan	7.36%	SOFR (M)	3.00%		10/2028		31,370.8	31,301.6	31,488.4	(2)(7)
Medline Borrower, LP	First lien senior secured loan	6.61%	SOFR (M)	2.25%		10/2028		59,881.7	59,874.6	60,042.8	(2)(7)
Next Holdco, LLC (10)	First lien senior secured loan	10.27%	SOFR (Q)	5.75%		11/2030		5,742.8	5,670.5	5,742.8	(2)(7)(12)
Nomi Health, Inc.	First lien senior secured loan	12.84%	SOFR (Q)	8.25%		07/2028		18,611.2	18,181.0	18,425.1	(2)(7)(12)
	Warrant to purchase Series B preferred stock				07/2023	07/2033	10,142		—	0.1	(2)(12)
	Warrant to purchase Class A common stock				06/2024	06/2034	22,661		—	74.8	(2)(12)
									18,181.0	18,500.0
Option Care Health Inc	First lien senior secured loan	6.61%	SOFR (M)	2.25%		10/2028		4,792.6	4,792.0	4,815.4	(5)(7)
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (10)	First lien senior secured revolving loan	8.59%	SOFR (Q)	4.00%		11/2028		0.5	0.5	0.5	(2)(5)(7)(12)
	First lien senior secured loan	11.34%	SOFR (Q)	6.75%		11/2028		21,214.9	20,806.4	21,214.9	(2)(5)(7)(12)
									20,806.9	21,215.4
PointClickCare Technologies Inc.	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		11/2031		30,223.8	30,284.3	30,374.9	(2)(5)
Project Ruby Ultimate Parent Corp.	First lien senior secured loan	7.47%	SOFR (M)	3.00%		03/2028		36,000.0	36,105.6	36,127.4	(2)
Radnet Management, Inc.	First lien senior secured loan	6.77%	SOFR (Q)	2.25%		04/2031		23,212.8	23,155.2	23,308.2	(2)(5)
Raven Acquisition Holdings, LLC (10)	First lien senior secured loan	7.61%	SOFR (M)	3.25%		11/2031		48,121.6	47,962.4	48,200.0	(2)
RegionalCare Hospital Partners Holdings, Inc.	First lien senior secured loan	7.96%	SOFR (S)	3.50%		05/2031		10,877.7	10,891.0	10,891.3	(2)
Resonetics, LLC	First lien senior secured loan	7.60%	SOFR (S)	3.25%		06/2031		29,652.7	29,661.4	29,808.7	(2)(7)
Select Medical Corporation	First lien senior secured loan	6.53%	SOFR (S)	2.00%		11/2031		5,500.0	5,493.2	5,511.4	(2)(5)
Sharp Midco LLC	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		12/2028		30,233.2	30,207.0	30,479.0	(2)
Sotera Health Holdings, LLC	First lien senior secured loan	7.84%	SOFR (Q)	3.25%		05/2031		5,796.9	5,770.3	5,800.6	(2)(5)
Surgery Center Holdings, Inc.	First lien senior secured loan	7.09%	SOFR (M)	2.75%		12/2030		34,538.1	34,605.7	34,774.0	(2)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (10)	First lien senior secured revolving loan	10.14%	SOFR (Q)	5.75%		03/2029		228.9	194.9	228.9	(2)(7)(12)
	First lien senior secured loan	10.08%	SOFR (Q)	5.75%		03/2029		10,566.5	10,342.4	10,566.5	(2)(7)(12)
	Class A interests				03/2023		100		100.0	127.3	(12)
									10,637.3	10,922.7
Viant Medical Holdings, Inc.	First lien senior secured loan	8.60%	SOFR (Q)	4.00%		10/2031		26,361.4	26,229.8	26,616.9	(2)
Waystar Technologies, Inc.	First lien senior secured loan	6.59%	SOFR (S)	2.25%		10/2029		13,263.0	13,261.2	13,301.7	(2)(12)
Zelis Cost Management Buyer, Inc.	First lien senior secured loan	7.11%	SOFR (M)	2.75%		09/2029		5,962.4	5,948.9	5,965.8

									1,033,897.3	1,037,524.6		17.58%
Capital Goods
AI Aqua Merger Sub, Inc.	First lien senior secured loan	7.55%	SOFR (M)	3.00%		07/2028		70,901.2	70,812.5	70,901.2	(7)
	First lien senior secured loan	8.05%	SOFR (M)	3.50%		07/2028		52,501.7	52,554.9	52,501.7	(2)(7)
									123,367.4	123,402.9
AIP RD Buyer Corp.	First lien senior secured loan	8.36%	SOFR (M)	4.00%		12/2028		17,955.0	17,947.5	17,932.6	(2)(7)
Airx Climate Solutions, Inc. (10)	First lien senior secured loan	10.18%	SOFR (Q)	5.75%		11/2029		23,329.1	22,856.1	23,329.1	(2)(7)(12)
	First lien senior secured loan	9.47%	SOFR (Q)	5.00%		11/2029		13,244.3	13,079.4	13,244.3	(2)(7)(12)
									35,935.5	36,573.4
Alliance Laundry Systems LLC	First lien senior secured loan	7.84%	SOFR (M)	3.50%		08/2031		26,308.6	26,230.6	26,452.0	(2)
ArchKey Holdings Inc. (10)	First lien senior secured loan	9.30%	SOFR (M)	4.75%		10/2031		18,040.9	17,963.1	18,136.7	(2)
Artera Services, LLC	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		02/2031		24,923.4	24,800.2	24,667.2	(2)
BCPE Empire Holdings, Inc.	First lien senior secured loan	7.86%	SOFR (M)	3.50%		12/2028		17,208.7	17,238.8	17,280.5	(2)(7)
BGIF IV Fearless Utility Services, Inc. (10)	First lien senior secured revolving loan					06/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.45%	SOFR (M)	5.00%		06/2031		42,205.5	41,817.8	42,205.5	(2)(7)(12)
									41,817.8	42,205.5
Bleriot US Bidco Inc.	First lien senior secured loan	7.08%	SOFR (Q)	2.75%		10/2030		4,531.9	4,539.8	4,552.5	(2)
Brown Group Holding, LLC	First lien senior secured loan	6.90%	SOFR (M)	2.50%		07/2031		31,415.9	31,413.5	31,502.2	(2)(7)
Burgess Point Purchaser Corporation	First lien senior secured loan	9.68%	SOFR (Q)	5.25%		07/2029		69,797.6	66,868.4	61,814.9	(2)(7)
Chart Industries, Inc.	First lien senior secured loan	7.09%	SOFR (Q)	2.50%		03/2030		6,416.1	6,397.2	6,434.9	(2)(5)(7)
Chillaton Bidco Limited (10)	First lien senior secured loan	11.22%	SONIA (S)	6.50%		05/2031		5,089.1	4,930.6	5,089.1	(2)(5)(7)(12)
CP Atlas Buyer Inc	First lien senior secured loan	8.21%	SOFR (M)	3.75%		11/2027		6,085.1	5,961.6	5,918.4	(7)
CPIG Holdco Inc. (10)	First lien senior secured revolving loan	9.44%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(2)(7)(9)(12)
	First lien senior secured loan	11.69%	SOFR (Q)	7.00%		04/2028		14,812.5	14,517.4	14,812.5	(2)(7)(12)
									14,517.9	14,813.0
Crown Equipment Corporation	First lien senior secured loan	6.94%	SOFR (M)	2.50%		10/2031		7,125.0	7,090.3	7,160.6	(2)
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc.	First lien senior secured loan	8.13%	SOFR (Q)	3.50%		10/2031		19,425.0	19,395.7	19,522.1	(2)
Dynasty Acquisition Co., Inc.	First lien senior secured loan	6.61%	SOFR (M)	2.25%		10/2031		20,185.0	20,160.0	20,260.7	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
FCG Acquisitions, Inc.	First lien senior secured loan	8.22%	SOFR (M)	3.75%		03/2028		20,305.8	20,342.2	20,417.5	(2)(7)
Gates Global LLC	First lien senior secured loan	6.11%	SOFR (M)	1.75%		11/2029		852.8	852.8	853.8	(5)(7)
Generator US Buyer, Inc. (10)	First lien senior secured loan	8.42%	CORRA (Q)	5.25%		07/2030		6,414.3	6,600.6	6,414.3	(5)(7)(12)
	First lien senior secured loan	9.58%	SOFR (S)	5.25%		07/2030		1,857.3	1,826.2	1,857.3	(2)(5)(7)(12)
	First lien senior secured loan	8.70%	CORRA (Q)	5.25%		07/2030		218.2	215.5	218.2	(2)(5)(7)(12)
									8,642.3	8,489.8
GSV Purchaser, Inc. (10)	First lien senior secured loan	9.30%	SOFR (M)	4.75%		08/2031		35,855.8	35,518.6	35,855.8	(2)(7)(12)
Helix Acquisition Holdings, Inc.	First lien senior secured loan	11.46%	SOFR (M)	7.00%		03/2030		14,188.7	13,869.8	14,188.7	(2)(7)(12)
HPCC Parent, Inc. and Patriot Container Corp. (10)	First lien senior secured loan	13.00% (7.00% PIK)				09/2030		69,423.2	67,652.4	67,514.0	(2)(12)
	Common stock				09/2024		406,680		3,855.3	3,855.3	(2)(12)
									71,507.7	71,369.3
Husky Injection Molding Systems Ltd.	First lien senior secured loan	8.78%	SOFR (Q)	4.50%		02/2029		4,784.3	4,721.5	4,820.2	(5)
John Bean Technologies Corporation	First lien senior secured loan	6.58%	SOFR (Q)	2.25%		10/2031		13,000.0	12,978.8	13,065.0	(5)
Johnstone Supply, LLC	First lien senior secured loan	6.88%	SOFR (S)	2.50%		06/2031		9,185.9	9,203.4	9,206.6
Kaman Corporation	First lien senior secured loan	7.83%	SOFR (Q)	3.50%		04/2031		18,873.5	18,901.7	18,979.7	(2)(7)
Kodiak BP, LLC	First lien senior secured loan	8.27%	SOFR (S)	3.75%		12/2031		15,000.0	14,925.1	14,994.6	(2)
LBM Acquisition LLC	First lien senior secured loan	8.21%	SOFR (M)	3.75%		12/2027		12,458.5	12,470.4	12,478.4	(2)(7)
	First lien senior secured loan	8.30%	SOFR (M)	3.75%		06/2031		8,911.1	8,724.8	8,823.0	(7)
									21,195.2	21,301.4
OPH NEP Investment, LLC (4)	Senior subordinated loan	10.00% (7.00% PIK)				05/2032		33,075.1	30,821.1	32,744.5	(2)(12)
	Class B common units				05/2024		7		1,669.5	2,274.9	(12)
									32,490.6	35,019.4
Paris US Holdco, Inc. & 1001028292 Ontario Inc. (10)	First lien senior secured loan	9.55%	SOFR (S)	5.00%		12/2031		52,904.5	52,381.6	52,375.4	(5)(7)(12)
Pike Corporation	First lien senior secured loan	7.47%	SOFR (M)	3.00%		01/2028		1,035.6	1,036.1	1,042.6
Propulsion (BC) Newco LLC	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		09/2029		21,733.8	21,781.9	21,920.1	(2)(5)(7)
Signia Aerospace, LLC (10)	First lien senior secured loan	7.40%	SOFR (S)	3.00%		12/2031		25,846.2	25,781.9	25,797.8	(2)(7)
Specialty Building Products Holdings, LLC	First lien senior secured loan	8.21%	SOFR (M)	3.75%		10/2028		6,985.0	6,952.4	6,942.8	(7)
SPX Flow, Inc.	First lien senior secured loan	7.36%	SOFR (M)	3.00%		04/2029		13,886.9	13,931.7	13,989.7	(2)(7)
Star US Bidco LLC	First lien senior secured loan	8.11%	SOFR (M)	3.75%		03/2027		14,894.1	14,909.9	14,950.0	(2)(7)
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (10)	First lien senior secured loan	9.74%	SOFR (Q)	5.00%		05/2031		32,285.8	31,842.5	32,285.8	(2)(7)(12)
	Series A common units				05/2024		996		996.0	1,376.6	(2)(12)
									32,838.5	33,662.4
TransDigm Inc.	First lien senior secured loan	6.83%	SOFR (Q)	2.50%		02/2031		21,753.4	21,746.5	21,782.8	(2)(5)(7)
	First lien senior secured loan	7.08%	SOFR (Q)	2.75%		03/2030		16,514.9	16,558.4	16,560.0	(2)(5)
	First lien senior secured loan	6.83%	SOFR (Q)	2.50%		01/2032		2,493.8	2,488.9	2,497.6	(5)
									40,793.8	40,840.4
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Verde Purchaser LLC	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		11/2030		6,982.5	6,947.5	6,998.4	(5)
Victory Buyer LLC	First lien senior secured loan	8.22%	SOFR (M)	3.75%		11/2028		14,277.8	13,947.2	13,989.6	(2)(7)
WEC US Holdings Ltd.	First lien senior secured loan	6.80%	SOFR (M)	2.25%		01/2031		34,770.4	34,748.2	34,763.1	(2)
White Cap Supply Holdings, LLC	First lien senior secured loan	7.61%	SOFR (M)	3.25%		10/2029		1,300.0	1,300.0	1,301.1

									1,019,076.3	1,020,854.4		17.30%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	7.11%	SOFR (M)	2.75%		08/2028		21,652.7	21,742.2	21,774.6	(2)
	First lien senior secured loan	7.36%	SOFR (M)	3.00%		05/2030		11,781.4	11,779.1	11,862.5	(2)
									33,521.3	33,637.1
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	9.51%	SOFR (Q)	5.00%		10/2029		1,386.9	1,346.0	1,386.9	(2)(7)(9)(12)
	First lien senior secured loan	9.52%	SOFR (Q)	5.00%		10/2030		46,831.7	45,687.0	46,831.7	(2)(7)(12)
	Series B common units				10/2023		45,351		1,250.0	1,620.9	(12)
									48,283.0	49,839.5
Belfor Holdings, Inc.	First lien senior secured loan	8.11%	SOFR (M)	3.75%		11/2030		11,936.0	11,855.9	12,055.3	(2)(7)(12)
Belron Finance US LLC	First lien senior secured loan	7.27%	SOFR (Q)	2.75%		10/2031		22,252.6	22,244.5	22,433.5	(2)(5)(7)
Bulldog Purchaser Inc.	First lien senior secured loan	8.58%	SOFR (Q)	4.25%		06/2031		6,583.5	6,552.4	6,621.9	(7)
	First lien senior secured loan	8.34%	SOFR (S)	3.75%		06/2031		1,025.0	1,025.0	1,031.0	(7)
									7,577.4	7,652.9
Bumble Bidco Limited (10)	First lien senior secured loan	11.49%	SONIA (Q)	6.75%		10/2030		6,645.7	6,669.1	6,645.7	(2)(5)(7)(12)
Caesars Entertainment Inc	First lien senior secured loan	6.61%	SOFR (M)	2.25%		02/2030		8,102.5	8,094.2	8,099.1	(5)(7)
	First lien senior secured loan	6.61%	SOFR (M)	2.25%		02/2031		7,700.3	7,685.0	7,702.7	(5)(7)
									15,779.2	15,801.8
Century De Buyer LLC	First lien senior secured loan	7.90%	SOFR (S)	3.50%		10/2030		23,635.7	23,652.8	23,813.0	(2)
ClubCorp Holdings, Inc.	First lien senior secured loan	9.59%	SOFR (Q)	5.00%		09/2026		42,975.2	43,130.4	43,047.0	(2)
Davidson Hotel Company LLC (10)	First lien senior secured revolving loan	9.36%	SOFR (M)	5.00%		10/2031		593.2	575.9	575.4	(2)(7)(12)
	First lien senior secured loan	9.36%	SOFR (M)	5.00%		10/2031		6,922.4	6,821.0	6,818.6	(2)(7)(12)
									7,396.9	7,394.0
Equinox Holdings, Inc.	First lien senior secured loan	12.58% (4.13% PIK)	SOFR (Q)	8.25%		03/2029		43,091.2	41,828.3	43,091.2	(2)(7)(12)
	Second lien senior secured loan	16.00% PIK				06/2027		3,803.5	3,727.6	3,803.5	(2)(12)
									45,555.9	46,894.7
Eternal Aus Bidco Pty Ltd (10)	First lien senior secured loan	10.72%	BBSY (Q)	6.25%		11/2029		6,346.1	6,623.8	6,346.1	(2)(5)(7)(12)
Excel Fitness Consolidator LLC (10)	First lien senior secured loan	9.83%	SOFR (Q)	5.50%		04/2029		10,233.8	10,067.5	10,233.8	(2)(7)(12)
Fertitta Entertainment, LLC	First lien senior secured loan	7.86%	SOFR (M)	3.50%		01/2029		31,749.4	31,811.8	31,840.8	(2)(7)
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(10)	First lien senior secured revolving loan	8.36%	SOFR (M)	4.00%		08/2030		2,404.9	2,371.4	2,368.9	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.86%	SOFR (M)	5.50%		08/2031		36,413.2	35,774.5	35,733.8	(2)(7)(12)
	Common units				07/2024		11,704,000		11,736.8	13,471.3	(2)(12)
									49,882.7	51,574.0
Flint OpCo, LLC (10)	First lien senior secured loan	9.11%	SOFR (Q)	4.75%		08/2030		11,715.9	11,517.7	11,715.9	(2)(7)(12)
Golden State Foods LLC	First lien senior secured loan	8.77%	SOFR (M)	4.25%		10/2031		19,629.7	19,570.8	19,783.0	(2)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (10)	First lien senior secured loan	11.08%	SOFR (Q)	6.75%		04/2030		11,750.0	11,436.8	11,750.0	(2)(7)(12)
	Class A common units				04/2023		100		100.0	75.3	(2)(12)
									11,536.8	11,825.3
Helios Service Partners, LLC and Astra Service Partners, LLC (10)	First lien senior secured revolving loan					03/2027		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		03/2027		5,611.2	5,561.6	5,611.2	(2)(7)(12)
	First lien senior secured loan	10.87%	SOFR (Q)	6.00%		03/2027		3,433.1	3,379.9	3,433.1	(2)(7)(12)
									8,941.5	9,044.3
Horizon US Finco, L.P.	First lien senior secured loan	9.08%	SOFR (S)	4.75%		12/2031		13,000.0	12,870.0	12,918.8
IFH Franchisee Holdings, LLC (10)	First lien senior secured revolving loan	8.37%	SOFR (M)	4.00%		12/2029		11,194.0	10,943.8	10,942.2	(2)(7)(12)
	First lien senior secured loan	10.12%	SOFR (M)	5.75%		12/2029		47,486.3	46,778.6	46,774.0	(2)(7)(12)
									57,722.4	57,716.2
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (10)	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%		12/2028		56.8	47.8	56.8	(2)(5)(7)(12)
	First lien senior secured loan	9.83%	SOFR (Q)	5.50%		12/2028		10,035.0	9,834.9	10,037.5	(2)(5)(7)(12)
	First lien senior secured loan	8.83%	CORRA (M)	5.50%		12/2028		1,142.3	1,119.5	1,142.8	(2)(5)(7)(12)
	First lien senior secured loan	9.58%	SOFR (Q)	5.25%		12/2028		487.9	378.5	487.9	(2)(5)(7)(12)
	Class A units				12/2022		50,000		50.0	73.8	(2)(5)(12)
									11,430.7	11,798.8
IRB Holding Corp.	First lien senior secured loan	6.98%	SOFR (M)	2.50%		12/2027		65,140.2	65,233.7	65,154.5	(2)(7)
KUEHG Corp	First lien senior secured loan	7.84%	SOFR (Q)	3.25%		06/2030		11,256.0	11,275.9	11,358.5	(2)(7)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	8.59%	SOFR (Q)	4.00%		08/2028		5,913.2	5,888.9	5,963.1	(7)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (10)	First lien senior secured loan	11.98%	SOFR (Q)	7.50%		12/2027		16,403.2	16,130.3	16,403.2	(2)(7)(12)
	Limited partnership interests				12/2022		133,000		133.0	165.1	(12)
									16,263.3	16,568.3
Life Time Fitness Inc	First lien senior secured loan	7.03%	SOFR (M)	2.50%		11/2031		14,352.2	14,347.6	14,391.7	(2)(5)
Mister Car Wash Holdings, Inc.	First lien senior secured loan	7.09%	SOFR (M)	2.75%		03/2031		18,279.3	18,327.0	18,347.8	(2)(5)
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc. (10)	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		06/2031		21,867.5	21,666.1	21,867.5	(7)(12)
	First lien senior secured loan	9.34%	SOFR (Q)	5.00%		06/2031		5,546.0	5,499.0	5,546.0	(2)(7)(12)
	Class A preferred units				09/2024		770		770.4	870.2	(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Class B common units				09/2024		770,423		323.6	365.2	(12)
									28,259.1	28,648.9
Nord Anglia	First lien senior secured loan	7.58%	SOFR (S)	3.25%		01/2032		7,000.0	7,000.0	7,055.4	(5)(7)
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (10)	First lien senior secured revolving loan	10.86%	SOFR (Q)	6.50%		05/2028		234.5	225.9	234.5	(2)(7)(12)
	First lien senior secured loan	9.66%	SOFR (Q)	5.25%		05/2028		3,280.7	3,202.8	3,280.7	(2)(7)(12)
	First lien senior secured loan	10.94%	SOFR (Q)	6.50%		05/2028		4,120.7	4,043.3	4,120.7	(2)(7)(12)
									7,472.0	7,635.9
Northwinds Holding, Inc. and Northwinds Services Group LLC (10)	First lien senior secured revolving loan	9.80%	SOFR (Q)	5.25%		05/2029		250.0	213.9	250.0	(2)(7)(12)
	First lien senior secured loan	9.96%	SOFR (Q)	5.25%		05/2029		12,410.9	12,125.3	12,410.9	(2)(7)(12)
	Common units				05/2023		121,368		166.7	201.2	(2)(12)
									12,505.9	12,862.1
PCI Gaming Authority	First lien senior secured loan	6.36%	SOFR (M)	2.00%		07/2031		4,274.3	4,273.1	4,261.8	(2)
PestCo Holdings, LLC and PestCo, LLC (10)	First lien senior secured loan	10.97%	SOFR (Q)	6.25%		02/2028		12,219.5	11,991.5	12,219.5	(2)(7)(12)
	First lien senior secured loan	9.50%	SOFR (Q)	5.25%		02/2028		3,856.8	3,803.2	3,799.0	(2)(7)(12)
	Class A units				01/2023		8		106.0	141.6	(12)
									15,900.7	16,160.1
PG Investment Company 59 S.a r.l.	First lien senior secured loan	7.33%	SOFR (Q)	3.00%		03/2031		14,671.6	14,703.2	14,778.5	(2)(5)
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc. (10)	First lien senior secured revolving loan	9.13%	SOFR (M)	4.75%		10/2030		475.5	441.3	439.9	(2)(7)(12)
	First lien senior secured loan	9.32%	SOFR (Q)	4.75%		10/2030		7,308.2	7,188.7	7,173.4	(2)(7)(12)
	Common stock				10/2024		866		866.0	866.0	(2)(12)
									8,496.0	8,479.3
Premiere Buyer, LLC (10)	First lien senior secured loan	9.32%	SOFR (Q)	4.75%		05/2031		24,471.6	24,139.7	24,471.6	(2)(7)(12)
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (10)	First lien senior secured loan	9.11%	SOFR (M)	4.75%		06/2031		53,955.3	53,233.7	53,955.3	(2)(7)(12)
	Limited partnership interests				06/2024		12,049,000		12,049.0	12,506.9	(2)(12)
									65,282.7	66,462.2
Radiant Intermediate Holding, LLC	First lien senior secured loan	10.61% (3.00% PIK)	SOFR (Q)	6.00%		11/2026		907.7	894.8	789.7	(2)(7)(12)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	8.09%	SOFR (Q)	3.50%		10/2027		36,409.4	36,450.8	36,614.4	(2)(7)
Station Casinos LLC	First lien senior secured loan	6.38%	SOFR (M)	2.00%		03/2031		5,266.5	5,254.2	5,269.0	(5)
University Support Services LLC	First lien senior secured loan	7.11%	SOFR (M)	2.75%		02/2029		33,905.6	33,887.3	34,032.8	(2)(5)(7)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	10.12%	SOFR (M)	5.75%		11/2030		2,616.1	2,554.4	2,616.1	(2)(7)(12)
	First lien senior secured loan	10.13%	SOFR (M)	5.75%		11/2030		31,424.2	31,048.5	31,424.2	(2)(7)(12)
	First lien senior secured loan	9.50%	SOFR (Q)	5.00%		11/2030		266.1	204.4	266.1	(2)(7)(12)
	Class B common units				11/2023		351		351.0	661.6	(12)
									34,158.3	34,968.0
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Whatabrands LLC	First lien senior secured loan	6.86%	SOFR (M)	2.50%		08/2028		13,403.6	13,402.5	13,416.5	(2)(7)
Wrench Group LLC	First lien senior secured loan	8.59%	SOFR (Q)	4.00%		10/2028		54,751.8	53,586.9	52,424.9	(2)

									994,645.7	1,004,126.5		17.02%
Commercial and Professional Services
Aldinger Company Inc (10)	First lien senior secured loan	9.61%	SOFR (M)	5.25%		07/2027		29,315.8	29,091.8	29,004.6	(2)(7)(12)
AlixPartners, LLP	First lien senior secured loan	6.97%	SOFR (M)	2.50%		02/2028		35,677.3	35,695.0	35,781.5	(2)(7)
AMCP Clean Acquisition Company, LLC (10)	First lien senior secured loan	9.08%	SOFR (Q)	4.75%		06/2028		5,728.8	5,644.5	5,710.4	(2)(7)(12)
AmSpec Parent, LLC	First lien senior secured loan	8.58%	SOFR (S)	4.25%		12/2031		10,000.0	9,950.0	10,050.0	(12)
Ankura Consulting Group, LLC	First lien senior secured loan	7.84%	SOFR (M)	3.50%		12/2031		15,626.9	15,684.0	15,626.9	(2)(7)
Celnor Group Limited (10)	First lien senior secured loan	9.70%	SONIA (Q)	5.00%		08/2031		4,137.9	4,129.7	4,137.9	(2)(5)(7)(12)
Corporation Service Company	First lien senior secured loan	6.86%	SOFR (M)	2.50%		11/2029		6,013.7	6,015.2	6,040.1	(7)
Dorado Bidco, Inc. (10)	First lien senior secured revolving loan					09/2031		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.08%	SOFR (S)	4.50%		09/2031		6,100.9	6,042.6	6,039.9	(2)(7)(12)
									6,042.6	6,039.9
DP Flores Holdings, LLC (10)	First lien senior secured loan	10.83% (3.00% PIK)	SOFR (Q)	6.50%		09/2030		53,111.4	52,050.2	52,049.1	(2)(7)(12)
Drogon Bidco Inc. & Drogon Aggregator LP (10)	First lien senior secured loan	9.36%	SOFR (M)	5.00%		08/2031		26,083.2	25,815.1	25,801.5	(2)(7)(12)
	Class A-2 common units				08/2024		2,662,000		2,662.0	4,078.2	(2)(12)
									28,477.1	29,879.7
The Dun & Bradstreet Corporation	First lien senior secured loan	6.59%	SOFR (M)	2.25%		01/2029		44,817.5	44,950.9	44,825.6	(2)(5)
Duraserv LLC (10)	First lien senior secured loan	8.90%	SOFR (M)	4.50%		06/2031		26,781.1	26,534.4	26,781.1	(2)(7)(12)
Eagle Parent Corp.	First lien senior secured loan	8.58%	SOFR (Q)	4.25%		04/2029		8,689.7	8,584.0	8,509.1	(7)
FlyWheel Acquireco, Inc. (10)	First lien senior secured revolving loan	10.86%	SOFR (M)	6.50%		05/2028		1,071.4	1,039.0	1,071.4	(2)(7)(12)
	First lien senior secured loan	10.86%	SOFR (M)	6.50%		05/2030		13,225.4	12,921.7	13,225.4	(2)(7)(12)
									13,960.7	14,296.8
GCM HVAC Holdco, LLC and GCM HVAC Topco, LLC	First lien senior secured loan	14.00%				09/2031		2,702.7	2,642.5	2,639.9	(12)
	Class A common units				09/2024		1,486,487		1,486.5	1,486.5	(12)
									4,129.0	4,126.4
GFL Environmental Inc.	First lien senior secured loan	6.61%	SOFR (Q)	2.00%		07/2031		6,770.8	6,770.8	6,778.2	(5)(7)
Grant Thornton Advisors LLC	First lien senior secured loan	7.61%	SOFR (M)	3.25%		06/2031		25,972.1	26,049.4	25,950.8	(2)
	First lien senior secured loan	7.36%	SOFR (S)	2.75%		06/2031		2,500.0	2,503.1	2,498.0
									28,552.5	28,448.8
HP RSS Buyer, Inc. (10)	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		12/2029		11,739.2	11,590.4	11,739.2	(2)(7)(12)
	First lien senior secured loan	9.08%	SOFR (Q)	4.75%		12/2029		1,626.2	1,600.8	1,626.2	(2)(7)(12)
									13,191.2	13,365.4
Indigo Acquisition B.V. (10)	First lien senior secured loan	9.06%	Euribor (Q)	6.35%		09/2031		2,662.4	2,707.1	2,662.4	(2)(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	10.68%	SOFR (Q)	6.35%		09/2031		2,070.9	2,151.3	2,214.1	(2)(5)(7)(12)
									4,858.4	4,876.5
ISolved, Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		10/2030		15,778.2	15,750.5	15,955.7	(2)
Kings Buyer, LLC (10)	First lien senior secured revolving loan	11.50%	Base Rate (Q)	4.00%		10/2027		382.3	366.5	382.3	(2)(7)(12)
	First lien senior secured loan	9.68%	SOFR (Q)	5.25%		10/2027		18,239.9	18,047.4	18,239.9	(2)(7)(12)
									18,413.9	18,622.2
KPS Global LLC and Cool Group LLC (10)	First lien senior secured loan	9.11%	SOFR (M)	4.75%		09/2030		4,714.4	4,624.0	4,620.2	(2)(7)(12)
LABL, Inc.	First lien senior secured loan	9.46%	SOFR (M)	5.00%		10/2028		35,332.9	34,702.3	34,092.8	(2)(7)
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (10)	First lien senior secured loan	10.09%	SOFR (S)	5.00%		07/2031		20,644.2	20,304.6	20,282.1	(2)(7)(12)
	Class A common units				07/2024		1,409,000		1,409.0	1,303.3	(2)(12)
									21,713.6	21,585.4
Lightbeam Bidco, Inc. (10)	First lien senior secured revolving loan					05/2029		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		05/2030		17,163.4	16,930.4	17,163.4	(2)(7)(12)
									16,930.4	17,163.4
Motus LLC	First lien senior secured loan	8.43%	SOFR (Q)	4.00%		12/2028		15,687.8	15,725.5	15,805.5	(2)(7)
North Haven Stack Buyer, LLC (10)	First lien senior secured loan	9.63%	SOFR (Q)	5.25%		07/2027		24.8	24.4	24.8	(2)(7)(12)
	First lien senior secured loan	9.36%	SOFR (Q)	5.00%		07/2027		3.5	3.4	3.5	(2)(7)(12)
									27.8	28.3
Omnia Partners, LLC	First lien senior secured loan	7.37%	SOFR (Q)	2.75%		07/2030		29,905.2	29,932.8	30,028.1	(2)
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (10)	First lien senior secured revolving loan	10.09%	SOFR (Q)	5.50%		08/2029		1.9	1.8	1.9	(2)(7)(12)
	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%		08/2029		0.1	0.1	0.1	(2)(7)(12)
	First lien senior secured loan	12.59% (2.00% PIK)	SOFR (Q)	8.00%		08/2029		27,517.5	25,635.7	26,141.7	(7)(12)
	First lien senior secured loan	12.59% (2.00% PIK)	SOFR (Q)	8.00%		08/2029		13,318.4	12,841.2	12,652.5	(2)(7)(12)
	Warrant to purchase Class A common units				08/2023	08/2036	27,163		449.6	4,286.0	(2)(12)
	Warrant to purchase Class A common units				06/2024	06/2036	8,780		1,223.9	1,385.3	(12)
									40,152.3	44,467.5
PSC Parent, Inc. (10)	First lien senior secured revolving loan	9.64%	SOFR (M)	5.25%		04/2030		5,790.4	5,719.3	5,790.4	(2)(7)(9)(12)
	First lien senior secured loan	9.71%	SOFR (M)	5.25%		04/2031		47,123.4	46,732.6	47,123.4	(2)(7)(12)
									52,451.9	52,913.8
PYE-Barker Fire & Safety, LLC (10)	First lien senior secured revolving loan	8.83%	SOFR (Q)	4.50%		05/2030		1,085.7	1,007.6	1,085.7	(2)(7)(12)
	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		05/2031		31,674.4	31,574.5	31,674.4	(2)(7)(12)
									32,582.1	32,760.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Saturn Purchaser Corp.	First lien senior secured loan	9.81%	SOFR (Q)	5.25%		07/2029		7,678.7	7,649.6	7,678.7	(2)(7)(12)
SV Newco 2, Inc. (10)	First lien senior secured revolving loan					06/2031		—	—	—	(2)(5)(7)(8)(12)
	First lien senior secured loan	9.26%	SOFR (Q)	4.75%		06/2031		16,218.9	15,996.0	16,218.9	(2)(5)(7)(12)
									15,996.0	16,218.9
Tempo Acquisition, LLC	First lien senior secured loan	6.61%	SOFR (M)	2.25%		08/2028		12,880.3	12,883.1	12,918.6	(2)(5)(7)
Teneo Holdings LLC	First lien senior secured loan	9.11%	SOFR (M)	4.75%		03/2031		17,297.1	17,287.4	17,434.1	(2)(7)
The Hiller Companies, LLC (10)	First lien senior secured revolving loan					06/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.36%	SOFR (M)	5.00%		06/2030		25,964.3	25,712.6	25,964.3	(2)(7)(12)
									25,712.6	25,964.3
Thevelia (US) LLC	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		06/2029		9,471.7	9,495.8	9,519.1	(5)(7)
Trans Union LLC	First lien senior secured loan	6.11%	SOFR (M)	1.75%		06/2031		11,485.9	11,471.6	11,460.1	(5)(7)
TSS Buyer, LLC (10)	First lien senior secured loan	10.23%	SOFR (M)	5.50%		06/2029		8,156.7	7,968.7	8,156.7	(2)(7)(12)
UP Intermediate II LLC and UPBW Blocker LLC (10)	First lien senior secured revolving loan					03/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.58%	SOFR (Q)	5.25%		03/2031		2,514.0	2,458.4	2,514.0	(2)(7)(12)
	Common units				03/2024		31,790		3,179.0	2,906.3	(2)(12)
	Common units				09/2024		2,060		173.0	188.3	(2)(12)
									5,810.4	5,608.6
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (10)	First lien senior secured revolving loan	8.33%	SOFR (Q)	4.00%		05/2030		7,178.9	6,928.0	7,039.3	(2)(7)(9)(12)
	First lien senior secured loan	9.58%	SOFR (Q)	5.25%		05/2030		22,966.6	22,634.9	22,736.9	(2)(7)(12)
	Class A preferred units	10.00% PIK			05/2024		11,930		1,266.4	1,097.2	(12)
	Class A common units				05/2024		1,111		—	—	(12)
									30,829.3	30,873.4
Xplor T1, LLC	First lien senior secured loan	7.83%	SOFR (S)	3.50%		06/2031		16,129.6	16,123.0	16,250.5	(2)(12)
Zinc Buyer Corporation (10)	First lien senior secured loan	9.08%	SOFR (Q)	4.75%		07/2031		51,284.4	50,848.6	50,771.6	(2)(7)(12)

									839,395.2	847,225.6		14.36%
Financial Services
Aduro Advisors, LLC (10)	First lien senior secured loan	9.36%	SOFR (M)	5.00%		07/2030		18,719.3	18,546.9	18,532.1	(2)(7)(12)
Cannon Bridge Designated Activity Company (10)	Private asset-backed investment	10.56%	Euribor (S)	7.50%		10/2033		678.9	695.0	680.0	(5)(12)
	Private asset-backed investment	5.71%	Euribor (S)	2.65%		10/2033		678.9	695.0	680.0	(5)(12)
	Private asset-backed investment	12.32%	SOFR (S)	7.50%		10/2033		43.9	44.9	43.9	(5)(12)
	Private asset-backed investment	7.47%	SOFR (S)	2.65%		10/2033		43.9	44.9	43.9	(5)(12)
									1,479.8	1,447.8
Cezanne Bidco (10)	First lien senior secured loan	9.18%	Euribor (Q)	6.50%		10/2031		10,723.4	10,810.3	10,723.4	(2)(5)(12)
Cliffwater LLC (10)	First lien senior secured loan	8.86%	SOFR (M)	4.50%		10/2030		10,946.7	10,764.5	10,946.7	(2)(5)(7)(12)
Corient Holdings, Inc.	Series A preferred stock				05/2023		15,000		15,000.0	22,832.9	(2)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CPI Holdco B, LLC	First lien senior secured loan	6.78%	SOFR (Q)	2.25%		05/2031		29,210.0	29,099.5	29,173.5	(5)
	First lien senior secured loan	6.36%	SOFR (M)	2.00%		05/2031		5,298.5	5,256.7	5,283.4	(5)
									34,356.2	34,456.9
Endeavor Bidco LLC and Endeavor TopCo, Inc.	First lien senior secured loan	8.58%	SOFR (Q)	4.25%		08/2029		8,393.8	8,238.1	8,225.9	(2)(7)(12)
	Class A common units				08/2024		2,540		2,540.0	2,540.0	(12)
									10,778.1	10,765.9
Focus Financial Partners, LLC (10)	First lien senior secured loan	7.61%	SOFR (M)	3.25%		09/2031		31,605.5	31,568.0	31,870.0	(2)
GC Waves Holdings, Inc. (10)	First lien senior secured loan	9.21%	SOFR (M)	4.75%		10/2030		7,539.2	7,351.2	7,539.2	(2)(5)(7)(12)
Gen II Fund Services, LLC	First lien senior secured loan	7.08%	SOFR (M)	2.75%		11/2031		50,466.6	50,594.5	50,655.9	(12)
GTCR F Buyer Corp. and GTCR (D) Investors LP (10)(11)	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		09/2030		12,028.4	11,793.3	12,028.4	(2)(7)(12)
	Limited partnership interests				09/2023		76,925		77.5	104.8	(2)(12)
									11,870.8	12,133.2
Harbourvest Global Private Equity Limited (10)	Private asset-backed investment	7.97%	SOFR (Q)	3.50%		06/2029		26,000.0	25,137.1	26,000.0	(12)
HighTower Holding, LLC	First lien senior secured loan	8.07%	SOFR (Q)	3.50%		04/2028		37,010.7	37,060.8	37,149.5	(2)(5)
HV Chimera LLC	Private asset-backed investment	7.33%	SOFR (Q)	2.80%	11/2023	08/2026	1,504,082		1,490.8	1,504.1	(5)(12)
Isthmus Capital LLC	Private asset-backed investment	9.50%			06/2023	06/2030	1,500,888		1,486.3	1,500.9	(5)(12)
	Private asset-backed investment				06/2023		4		—	19.7	(5)(12)
									1,486.3	1,520.6
Jefferies Finance LLC	First lien senior secured loan	7.36%	SOFR (M)	3.00%		10/2031		10,500.0	10,412.2	10,532.9	(2)(5)
Kestra Advisor Services Holdings A, Inc.	First lien senior secured loan	7.33%	SOFR (S)	3.00%		03/2031		1,601.5	1,597.5	1,601.5	(5)
Lernen Bidco Limited	First lien senior secured loan	8.36%	SOFR (Q)	4.00%		10/2031		6,500.0	6,468.3	6,565.0	(2)(5)(7)(12)
Loire UK Midco 3 Limited	First lien senior secured loan	8.21%	SOFR (M)	3.75%		04/2027		1,780.4	1,780.4	1,767.0	(2)(5)(7)
	First lien senior secured loan	7.99%	SOFR (M)	3.50%		04/2027		3,966.9	3,972.7	3,939.6	(5)
									5,753.1	5,706.6
Mai Capital Management Intermediate LLC (10)	First lien senior secured revolving loan	9.08%	SOFR (Q)	4.75%		08/2031		222.9	207.0	206.2	(2)(5)(7)(12)
	First lien senior secured loan	9.08%	SOFR (M)	4.75%		08/2031		8,681.5	8,591.4	8,582.4	(2)(5)(7)(12)
									8,798.4	8,788.6
Mariner Wealth Advisors, LLC	First lien senior secured loan	7.08%	SOFR (Q)	2.75%		08/2028		15,461.0	15,461.0	15,461.0	(2)(7)
Mars Downstop Loan Purchaser Trust	Private asset-backed investment	11.00%			02/2024		29,990,339		20,440.1	20,393.4	(5)(12)
Monroe Capital Income Plus Corporation	Corporate bond	9.42%				11/2028		10,000.0	10,000.0	10,824.6	(5)(12)
MSD Investment Corp.	Corporate bond	7.58%				05/2028		25,000.0	25,000.0	25,026.3	(5)(12)
Nexus Buyer LLC	First lien senior secured loan	8.36%	SOFR (M)	4.00%		07/2031		2,968.3	2,971.1	2,975.8	(2)
Nuvei Technologies Corp.	First lien senior secured loan	7.44%	SOFR (M)	3.00%		11/2031		18,120.0	18,081.7	18,137.0	(2)(5)
Paint Intermediate III, LLC	First lien senior secured loan	7.52%	SOFR (Q)	3.00%		10/2031		20,906.6	20,851.3	20,985.0	(2)(7)
Parexel International Inc.	First lien senior secured loan	7.36%	SOFR (M)	3.00%		11/2028		14,394.9	14,397.4	14,478.8	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (10)(11)	First lien senior secured loan	9.46%	SOFR (M)	4.75%		05/2029		12,539.9	12,485.5	12,539.9	(2)(5)(7)(12)
	First lien senior secured loan	9.46%	SOFR (M)	5.00%		05/2029		14,344.9	14,019.5	14,344.9	(2)(5)(7)(12)
	Limited partnership interests				09/2023		96,436		96.4	120.3	(5)(12)
									26,601.4	27,005.1
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (10)	First lien senior secured loan	9.64%	SOFR (Q)	5.25%		08/2029		9,306.8	9,071.4	9,306.8	(2)(5)(7)(12)
	Preferred units				07/2023		1,333,333		1,315.5	1,561.3	(5)(12)
									10,386.9	10,868.1
PCS MidCo, Inc. and PCS Parent, L.P. (10)	First lien senior secured revolving loan	10.08%	SOFR (Q)	5.75%		03/2030		238.6	215.2	238.6	(2)(7)(12)
	First lien senior secured loan	10.08%	SOFR (Q)	5.75%		03/2030		10,150.6	9,973.8	10,150.6	(7)(12)
	First lien senior secured loan	10.34%	SOFR (Q)	5.75%		03/2030		1,678.1	1,648.8	1,678.1	(2)(7)(12)
	Class A units				03/2024		806,000		806.0	865.6	(2)(12)
									12,643.8	12,932.9
RFS Opco LLC (10)	First lien senior secured loan	9.08%	SOFR (Q)	4.75%		04/2031		42,393.8	42,014.9	42,393.8	(2)(5)(7)(12)
RWA Wealth Partners, LLC (10)	First lien senior secured loan	9.27%	SOFR (S)	4.75%		11/2030		7,750.0	7,674.2	7,672.5	(5)(7)(12)
	First lien senior secured loan	9.16%	SOFR (Q)	4.75%		11/2030		390.0	359.4	357.5	(2)(5)(7)(12)
									8,033.6	8,030.0
Stepstone Group MidCo 2 GmbH, The	First lien senior secured loan	8.83%	SOFR (S)	4.50%		12/2031		14,000.0	13,860.0	13,825.0	(5)(12)
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (10)	First lien senior secured loan	9.08%	SOFR (Q)	4.75%		10/2028		2,621.5	2,574.7	2,621.5	(2)(5)(7)(12)
	First lien senior secured loan	9.80%	SOFR (Q)	5.25%		10/2028		236.5	231.0	236.5	(2)(5)(7)(12)
									2,805.7	2,858.0
Summit Acquisition Inc.	First lien senior secured loan	8.08%	SOFR (Q)	3.75%		10/2031		9,000.0	8,985.4	9,045.0	(2)(12)
Sunbit Receivables Trust IV (10)	Private asset-backed investment	11.56%	SOFR (M)	7.25%	12/2023	12/2026	1,620,000		1,602.3	1,620.0	(7)(12)
Surf Holdings S.a r.l.	First lien senior secured loan	7.95%	SOFR (M)	3.50%		03/2027		16,415.8	16,463.9	16,505.6	(5)
The Edelman Financial Center, LLC	First lien senior secured loan	7.36%	SOFR (M)	3.00%		04/2028		31,602.9	31,643.3	31,754.3	(2)(5)
	Second lien senior secured loan	9.61%	SOFR (M)	5.25%		10/2028		52,500.0	52,385.3	52,861.2	(2)(5)
									84,028.6	84,615.5
TPG IX Cardiff CI II, L.P.	Limited partnership interest				11/2024		4,814,025		4,850.1	4,814.0	(2)(5)(12)
Trinity Capital Inc	Corporate bond	7.54%				10/2027		29,700.0	29,700.0	29,461.2	(5)(12)
Wellington-Altus Financial Inc. (10)(11)	First lien senior secured loan	9.11%	CORRA (Q)	5.00%		08/2030		794.7	823.2	782.7	(5)(7)(12)
	Common stock				08/2024		46,562		1,559.0	1,631.4	(2)(5)(12)
									2,382.2	2,414.1
Zelis Payments Buyer, Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		11/2031		65,250.0	64,968.7	65,413.1	(2)

									757,854.9	771,356.1		13.07%
Insurance
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (10)	First lien senior secured loan	9.31%	SOFR (Q)	4.75%		11/2029		4,095.2	4,061.6	4,095.2	(2)(7)(12)
Acrisure, LLC	First lien senior secured loan	7.11%	SOFR (M)	2.75%		02/2027		41,458.4	41,462.1	41,471.3	(2)
	First lien senior secured loan	7.36%	SOFR (M)	3.00%		11/2030		20,212.1	20,210.4	20,205.8	(2)
									61,672.5	61,677.1
Alliant Holdings Intermediate, LLC	First lien senior secured loan	7.11%	SOFR (M)	2.75%		09/2031		42,171.9	42,159.9	42,237.7	(2)
AMWINS Group, Inc.	First lien senior secured loan	6.72%	SOFR (M)	2.25%		02/2028		43,403.3	43,463.6	43,513.6	(2)(7)
AssuredPartners, Inc.	First lien senior secured loan	7.86%	SOFR (M)	3.50%		02/2031		60,059.4	60,151.1	60,138.1	(2)(7)
Broadstreet Partners, Inc.	First lien senior secured loan	7.36%	SOFR (M)	3.00%		06/2031		31,911.9	31,916.4	31,990.1	(2)
Cross Financial Corp.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		10/2031		9,660.5	9,643.0	9,708.8	(2)(12)
Diamond Mezzanine 24 LLC (10)	First lien senior secured revolving loan	11.50%	Base Rate (Q)	4.00%		10/2030		3,750.0	3,713.6	3,712.5	(2)(7)(12)
	First lien senior secured loan	9.59%	SOFR (Q)	5.00%		10/2030		56,250.0	55,699.5	55,687.5	(2)(7)(12)
									59,413.1	59,400.0
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (10)(11)	First lien senior secured loan	9.67%	SOFR (Q)	5.25%		12/2030		39,590.1	38,903.9	39,590.1	(2)(5)(7)(12)
	Limited partnership interests				03/2024		3,417,348		3,417.3	4,589.5	(2)(5)(12)
									42,321.2	44,179.6
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (10)	First lien senior secured loan	8.54%	CORRA (Q)	5.25%		03/2031		12,578.0	13,146.4	12,578.0	(5)(7)(12)
Goosehead Insurance Holdings, LLC	First lien senior secured loan	7.83%	SOFR (S)	3.50%		12/2031		10,000.0	9,975.0	10,050.0	(5)(12)
HIG Finance 2 Limited	First lien senior secured loan	7.86%	SOFR (M)	3.50%		04/2030		11,141.5	11,112.9	11,208.7	(2)(5)(7)
Higginbotham Insurance Agency, Inc. and HIG Intermediate, Inc. (10)	First lien senior secured loan	8.86%	SOFR (M)	4.50%		11/2028		2,560.5	2,551.0	2,560.5	(2)(7)(12)
	First lien senior secured loan	9.11%	SOFR (M)	4.75%		11/2028		1,335.6	1,316.3	1,335.6	(2)(7)(12)
	Series A preferred shares	11.00% PIK			12/2024		33,710		33,204.4	33,204.4	(2)(12)
									37,071.7	37,100.5
Hub International Limited	First lien senior secured loan	7.37%	SOFR (Q)	2.75%		06/2030		39,934.9	39,941.2	40,134.6	(2)(7)
Hyperion Refinance S.a.r.l.	First lien senior secured loan	7.36%	SOFR (M)	3.00%		02/2031		40,209.7	40,220.9	40,438.1	(2)(5)(7)
Keystone Agency Partners LLC (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%		05/2027		58.8	57.5	58.8	(2)(7)(12)
	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		05/2027		48,641.3	48,194.6	48,641.3	(2)(7)(12)
									48,252.1	48,700.1
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (10)	First lien senior secured revolving loan	10.09%	SOFR (M)	5.75%		11/2029		223.2	201.6	223.2	(2)(7)(12)
	First lien senior secured loan	10.23%	SOFR (M)	5.75%		11/2029		10,837.8	10,654.3	10,837.8	(2)(7)(12)
	Class A2 units				11/2023		102,501		2,050.0	1,899.8	(2)(12)
									12,905.9	12,960.8
OneDigital Borrower LLC	First lien senior secured loan	7.61%	SOFR (M)	3.25%		07/2031		36,912.0	36,767.5	36,959.3	(2)(7)
Ryan Specialty Group, LLC	First lien senior secured loan	6.61%	SOFR (M)	2.25%		09/2031		23,744.5	23,710.5	23,803.8	(2)(5)(7)
SIG Parent Holdings, LLC (10)	First lien senior secured loan	9.36%	SOFR (M)	5.00%		08/2031		25,492.9	25,185.4	25,167.0	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
USI, Inc.	First lien senior secured loan	6.58%	SOFR (Q)	2.25%		11/2029		41,733.6	41,740.8	41,624.2	(2)
	First lien senior secured loan	6.58%	SOFR (Q)	2.25%		09/2030		13,749.3	13,742.9	13,711.4	(2)
									55,483.7	55,335.6
World Insurance Associates, LLC and World Associates Holdings, LLC (10)	First lien senior secured loan	10.08%	SOFR (Q)	5.75%		04/2028		17,072.4	16,891.2	17,072.4	(2)(7)(12)

									725,466.8	728,449.1		12.35%
Media and Entertainment
22 HoldCo Limited	Senior subordinated loan	12.73% PIK	SONIA (S)	7.50%		08/2033		21,591.2	21,497.4	21,591.2	(2)(5)(7)(12)
3 Step Sports LLC (10)	First lien senior secured loan	12.34% (1.50% PIK)	SOFR (Q)	8.00%		10/2029		16,557.2	15,728.0	14,875.0	(2)(7)(12)
Broadcast Music, Inc. (10)	First lien senior secured loan	10.39%	SOFR (Q)	5.75%		02/2030		29,467.3	28,840.9	29,467.3	(2)(7)(12)
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		5,565.5	5,829.3	(5)(12)
Charter Communications Operating, LLC	First lien senior secured loan	6.78%	SOFR (S)	2.25%		11/2031		24,212.5	24,152.2	24,141.8	(2)(5)
Creative Artists Agency, LLC	First lien senior secured loan	7.11%	SOFR (M)	2.75%		10/2031		40,561.5	40,599.0	40,708.0	(2)
Dundee Eros, LP	Limited partnership interest				11/2024		4,283,000		4,283.0	4,283.0	(2)(12)
Fever Labs, Inc. (10)	First lien senior secured revolving loan	11.00%				11/2028		5,974.0	5,873.8	5,974.0	(2)(12)
	First lien senior secured loan	11.00%				11/2028		20,625.7	19,037.9	20,625.7	(2)(12)
	Series E-5 Convertible Shares				08/2024		318,631		1,381.9	1,477.2	(2)(12)
									26,293.6	28,076.9
FinEquity Holdings, LLC	Class A common interest				12/2024		20		138,844.9	138,844.9	(12)
	Class A common interest				12/2024		20		4,056.2	4,056.2	(12)
	Class A common interest				12/2024		20		1,000.5	1,000.5	(12)
									143,901.6	143,901.6
Global Music Rights, LLC (10)	First lien senior secured revolving loan	9.10%	SOFR (Q)	4.75%		12/2031		1,364.6	1,129.6	1,159.9	(7)(12)
	First lien senior secured loan	9.10%	SOFR (S)	4.75%		12/2031		136,354.2	133,882.2	134,308.9	(7)(12)
									135,011.8	135,468.8
League One Volleyball, Inc.	Series B preferred stock				07/2023		194		1.0	2.3	(2)(12)
	Series C preferred stock				09/2024		67		0.6	0.6	(2)(12)
									1.6	2.9
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc. (10)	First lien senior secured revolving loan	9.41%	SOFR (M)	5.00%		08/2030		320.2	260.1	256.2	(2)(7)(9)(12)
	First lien senior secured loan	10.02% (2.75% PIK)	SOFR (Q)	5.50%		08/2031		27,410.8	26,894.8	26,862.6	(2)(7)(12)
									27,154.9	27,118.8
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	12,498.8	(2)(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
NEP Group, Inc.	First lien senior secured loan	7.72% (1.50% PIK)	SOFR (M)	3.25%		08/2026		25,777.3	24,793.8	23,431.6	(2)
	First lien senior secured loan	10.09% (1.50% PIK)	SOFR (M)	5.50%		08/2026		14,416.0	13,993.5	13,154.6	(2)(7)
									38,787.3	36,586.2
Orange Barrel Media, LLC/IKE Smart City, LLC (10)	Private asset-backed investment	10.11%	SOFR (M)	5.75%		03/2027		2,852.0	2,826.1	2,852.0	(7)(12)
	Private asset-backed investment	10.11%	SOFR (M)	5.75%		10/2027		1,863.3	1,826.1	1,863.3	(7)(12)
									4,652.2	4,715.3
OVG Business Services, LLC	First lien senior secured loan	7.36%	SOFR (M)	3.00%		06/2031		4,064.8	4,046.0	4,069.9	(2)
Quartz Holding Company	First lien senior secured loan	7.86%	SOFR (M)	3.50%		10/2028		7,081.5	7,061.9	7,116.9	(2)(7)(12)
Sandlot Action Sports, LLC	Common units				05/2024		3,384		25.0	25.0	(12)
South Florida Motorsports, LLC	Class A common interest				12/2024		20		4,139.2	4,139.8	(12)
Summer (BC) Bidco B LLC	First lien senior secured loan	9.59%	SOFR (Q)	5.00%		02/2029		1,955.4	1,946.0	1,964.6	(5)
	First lien senior secured loan	9.09%	SOFR (Q)	4.50%		12/2026		1,007.1	1,007.1	1,010.8	(2)(5)(7)
									2,953.1	2,975.4
United Talent Agency LLC	First lien senior secured loan	8.20%	SOFR (M)	3.75%		07/2028		11,925.9	11,896.2	11,985.6	(2)(7)(12)
WideOpenWest Finance, LLC	First lien senior secured loan	11.55%	SOFR (Q)	7.00%		12/2028		3,259.2	3,228.3	3,389.6	(2)(5)(7)(12)
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	7.22%	SOFR (M)	2.75%		05/2025		39,645.6	39,669.7	39,695.2	(2)(5)
WRE Sports Investments LLC (10)	First lien senior secured loan	11.00% (5.50% PIK)				07/2031		34,254.5	33,473.1	33,393.3	(2)(12)
Zuffa Guarantor LLC	First lien senior secured loan	6.77%	SOFR (Q)	2.25%		11/2031		30,000.0	29,962.8	30,129.6	(2)(5)

									662,924.3	666,185.2		11.29%
Pharmaceuticals, Biotechnology and Life Sciences
ADMA Biologics Inc. (10)	First lien senior secured revolving loan	8.34%	SOFR (Q)	3.75%		12/2027		0.6	0.6	0.6	(2)(5)(7)(12)
	First lien senior secured loan	10.85%	SOFR (Q)	6.50%		12/2027		2,240.2	2,198.7	2,240.2	(2)(5)(7)(12)
									2,199.3	2,240.8
Alcami Corporation (10)	First lien senior secured revolving loan	11.44%	SOFR (M)	7.00%		12/2028		41.1	21.2	41.1	(2)(7)(12)
	First lien senior secured loan	11.66%	SOFR (Q)	7.00%		12/2028		4,323.8	4,166.4	4,323.8	(2)(7)(12)
									4,187.6	4,364.9
Bamboo US BidCo LLC (10)	First lien senior secured loan	9.77%	SOFR (Q)	5.25%		09/2030		14,056.4	13,724.6	14,056.4	(2)(7)(12)
	First lien senior secured loan	8.25%	Euribor (Q)	5.25%		09/2030		8,303.6	8,351.5	8,303.6	(2)(7)(12)
									22,076.1	22,360.0
Cambrex Corporation	First lien senior secured loan	7.96%	SOFR (M)	3.50%		12/2026		44,884.9	44,786.6	44,820.7	(2)(7)
Creek Parent, Inc. and Creek Feeder, L.P. (10)	First lien senior secured loan	9.63%	SOFR (S)	5.25%		12/2031		123,825.2	121,670.1	121,658.2	(2)(7)(12)
	Limited partnership interest				12/2024		4,209,000		4,209.0	4,209.0	(2)(12)
									125,879.1	125,867.2
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Curia Global, INC.	First lien senior secured loan	8.44%	SOFR (Q)	3.75%		08/2026		31,955.5	30,699.0	30,444.3	(2)(7)
Curium BidCo S.a r.l.	First lien senior secured loan	7.96%	SOFR (S)	3.50%		07/2029		18,316.8	18,350.0	18,488.6	(2)(5)
Da Vinci Purchaser Corp.	First lien senior secured loan	7.86%	SOFR (M)	3.50%		01/2027		52,268.6	52,314.8	52,436.4	(2)(7)
Grifols Worldwide Operations USA, Inc.	First lien senior secured loan	6.74%	SOFR (Q)	2.00%		11/2027		18,427.9	18,161.1	18,331.2	(2)(5)
Gula Buyer Inc.	First lien senior secured loan	9.55%	SOFR (M)	5.00%		10/2031		150,000.0	148,174.9	148,125.0	(2)(7)(12)
IGEA Bidco S.P.A (10)	First lien senior secured notes	9.93%				09/2031		3,809.5	4,045.2	3,944.6	(2)(5)(12)
Packaging Coordinators Midco, Inc.	First lien senior secured loan	7.84%	SOFR (Q)	3.25%		11/2027		52,644.9	52,707.8	52,827.6	(2)(7)
Precision Medicine Group, LLC	First lien senior secured loan	7.43%	SOFR (Q)	3.00%		11/2027		15,190.1	15,137.6	15,166.4	(2)(7)
Solar Bidco Limited (10)	First lien senior secured loan	8.43%	Euribor (Q)	5.75%		11/2029		3,712.9	3,579.8	3,589.7	(2)(5)(7)(12)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (10)	First lien senior secured loan	10.78%	SOFR (Q)	6.25%		11/2030		4,414.2	4,321.7	4,414.2	(2)(7)(12)
	Limited partnership interests				11/2023		731,000		731.6	676.9	(2)(12)
									5,053.3	5,091.1

									547,352.2	548,098.5		9.29%
Investment Funds and Vehicles
ABPCI 2019-5A	Collaterized loan obligation	10.37%	SOFR (Q)	5.75%		01/2036		1,100.0	1,100.0	1,128.0	(5)(12)
ABPCI 2022-11	Collaterized loan obligation	11.42%	SOFR (Q)	7.00%		01/2038		7,000.0	7,000.0	7,026.8	(5)(12)
ABPCI 2024-17	Collaterized loan obligation	12.57%	SOFR (Q)	8.00%		08/2036		3,000.0	3,000.0	2,968.7	(5)(12)
ATRM 14	Collaterized loan obligation	16.20%				10/2037		8,171.4	4,892.9	4,999.0	(5)(12)
	Collaterized loan obligation	11.40%	SOFR (Q)	6.50%		10/2037		5,600.0	5,600.0	5,712.7	(5)(12)
	Collaterized loan obligation	11.70%				10/2037		639.5	411.6	391.2	(5)(12)
									10,904.5	11,102.9
ATRM 15	Collaterized loan obligation	11.15%	SOFR (Q)	6.50%		07/2037		1,900.0	1,900.0	1,928.3	(5)(12)
AUDAX 2024-9	Collaterized loan obligation	9.82%	SOFR (Q)	5.20%		04/2036		2,000.0	2,000.0	2,033.3	(5)(12)
BABSN 2023-3	Collaterized loan obligation	11.99%	SOFR (Q)	7.33%		10/2036		562.5	577.7	579.9	(5)(12)
BALLY 2022-21	Collaterized loan obligation	15.70%				10/2037		2,520.0	2,406.6	2,378.9	(5)(12)
BALLY 2023-24	Collaterized loan obligation	9.71%	SOFR (Q)	5.05%		07/2036		1,500.0	1,500.0	1,524.7	(5)(12)
BALLY 2024-26	Collaterized loan obligation	11.43%	SOFR (Q)	6.10%		07/2037		1,500.0	1,500.0	1,513.1	(5)(12)
BCC 2020-1	Collaterized loan obligation	11.78%	SOFR (Q)	7.15%		04/2033		1,750.0	1,750.0	1,765.3	(5)(12)
BCC 2023-3	Collaterized loan obligation	9.88%	SOFR (Q)	5.25%		07/2036		1,500.0	1,500.0	1,533.6	(5)(12)
BERRY 2024-1	Collaterized loan obligation	12.50%				10/2037		5,220.0	2,302.0	2,354.6	(5)(12)
BROOKP 2024-1	Collaterized loan obligation	11.12%	SOFR (Q)	6.50%		04/2037		1,000.0	1,000.0	1,024.1	(5)(12)
BSP 2016-9	Collaterized loan obligation	10.52%	SOFR (Q)	5.90%		10/2037		3,125.0	3,125.0	3,148.7	(5)(12)
BSP 2018-14	Collaterized loan obligation	10.74%	SOFR (Q)	6.15%		10/2037		5,500.0	5,500.0	5,633.8	(5)(12)
BSP 2022-28	Collaterized loan obligation	9.96%	SOFR (Q)	5.40%		10/2037		500.0	500.0	501.4	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BSP 2024-34	Collaterized loan obligation	11.33%	SOFR (Q)	6.70%		07/2037		1,250.0	1,250.0	1,287.9	(5)(12)
BSP 2024-35	Collaterized loan obligation	10.73%	SOFR (Q)	6.10%		04/2037		1,250.0	1,250.0	1,273.2	(5)(12)
BSP 2024-37	Collaterized loan obligation	12.50%				01/2038		8,430.0	8,430.0	8,430.0	(5)(12)
BSP 2024-38A	Collaterized loan obligation	9.31%	SOFR (Q)	5.00%		01/2038		3,750.0	3,750.0	3,769.5	(5)(12)
BTCP 2023-1	Collaterized loan obligation	11.10%	SOFR (M)	6.50%		09/2030		6,100.0	6,105.7	6,100.0	(5)(12)
BX 2024-SLCT	Commercial mortgage-backed security	7.84%	SOFR (M)	3.39%		01/2040		24,185.0	24,124.5	24,139.8	(5)(12)
CAVU 2021-1	Collaterized loan obligation	11.63%	SOFR (Q)	7.00%		07/2037		1,000.0	1,000.0	1,006.3	(5)(12)
CEDF 2021-14	Collaterized loan obligation	15.40%				07/2033		1,840.0	995.9	975.2	(5)(12)
CGMS 2019-2	Collaterized loan obligation	11.83%	SOFR (Q)	7.00%		10/2037		4,387.5	4,387.5	4,526.6	(5)(12)
CGMS 2022-2	Collaterized loan obligation	11.51%	SOFR (Q)	6.95%		01/2038		2,850.0	2,850.0	2,913.0	(5)(12)
CGMS 2022-5	Collaterized loan obligation	12.20%	SOFR (Q)	7.10%		10/2037		4,190.0	4,190.0	4,321.1	(5)(12)
CGMS 2023-1	Collaterized loan obligation	9.72%	SOFR (Q)	5.10%		07/2035		1,250.0	1,250.0	1,271.5	(5)(12)
CGMS 2023-2	Collaterized loan obligation	9.62%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,044.5	(5)(12)
CGMS 2024-1	Collaterized loan obligation	11.58%	SOFR (Q)	6.92%		04/2037		1,096.0	1,119.3	1,126.8	(5)(12)
CGMS 2024-2	Collaterized loan obligation	11.48%	SOFR (Q)	6.85%		04/2037		1,500.0	1,500.0	1,544.1	(5)(12)
CGMS 2024-3	Collaterized loan obligation	11.70%	SOFR (Q)	6.40%		07/2036		2,600.0	2,600.0	2,680.9	(5)(12)
CGMS 2024-5	Collaterized loan obligation	12.60%				10/2036		2,700.0	2,409.8	2,487.9	(5)(12)
	Collaterized loan obligation	10.20%	SOFR (Q)	5.65%		10/2036		1,500.0	1,500.0	1,537.6	(5)(12)
									3,909.8	4,025.5
CIFC 2018-1	Collaterized loan obligation	9.72%	SOFR (Q)	5.25%		01/2038		830.0	830.0	834.0	(5)(12)
CIFC 2020-4	Collaterized loan obligation	9.33%	SOFR (Q)	4.90%		01/2040		5,500.0	5,500.0	5,528.6	(5)(12)
CIFC 2021-1	Collaterized loan obligation	10.63%	SOFR (Q)	6.00%		07/2037		1,820.0	1,820.0	1,853.0	(5)(12)
CIFC 2021-4	Collaterized loan obligation	11.37%	SOFR (Q)	6.20%		07/2037		1,000.0	1,000.6	1,027.6	(5)(12)
CIFC 2021-5	Collaterized loan obligation	9.41%	SOFR (Q)	5.10%		01/2038		3,500.0	3,500.0	3,517.5	(5)(12)
CIFC 2022-5	Collaterized loan obligation	8.55%	SOFR (Q)	3.90%		01/2037		6,000.0	6,000.0	6,132.8	(5)(12)
CIFC 2022-6	Collaterized loan obligation	10.36%	SOFR (Q)	5.75%		10/2038		437.5	437.5	447.9	(5)(12)
CIFC 2022-7	Collaterized loan obligation	9.91%	SOFR (Q)	5.35%		01/2038		687.5	687.5	689.5	(5)(12)
CIFC 2024-1	Collaterized loan obligation	11.23%	SOFR (Q)	6.60%		04/2037		375.0	384.3	386.0	(5)(12)
CIFC 2024-2	Collaterized loan obligation	11.03%	SOFR (Q)	6.40%		04/2037		2,000.0	2,000.0	2,057.6	(5)(12)
CIFC 2024-4	Collaterized loan obligation	12.70%				10/2037		2,600.0	2,373.1	2,511.0	(5)(12)
CIFC 2024-5	Collaterized loan obligation	9.48%	SOFR (Q)	5.15%		01/2038		4,000.0	4,000.0	4,020.8	(5)(12)
Constellation Wealth Capital Fund, L.P. (11)	Limited partner interests				01/2024		1,935,706		1,764.7	1,834.1	(5)
CPTPK 2024-1	Collaterized loan obligation	10.62%	SOFR (Q)	6.00%		07/2037		1,400.0	1,400.0	1,442.2	(5)(12)
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interests				03/2024		6,653,000		6,673.6	7,171.9	(2)(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
DRSLF 2022-104	Collaterized loan obligation	11.92%	SOFR (Q)	7.40%		08/2034		5,756.0	5,756.0	5,815.1	(5)(12)
ELM12 2021-5	Collaterized loan obligation	10.47%	SOFR (Q)	5.90%		10/2037		1,475.0	1,475.0	1,509.6	(5)(12)
ELM24 2023-3	Collaterized loan obligation	9.55%	SOFR (Q)	5.10%		01/2038		2,000.0	2,000.0	2,009.7	(5)(12)
ELM27 2024-3	Collaterized loan obligation	10.88%	SOFR (Q)	6.25%		04/2037		2,000.0	2,000.0	2,050.5	(5)(12)
ELM29 2024-5	Collaterized loan obligation	11.02%	SOFR (Q)	6.40%		04/2037		3,500.0	3,519.7	3,615.4	(5)(12)
ELM30 2024-6	Collaterized loan obligation	10.55%	SOFR (Q)	5.25%		07/2037		1,250.0	1,268.8	1,272.1	(5)(12)
ELM32 2024-8	Collaterized loan obligation	12.42%				10/2037		2,520.0	2,268.0	2,340.8	(5)(12)
ELM35 2024-11	Collaterized loan obligation	11.20%				10/2037		1,740.0	1,581.7	1,505.4	(5)(12)
ELM37 2024-13	Collaterized loan obligation	9.11%	SOFR (Q)	4.75%		01/2038		3,000.0	3,000.0	3,015.0	(5)(12)
ELMW1 2019-1	Collaterized loan obligation	8.37%	SOFR (Q)	3.75%		04/2037		6,000.0	6,000.0	6,126.5	(5)(12)
ELMW4 2020-1	Collaterized loan obligation	10.78%	SOFR (Q)	6.15%		04/2037		2,514.0	2,539.1	2,593.1	(5)(12)
ELMW8 2021-1	Collaterized loan obligation	10.87%	SOFR (Q)	6.25%		04/2037		5,028.0	5,086.9	5,137.6	(5)(12)
GCBSL 2022-60	Collaterized loan obligation	10.63%	SOFR (Q)	6.00%		10/2034		2,375.0	2,375.0	2,364.9	(5)(12)
GCBSL 2024-77	Collaterized loan obligation	9.20%	SOFR (Q)	4.85%		01/2038		1,500.0	1,500.0	1,507.5	(5)(12)
GLM 2022-12	Collaterized loan obligation	10.32%	SOFR (Q)	5.70%		07/2037		2,100.0	2,109.5	2,153.6	(5)(12)
GNRT 2	Collaterized loan obligation	11.98%	SOFR (Q)	7.35%		10/2037		250.0	251.1	256.2	(5)(12)
GNRT 2022-10	Collaterized loan obligation	12.70%	SOFR (Q)	8.07%		07/2035		500.0	510.7	505.8	(5)(12)
GNRT 2023-11	Collaterized loan obligation	12.14%	SOFR (Q)	7.30%		10/2037		2,258.0	2,258.0	2,320.8	(5)(12)
GNRT 2024-15	Collaterized loan obligation	11.32%	SOFR (Q)	6.70%		07/2037		2,000.0	2,000.0	2,050.2	(5)(12)
GNRT 2024-18	Collaterized loan obligation	12.60%				01/2038		7,160.0	6,334.5	6,519.0	(5)(12)
GNRT 2024-20	Collaterized loan obligation	12.30%				01/2038		19,647.8	17,973.8	17,977.3	(5)(12)
GNRT 4	Collaterized loan obligation	11.52%	SOFR (Q)	6.90%		07/2037		2,000.0	2,000.0	2,049.4	(5)(12)
GNRT 6	Collaterized loan obligation	11.79%	SOFR (Q)	7.25%		10/2037		1,820.0	1,820.0	1,867.6	(5)(12)
GNRT 9	Collaterized loan obligation	10.82%	SOFR (Q)	6.35%		01/2038		4,015.0	4,015.0	4,031.1	(5)(12)
GOCAP 2024-71	Collaterized loan obligation	9.62%	SOFR (Q)	5.10%		02/2037		4,500.0	4,500.0	4,584.1	(5)(12)
HAMLN 2024-1	Collaterized loan obligation	9.96%	SOFR (Q)	5.40%		10/2037		2,017.5	2,017.5	2,027.5	(5)(12)
KKR 2024-53	Collaterized loan obligation	12.70%				01/2038		6,100.0	5,529.0	5,695.1	(5)(12)
	Collaterized loan obligation	11.02%	SOFR (Q)	6.50%		01/2038		2,235.0	2,235.0	2,261.9	(5)(12)
									7,764.0	7,957.0
KKR 48	Collaterized loan obligation	8.92%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	2,034.3	(5)(12)
Linden Structured Capital Fund II-A LP (11)	Limited partnership interests				07/2024		1,470,727		1,559.0	1,479.6	(2)(5)
MAGNE 2019-24	Collaterized loan obligation	11.06%	SOFR (Q)	6.40%		04/2035		500.0	500.1	503.2	(5)(12)
MAGNE 2022-33	Collaterized loan obligation	10.17%	SOFR (Q)	5.55%		10/2037		5,875.0	5,875.0	5,995.8	(5)(12)
MAGNE 2023-36	Collaterized loan obligation	9.53%	SOFR (Q)	4.90%		04/2036		1,750.0	1,750.0	1,777.8	(5)(12)
MAGNE 2023-39	Collaterized loan obligation	9.33%	SOFR (Q)	4.90%		01/2037		637.5	637.5	640.8	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
MAGNE 2024-41	Collaterized loan obligation	9.21%	SOFR (Q)	4.90%		01/2038		2,312.5	2,312.5	2,324.5	(5)(12)
MAGNE 2024-42	Collaterized loan obligation	9.31%	SOFR (Q)	5.00%		01/2038		2,125.0	2,096.8	2,136.0	(5)(12)
MAGNE 2024-44	Collaterized loan obligation	12.00%				10/2037		4,100.0	3,690.0	3,747.7	(5)(12)
MDPK 2016-20	Collaterized loan obligation	11.23%	SOFR (Q)	6.40%		10/2037		2,727.5	2,727.5	2,770.0	(5)(12)
MDPK 2018-32	Collaterized loan obligation	11.03%	SOFR (Q)	6.40%		07/2037		4,850.0	4,850.0	4,924.3	(5)(12)
MDPK 2019-34	Collaterized loan obligation	11.15%	SOFR (Q)	6.50%		10/2037		1,700.0	1,700.0	1,729.7	(5)(12)
MDPK 2019-37	Collaterized loan obligation	11.26%	SOFR (Q)	6.60%		04/2037		1,000.0	1,000.0	1,016.1	(5)(12)
MDPK 2021-59	Collaterized loan obligation	11.03%	SOFR (Q)	6.40%		04/2037		2,250.0	2,250.0	2,282.6	(5)(12)
MDPK 2022-55	Collaterized loan obligation	10.63%	SOFR (Q)	6.00%		07/2037		1,680.0	1,680.0	1,704.8	(5)(12)
MDPK 2022-60	Collaterized loan obligation	11.13%	SOFR (Q)	6.50%		10/2037		5,625.0	5,625.0	5,745.8	(5)(12)
MDPK 2024-66	Collaterized loan obligation	9.85%	SOFR (Q)	5.50%		10/2037		2,500.0	2,500.0	2,513.0	(5)(12)
	Collaterized loan obligation	12.20%				10/2037		2,410.0	2,336.3	2,336.3	(5)(12)
									4,836.3	4,849.3
MDPK 2024-67	Collaterized loan obligation	11.43%	SOFR (Q)	6.80%		04/2037		2,500.0	2,500.0	2,571.1	(5)(12)
MDPK 2024-68	Collaterized loan obligation	9.54%	SOFR (Q)	5.10%		01/2038		2,375.0	2,375.0	2,387.4	(5)(12)
MDPK 2024-69	Collaterized loan obligation	11.58%	SOFR (Q)	6.25%		07/2037		1,500.0	1,500.0	1,543.7	(5)(12)
MidOcean CLO Equity Fund I, LP (11)	Limited partnership interest	9.00%			10/2024		5,255,376		5,255.4	5,255.4	(5)(12)
NMC CLO-2	Collaterized loan obligation	10.06%	SOFR (Q)	5.70%		01/2038		937.5	937.5	942.4	(5)(12)
OAKC 2015-12	Collaterized loan obligation	9.60%				04/2037		14,541.0	9,245.1	9,474.3	(5)(12)
OAKC 2016-13	Collaterized loan obligation	11.70%				10/2037		2,920.0	2,309.7	2,341.2	(5)(12)
	Collaterized loan obligation	11.70%				01/2030		1,400.0	1,107.4	1,122.5	(5)(12)
	Collaterized loan obligation	10.37%	SOFR (Q)	5.75%		10/2037		1,220.0	1,220.0	1,253.4	(5)(12)
									4,637.1	4,717.1
OAKC 2017-15	Collaterized loan obligation	12.60%				01/2030		3,441.5	1,978.9	1,997.7	(5)(12)
OAKC 2019-3	Collaterized loan obligation	9.51%	SOFR (Q)	5.00%		01/2038		500.0	500.0	501.4	(5)(12)
OAKC 2019-4	Collaterized loan obligation	9.34%	SOFR (Q)	4.95%		01/2038		3,640.0	3,640.0	3,658.9	(5)(12)
OAKC 2020-5	Collaterized loan obligation	12.50%				10/2037		3,130.0	3,244.9	3,162.1	(5)(12)
OAKC 2020-6	Collaterized loan obligation	12.60%				10/2037		2,966.0	3,399.0	3,410.9	(5)(12)
	Collaterized loan obligation	9.84%	SOFR (Q)	5.25%		10/2037		1,100.0	1,100.0	1,109.9	(5)(12)
									4,499.0	4,520.8
OAKC 2021-9	Collaterized loan obligation	10.12%	SOFR (Q)	5.50%		10/2037		2,050.0	2,050.0	2,107.8	(5)(12)
	Collaterized loan obligation	13.10%				10/2037		1,500.0	1,527.2	1,526.1	(5)(12)
									3,577.2	3,633.9
OAKC 2021-16	Collaterized loan obligation	11.50%				10/2034		1,210.0	1,069.0	1,079.9	(5)(12)
OAKC 2022-12	Collaterized loan obligation	9.62%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,038.6	(5)(12)
OAKC 2023-15	Collaterized loan obligation	9.62%	SOFR (Q)	5.00%		04/2035		2,000.0	2,000.0	2,032.6	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
OAKC 2023-16	Collaterized loan obligation	8.62%	SOFR (Q)	4.00%		10/2036		2,000.0	2,000.0	2,040.6	(5)(12)
OCPA 2023-29	Collaterized loan obligation	9.35%	SOFR (Q)	5.00%		01/2036		1,000.0	1,000.0	1,005.0	(5)(12)
OCT66 2022-1	Collaterized loan obligation	12.11%	SOFR (Q)	7.62%		11/2036		937.5	944.5	958.7	(5)(12)
OHACP 2024-17	Collaterized loan obligation	9.40%	SOFR (Q)	5.00%		01/2038		3,000.0	3,000.0	3,007.6	(5)(12)
	Collaterized loan obligation	12.00%				01/2038		2,610.0	2,479.5	2,484.7	(5)(12)
									5,479.5	5,492.3
OKANAGAN 2024-1	Private asset-backed investment	12.55%	SOFR (M)	8.25%		12/2032		30,300.0	30,350.9	30,300.0	(5)(12)
PROSE 2024-3	Private asset-backed investment	8.85%				10/2054		25,000.0	25,000.0	24,526.8	(5)(12)
PXLY 2024-1	Collaterized loan obligation	9.50%	SOFR (Q)	5.00%		01/2037		6,550.0	6,550.0	6,584.1	(5)(12)
RRAM 2022-21	Collaterized loan obligation	12.90%				01/2123		13,070.0	9,606.2	9,613.2	(5)(12)
RRAM 2024-30	Collaterized loan obligation	12.46%				07/2036		7,000.0	6,457.5	6,411.2	(5)(12)
RVRPK 2024-1	Collaterized loan obligation	9.15%	SOFR (Q)	4.80%		01/2038		6,500.0	6,500.0	6,516.3	(5)(12)
SIXST 2021-17	Collaterized loan obligation	11.00%				01/2034		5,550.0	3,787.9	3,582.2	(5)(12)
SIXST 2022-21	Collaterized loan obligation	10.39%	SOFR (Q)	5.75%		10/2037		2,025.0	2,025.0	2,080.0	(5)(12)
SIXST 2024-27	Collaterized loan obligation	9.61%	SOFR (Q)	5.25%		01/2038		1,750.0	1,750.0	1,754.4	(5)(12)
SPEAK 2024-11	Collaterized loan obligation	13.48%				07/2037		4,000.0	3,468.4	3,891.6	(5)(12)
STKPK 2022-1	Collaterized loan obligation	10.81%	SOFR (Q)	6.15%		10/2037		3,375.0	3,375.0	3,448.0	(5)(12)
SYMP 2022-33	Collaterized loan obligation	9.69%	SOFR (Q)	5.35%		01/2038		2,500.0	2,500.0	2,512.5	(5)(12)
SYMP 2022-36	Collaterized loan obligation	11.63%	SOFR (Q)	7.00%		10/2037		1,120.0	1,120.0	1,148.2	(5)(12)
SYMP 2023-40	Collaterized loan obligation	9.67%	SOFR (Q)	5.25%		01/2038		1,500.0	1,500.0	1,507.8	(5)(12)
Texas Debt Capital CLO 2024-II Ltd	Collaterized loan obligation	9.81%	SOFR (Q)	5.25%		01/2037		4,100.0	4,100.0	4,119.2	(5)(12)
THPT 2023-THL	Commercial mortgage-backed security	10.40%				12/2034		5,000.0	4,987.5	5,021.5	(5)(12)
Tikehau Green Diamond II CFO Equity LP (11)	Private asset-backed investment	10.60%	Euribor (Q)	7.75%	12/2024		2,791,938		2,843.8	2,836.0	(5)(12)
Tikehau Ruby CLO Equity LP (11)	Private asset-backed investment	13.06%	Euribor (Q)	10.00%	03/2024		1,613,487		1,342.0	1,271.4	(5)(7)(12)
Tikehau Topaz LP (11)	Private asset-backed investment	13.57%	SOFR (Q)	9.00%	06/2024		2,562,960		2,244.4	2,247.7	(5)(7)(12)
VOYA 2022-3	Collaterized loan obligation	9.12%	SOFR (Q)	4.50%		10/2036		2,000.0	2,000.0	2,050.6	(5)(12)
VOYA 2024-1	Collaterized loan obligation	11.31%	SOFR (Q)	6.65%		04/2037		1,681.9	1,743.9	1,728.4	(5)(12)
WILDPK 2024-1	Collaterized loan obligation	10.33%	SOFR (Q)	5.75%		10/2037		1,117.5	1,117.5	1,142.6	(5)(12)

									478,416.9	483,169.2		8.19%
Consumer Distribution and Retail
Amazon Holdco Inc.	First lien senior secured loan	6.61%	SOFR (M)	2.25%		09/2031		21,270.9	21,252.7	21,182.2	(2)(5)
Barnes Group Inc.	First lien senior secured loan	7.33%	SOFR (S)	3.00%		12/2031		20,000.0	19,950.0	19,990.0
BGI Purchaser, Inc. (10)	First lien senior secured revolving loan	8.51%	SOFR (Q)	4.00%		05/2030		11,109.8	10,959.5	11,109.8	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.51%	SOFR (Q)	5.00%		05/2031		34,354.4	33,916.5	34,354.4	(2)(7)(12)
									44,876.0	45,464.2
BR PJK Produce, LLC	First lien senior secured loan	10.71%	SOFR (Q)	6.25%		11/2027		2,698.2	2,668.1	2,698.2	(2)(7)(12)
	First lien senior secured loan	10.99%	SOFR (Q)	6.25%		11/2027		457.5	448.1	457.5	(7)(12)
									3,116.2	3,155.7
BradyPlus Holdings, LLC (10)	First lien senior secured loan	9.52%	SOFR (M)	5.00%		10/2029		31,287.1	30,800.2	31,287.1	(2)(7)(12)
	First lien senior secured loan	9.40%	SOFR (Q)	5.00%		10/2029		198.0	190.6	198.0	(2)(7)(12)
									30,990.8	31,485.1
City Line Distributors LLC and City Line Investments LLC (10)	First lien senior secured loan	10.48%	SOFR (M)	6.00%		08/2028		2,767.2	2,716.0	2,767.2	(2)(7)(12)
	Class A units	8.00% PIK			08/2023		120,151		131.8	131.0	(2)(12)
									2,847.8	2,898.2
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (10)	First lien senior secured revolving loan	8.90%	SOFR (M)	4.50%		11/2029		0.6	0.6	0.6	(2)(7)(12)
	First lien senior secured loan	10.39%	SOFR (M)	6.00%		11/2029		4,641.2	4,576.6	4,641.2	(2)(7)(12)
	Limited partnership interests				11/2023		3,544,000		3,827.5	3,490.8	(2)(12)
									8,404.7	8,132.6
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	7.36%	SOFR (M)	3.00%		04/2031		12,889.6	12,879.9	12,941.9	(2)
Madison Safety & Flow LLC	First lien senior secured loan	7.61%	SOFR (M)	3.25%		09/2031		15,427.5	15,449.8	15,528.7	(2)
Mountaineer Merger Corporation (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%		10/2027		8,135.0	7,967.5	7,952.1	(2)(12)
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (10)	First lien senior secured revolving loan					05/2029		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	10.75%	SOFR (M)	6.25%		05/2029		9,331.6	9,127.2	9,331.6	(2)(7)(12)
	Class B limited liability company interest				05/2023		0.04%		100.0	85.8	(2)(12)
									9,227.2	9,417.4
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc. (10)	First lien senior secured loan	9.33%	SOFR (M)	5.00%		05/2030		51,123.8	49,909.0	51,123.8	(2)(5)(7)(12)
	Class B common stock	8.00% PIK			05/2024		2,158		2,158.0	3,833.2	(2)(5)(12)
									52,067.0	54,957.0
Royal Borrower, LLC and Royal Parent, LP (10)	First lien senior secured revolving loan					07/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.77%	SOFR (M)	5.25%		07/2030		18,605.0	18,349.3	18,326.0	(2)(7)(12)
	Class A preferred units	10.00% PIK			07/2024		2,124,000		2,231.5	3,912.4	(12)
									20,580.8	22,238.4
SCIH Salt Holdings Inc.	First lien senior secured loan	7.57%	SOFR (Q)	3.00%		01/2029		50,091.7	50,093.7	50,173.3	(2)(7)
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (10)(11)	First lien senior secured revolving loan					01/2029		—	—	—	(2)(7)(8)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	10.50%	SOFR (Q)	6.25%		01/2029		7,693.9	7,538.2	7,463.0	(2)(7)(12)
	Common units				01/2023		50,000		50.3	11.7	(12)
									7,588.5	7,474.7

									307,292.6	312,991.5		5.30%
Materials
A-AP Buyer, Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		09/2031		6,032.8	6,027.5	6,070.5	(2)
Berlin Packaging L.L.C.	First lien senior secured loan	7.83%	SOFR (Q)	3.50%		06/2031		14,188.9	14,223.3	14,259.8
BW Holding, Inc.	First lien senior secured loan	8.66%	SOFR (Q)	4.00%		12/2028		14,539.6	13,359.1	12,916.0	(2)(7)
Charter Next Generation, Inc.	First lien senior secured loan	7.53%	SOFR (M)	3.00%		11/2030		46,917.4	46,988.8	47,125.2	(2)(7)
Flexsys Holdings, Inc.	First lien senior secured loan	9.84%	SOFR (Q)	5.25%		11/2028		10,169.2	9,433.8	7,754.0	(2)(7)
Meyer Laboratory, LLC and Meyer Parent, LLC (10)	First lien senior secured loan	9.61%	SOFR (M)	5.25%		02/2030		9,872.3	9,702.5	9,872.3	(2)(7)(12)
	Common units				02/2024		169,000		169.0	185.8	(12)
									9,871.5	10,058.1
Pregis TopCo LLC	First lien senior secured loan	8.36%	SOFR (M)	4.00%		07/2026		26,571.5	26,607.4	26,704.4	(2)
Quikrete Holdings, Inc.	First lien senior secured loan	6.61%	SOFR (M)	2.25%		03/2029		9,476.1	9,476.1	9,465.2	(2)
Ranpak Corp.	First lien senior secured loan	8.85%	SOFR (S)	4.50%		12/2031		8,000.0	7,920.0	7,980.0	(5)(12)
Reagent Chemical & Research, LLC (10)	First lien senior secured revolving loan					04/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.61%	SOFR (M)	5.25%		04/2031		49,891.9	48,990.0	49,891.9	(2)(7)(12)
									48,990.0	49,891.9
Ring Container Technologies Group, LLC	First lien senior secured loan	7.11%	SOFR (M)	2.75%		08/2028		3,069.5	3,076.4	3,074.1	(7)
Touchdown Acquirer Inc.	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		02/2031		2,176.3	2,171.1	2,193.3	(5)
Trident TPI Holdings, Inc.	First lien senior secured loan	8.19%	SOFR (S)	3.75%		09/2028		37,895.9	37,913.8	38,180.2	(2)(7)
USALCO, LLC (10)	First lien senior secured loan	8.36%	SOFR (M)	4.00%		09/2031		23,631.8	23,592.8	23,779.5	(2)(7)
Vobev, LLC and Vobev Holdings, LLC (10)	First lien senior secured revolving loan	9.69%	SOFR (S)	5.00%		04/2028		0.8	0.8	0.8	(2)(7)(12)
	First lien senior secured loan	13.36% PIK	SOFR (M)	9.00%		03/2025		306.1	288.0	306.1	(2)(12)
	First lien senior secured loan					04/2028		7,702.7	7,370.8	2,310.8	(2)(12)(13)
	Warrant to purchase Class B units				11/2023	04/2028	5,403		—	—	(12)
	Warrant to purchase ordinary shares				04/2023	11/2033	398		—	—	(12)
									7,659.6	2,617.7

									267,311.2	262,069.9		4.44%
Food and Beverage
8th Avenue Food & Provisions, Inc.	First lien senior secured loan	8.22%	SOFR (M)	3.75%		10/2025		10,278.2	10,084.7	10,023.8	(2)
	First lien senior secured loan	9.22%	SOFR (M)	4.75%		10/2025		5,777.9	5,560.9	5,633.4	(7)
									15,645.6	15,657.2
Badia Spices, LLC (10)	First lien senior secured loan	9.07%	SOFR (Q)	4.50%		11/2030		128,571.4	126,384.1	126,321.4	(2)(7)(12)
Chobani, LLC	First lien senior secured loan	7.72%	SOFR (M)	3.25%		10/2027		9,063.8	9,077.9	9,127.2	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.11%	SOFR (M)	3.75%		10/2027		8,803.4	8,801.4	8,866.7
									17,879.3	17,993.9
Demakes Borrower, LLC (10)	First lien senior secured loan	10.45%	SOFR (M)	6.00%		12/2029		11,590.2	11,350.6	11,590.2	(2)(7)(12)
Sugar PPC Buyer LLC (10)	First lien senior secured loan	9.69%	SOFR (M)	5.25%		10/2030		24,812.5	24,398.4	24,812.5	(2)(7)(12)

									195,658.0	196,375.2		3.33%
Consumer Durables and Apparel
760203 N.B. LTD. (10)	First lien senior secured loan	8.80%	CDOR (S)	5.50%		12/2030		20,323.7	19,803.8	19,815.7	(2)(5)(7)(12)
Delta 2 (Lux) Sarl	First lien senior secured loan	6.60%	SOFR (S)	2.00%		09/2031		10,336.2	10,336.2	10,351.7	(2)(5)(7)
	First lien senior secured loan	6.33%	SOFR (Q)	2.00%		09/2031		5,168.1	5,168.1	5,175.8	(5)(7)
									15,504.3	15,527.5
Recess Holdings, Inc.	First lien senior secured loan	9.09%	SOFR (Q)	4.50%		02/2030		20,306.3	20,368.6	20,477.7	(2)(7)
St Athena Global LLC and St Athena Global Holdings Limited (10)	First lien senior secured revolving loan	9.84%	SOFR (Q)	5.25%		06/2029		1,071.0	1,011.4	982.4	(2)(5)(7)(12)
	First lien senior secured loan	9.95%	SONIA (M)	5.25%		06/2030		18,277.2	18,188.6	17,911.6	(2)(5)(7)(12)
	First lien senior secured loan	9.82%	SOFR (Q)	5.25%		06/2030		32,283.6	31,851.2	31,637.9	(2)(5)(7)(12)
									51,051.2	50,531.9
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	First lien senior secured loan	8.27%	SOFR (Q)	3.75%		08/2031		71,048.4	70,749.5	71,066.2	(2)

									177,477.4	177,419.0		3.01%
Automobiles and Components
Clarios Global LP	First lien senior secured loan	6.86%	SOFR (M)	2.50%		05/2030		12,643.0	12,637.2	12,681.0	(2)
Collision SP Subco, LLC (10)	First lien senior secured revolving loan	10.09%	SOFR (Q)	5.50%		01/2030		52.9	46.8	52.9	(2)(7)(12)
	First lien senior secured loan	10.09%	SOFR (Q)	5.50%		01/2030		4,592.6	4,515.0	4,592.6	(2)(7)(12)
									4,561.8	4,645.5
Dynamo US Bidco Inc.	First lien senior secured loan	8.26%	SOFR (S)	4.00%		10/2031		16,698.9	16,687.5	16,845.0	(2)(5)(12)
LTI Holdings, Inc.	First lien senior secured loan	9.11%	SOFR (M)	4.75%		07/2029		16,729.5	16,497.5	16,737.9	(2)
New ChurcHill HoldCo LLC and Victory Topco, LP (10)	First lien senior secured loan	9.83%	SOFR (Q)	5.50%		11/2029		19,535.4	19,205.7	19,535.4	(2)(7)(12)
	Class A-2 common units				11/2023		23,290		2,329.0	3,976.0	(2)(12)
									21,534.7	23,511.4
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC (10)	First lien senior secured loan	10.27%	SOFR (Q)	5.75%		02/2031		34,571.4	33,891.7	34,571.4	(2)(7)(12)
	Class A common units				02/2024		1,072		2,636.0	2,767.7	(12)
									36,527.7	37,339.1
Wand Newco 3, Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		01/2031		58,283.7	58,277.9	58,462.6	(2)

									166,724.3	170,222.5		2.88%
Telecommunication Services
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Delta Topco, Inc.	First lien senior secured loan	8.20%	SOFR (Q)	3.50%		11/2029		24,871.0	24,877.0	25,051.3	(2)
Expereo USA, Inc. and Ristretto Bidco B.V. (10)	First lien senior secured loan	10.40%	SOFR (Q)	6.00%		12/2030		55,169.4	54,622.7	54,617.7	(2)(5)(7)(12)
QualityTech, LP	First lien senior secured loan	8.02%	SOFR (M)	3.50%		11/2031		22,000.0	21,784.3	22,055.0	(2)(5)(12)
Switch Master Holdco LLC	Private asset-backed investment	7.44%	SOFR (S)	3.00%		12/2025		20,052.0	20,052.0	20,052.0	(12)
	Private asset-backed investment	7.44%	SOFR (M)	3.00%		12/2025		14,357.8	13,937.0	13,998.8	(2)(12)
									33,989.0	34,050.8
Zayo Group Holdings, Inc.	First lien senior secured loan	7.47%	SOFR (M)	3.00%		03/2027		24,912.0	22,657.9	23,282.3	(2)

									157,930.9	159,057.1		2.70%
Transportation
First Student Bidco Inc.	First lien senior secured loan	6.89%	SOFR (S)	2.50%		07/2028		27,959.6	28,059.4	27,984.5	(2)(7)
	First lien senior secured loan	6.89%	SOFR (S)	2.50%		07/2028		7,388.4	7,404.0	7,395.3	(7)
									35,463.4	35,379.8
Nordic Ferry Infrastructure AS	Senior subordinated loan	9.70%	NIBOR (Q)	5.00%		11/2031		58,273.9	59,125.2	57,108.5	(2)(5)(12)
	Senior subordinated loan	7.91%	Euribor (Q)	5.00%		11/2031		57,851.7	57,908.1	56,694.7	(2)(5)(12)
									117,033.3	113,803.2

									152,496.7	149,183.0		2.53%
Energy
CPPIB OVM Member U.S. LLC	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		08/2031		11,213.9	11,168.5	11,284.0	(2)
Freeport LNG investments, LLLP	First lien senior secured loan	7.88%	SOFR (Q)	3.00%		11/2026		39,838.2	39,793.7	39,758.6
	First lien senior secured loan	8.38%	SOFR (Q)	3.50%		12/2028		2,000.0	2,000.0	2,007.2	(7)
									41,793.7	41,765.8
HighPeak Energy, Inc.	First lien senior secured loan	11.98%	SOFR (Q)	7.50%		09/2026		22,500.0	22,178.1	22,500.0	(2)(5)(7)(12)
M6 Etx Holdings II Midco LLC	First lien senior secured loan	8.96%	SOFR (M)	4.50%		09/2029		21,619.3	21,690.0	21,692.6	(2)(7)
Par Petroleum LLC / Par Petroleum Finance Corp	First lien senior secured loan	8.33%	SOFR (Q)	3.75%		02/2030		18,593.3	18,457.9	18,523.6	(2)(7)
Prairie ECI Acquiror LP	First lien senior secured loan	8.61%	SOFR (M)	4.25%		08/2029		11,487.3	11,466.5	11,559.1	(2)
TransMontaigne Operating Company L.P.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		11/2028		17,555.7	17,538.2	17,684.5	(2)(7)

									144,292.9	145,009.6		2.46%
Technology Hardware and Equipment
ConnectWise, LLC	First lien senior secured loan	8.09%	SOFR (Q)	3.50%		09/2028		46,401.4	46,406.0	46,643.2	(2)(7)
Emerald Debt Merger Sub LLC	First lien senior secured loan	6.93%	SOFR (S)	2.50%		05/2030		21,926.5	21,908.1	21,991.2	(2)
	First lien senior secured loan	6.83%	SOFR (Q)	2.50%		08/2031		20,493.6	20,455.2	20,553.5	(2)
									42,363.3	42,544.7
Excelitas Technologies Corp. (10)	First lien senior secured loan	9.61%	SOFR (M)	5.25%		08/2029		32,500.0	32,500.0	32,500.0	(2)(7)(12)
FL Hawk Intermediate Holdings, Inc. (10)	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		02/2030		7,853.0	7,778.1	7,853.0	(2)(7)(12)
Mirion Technologies, Inc.	First lien senior secured loan	6.58%	SOFR (Q)	2.25%		10/2028		5,149.8	5,151.6	5,164.2	(5)(7)

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									134,199.0	134,705.1		2.28%
Independent Power and Renewable Electricity Producers
Alpha Generation LLC	First lien senior secured loan	7.11%	SOFR (M)	2.75%		09/2031		6,982.5	6,965.5	7,022.6
BNZ TopCo B.V. (10)	Senior subordinated loan	8.60%	Euribor (Q)	5.75%		10/2030		11,901.2	11,407.9	11,260.4	(2)(5)(7)(12)
Calpine Corp	First lien senior secured loan	6.12%	SOFR (M)	1.75%		12/2027		6,000.0	5,977.5	5,974.8
EFS Cogen Holdings I LLC	First lien senior secured loan	8.11%	SOFR (Q)	3.50%		10/2031		5,970.0	5,941.1	5,987.4	(2)(7)
Hamilton Projects Acquiror, LLC	First lien senior secured loan	8.11%	SOFR (M)	3.75%		05/2031		4,895.0	4,883.6	4,923.3	(7)
	First lien senior secured loan	7.33%	SOFR (S)	3.00%		05/2031		1,062.5	1,059.8	1,068.6
									5,943.4	5,991.9
Lackawanna Energy Center LLC	First lien senior secured loan	8.61%	SOFR (M)	4.25%		08/2029		9,863.5	9,896.7	9,937.5	(2)(7)
Lightstone Holdco LLC	First lien senior secured loan	10.34%	SOFR (Q)	5.75%		01/2027		6,277.9	6,348.5	6,340.7	(7)
South Field, LLC	First lien senior secured loan	8.08%	SOFR (Q)	3.75%		08/2031		9,848.1	9,829.4	9,905.5	(2)
Talen Energy Supply LLC	First lien senior secured loan	7.02%	SOFR (Q)	2.50%		12/2031		3,500.0	3,495.6	3,508.8	(2)(5)
Thunder Generation	First lien senior secured loan	7.33%	SOFR (Q)	3.00%		10/2031		16,758.0	16,686.1	16,847.0	(2)
Watt Holdco Limited (10)	First lien senior secured loan	8.84%	Euribor (Q)	6.00%		09/2031		2,775.0	2,889.4	2,789.3	(2)(5)(7)(12)
	First lien senior secured loan	10.70%	SONIA (Q)	6.00%		09/2031		1,366.8	1,423.1	1,373.8	(2)(5)(7)(12)
									4,312.5	4,163.1

									86,804.2	86,939.7		1.47%
Household and Personal Products
Silk Holdings III Corp. and Silk Holdings I Corp. (10)	First lien senior secured revolving loan	8.33%	SOFR (Q)	4.00%		05/2029		3,300.3	3,242.2	3,300.3	(2)(7)(12)
	First lien senior secured loan	9.83%	SOFR (Q)	5.50%		05/2029		38,751.2	38,009.1	38,753.1	(2)(7)(12)
	Common stock				05/2023		100		100.0	263.3	(2)(12)
									41,351.3	42,316.7
TCI Buyer LLC and TCI Holdings, LP (10)	First lien senior secured loan	9.09%	SOFR (M)	4.75%		11/2030		23,687.4	23,337.7	23,332.1	(2)(7)(12)
	Common stock				11/2024		16,940		1,694.0	1,694.0	(2)(12)
									25,031.7	25,026.1

									66,383.0	67,342.8		1.14%
Real Estate Management and Development
Pallas Funding Trust No.2 (10)	Private asset-backed investment	12.16%	BBSY (M)	7.85%		02/2027		1,323.7	1,385.8	1,323.7	(5)(12)
	Private asset-backed investment	7.45%	BBSY (M)	4.30%		10/2027		756.4	809.4	756.4	(5)(12)
									2,195.2	2,080.1
Pallas NZ Funding Trust No. 1 (10)	Private asset-backed investment	11.49%	BBSY (M)	6.15%		07/2026		1,189.6	1,280.3	1,189.6	(5)(12)
Quintain Investments Holdings Limited (11)	Private asset-backed investment	11.00%			08/2024	08/2031	31,418,350		40,675.9	39,302.8	(5)(12)
	Private asset-backed investment				08/2024		54,289		—	—	(5)(12)
									40,675.9	39,302.8
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									44,151.4	42,572.5		0.72%
Equity Real Estate Investment Trusts (REITs)
Iron Mountain Information Management, LLC	First lien senior secured loan	6.36%	SOFR (M)	2.00%		01/2031		9,251.1	9,217.8	9,236.6	(5)
Vantage Data Centers Europe S.a r.l. (10)	Private asset-backed investment	9.61%	Euribor (M)	6.75%		05/2029		1,995.6	2,029.4	1,995.6	(5)(12)

									11,247.2	11,232.2		0.19%
Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		02/2028		5,892.1	5,892.3	5,932.6	(2)(5)

									5,892.3	5,932.6		0.10%
Gas Utilities
CQP Holdco L.P.	First lien senior secured loan	6.33%	SOFR (Q)	2.00%		12/2030		5,000.0	5,021.9	5,005.0	(5)(7)

									5,021.9	5,005.0		0.08%

Total Investments									$11,482,053.0	$11,549,149.4	(14)	195.73%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$307,682	NOK	910,877	Wells Fargo Bank, N.A.	January 24, 2025	$2,198
Foreign currency forward contract	$98,069		€95,089	Canadian Imperial Bank of Commerce	January 24, 2025	941
Foreign currency forward contract	$49,967		£39,278	Canadian Imperial Bank of Commerce	August 16, 2027	928
Foreign currency forward contract	$44,113		€42,176	Wells Fargo Bank, N.A.	January 24, 2025	832
Foreign currency forward contract	$21,351		£16,784	Canadian Imperial Bank of Commerce	June 11, 2027	402
Foreign currency forward contract	$20,510	CAD	27,531	Canadian Imperial Bank of Commerce	November 16, 2026	841
Foreign currency forward contract	$20,350	CAD	29,231	Wells Fargo Bank, N.A.	January 24, 2025	9
Foreign currency forward contract	$20,138		€18,133	Wells Fargo Bank, N.A.	March 30, 2027	473
Foreign currency forward contract	$18,890		£15,184	Wells Fargo Bank, N.A.	August 21, 2026	(52)
Foreign currency forward contract	$15,895		£12,458	Wells Fargo Bank, N.A.	January 24, 2025	313
Foreign currency forward contract	$8,569		£6,582	Canadian Imperial Bank of Commerce	January 24, 2025	336
Foreign currency forward contract	$6,165	AUD	9,518	Wells Fargo Bank, N.A.	November 17, 2026	248
Foreign currency forward contract	$5,684		£4,502	Canadian Imperial Bank of Commerce	March 31, 2026	69
Foreign currency forward contract	$4,503	CAD	6,062	Canadian Imperial Bank of Commerce	June 11, 2027	138
Foreign currency forward contract	$4,217		£3,347	Canadian Imperial Bank of Commerce	August 21, 2026	42
Foreign currency forward contract	$2,725		€2,456	Canadian Imperial Bank of Commerce	March 26, 2026	116
Foreign currency forward contract	$2,502	NOK	27,017	Canadian Imperial Bank of Commerce	March 31, 2026	128
Foreign currency forward contract	$2,164		€1,938	Canadian Imperial Bank of Commerce	May 22, 2026	100
Foreign currency forward contract	$1,552		€1,396	Wells Fargo Bank, N.A.	December 17, 2027	17
Foreign currency forward contract	$1,525		€1,396	Wells Fargo Bank, N.A.	December 17, 2026	19
Foreign currency forward contract	$1,422		€1,312	Wells Fargo Bank, N.A.	January 17, 2025	63
Foreign currency forward contract	$1,390	AUD	2,097	Canadian Imperial Bank of Commerce	February 18, 2026	87
Foreign currency forward contract	$1,328	NZD	2,178	Canadian Imperial Bank of Commerce	July 17, 2026	92
Foreign currency forward contract	$1,294	AUD	1,960	Canadian Imperial Bank of Commerce	September 30, 2026	77
Foreign currency forward contract	$1,017	CAD	1,391	Wells Fargo Bank, N.A.	November 16, 2026	24
Foreign currency forward contract	$972		€858	Canadian Imperial Bank of Commerce	March 30, 2027	42
Foreign currency forward contract	$874		£720	Wells Fargo Bank, N.A.	March 31, 2026	(25)
Foreign currency forward contract	$747		€698	Wells Fargo Bank, N.A.	December 17, 2025	10
Foreign currency forward contract	$583		£480	Wells Fargo Bank, N.A.	March 31, 2025	(17)
Foreign currency forward contract	$482		€440	Canadian Imperial Bank of Commerce	March 26, 2025	26
Foreign currency forward contract	$81		€72	Canadian Imperial Bank of Commerce	March 31, 2026	3
Foreign currency forward contract	$51		€45	Canadian Imperial Bank of Commerce	March 31, 2025	3
Foreign currency forward contract	$50		€45	Canadian Imperial Bank of Commerce	June 30, 2025	3
Foreign currency forward contract	$50		€45	Canadian Imperial Bank of Commerce	September 30, 2025	3
Foreign currency forward contract	$49		€44	Canadian Imperial Bank of Commerce	December 29, 2025	3
Foreign currency forward contract	$45		€43	Canadian Imperial Bank of Commerce	January 10, 2025	—
Foreign currency forward contract	$39	NZD	62	Canadian Imperial Bank of Commerce	January 17, 2025	3
Foreign currency forward contract	$37	NZD	60	Canadian Imperial Bank of Commerce	April 17, 2025	3
Foreign currency forward contract	$37	NZD	59	Canadian Imperial Bank of Commerce	July 17, 2025	2
Foreign currency forward contract	$35	NZD	55	Canadian Imperial Bank of Commerce	October 17, 2025	2
Foreign currency forward contract	$34	NZD	54	Canadian Imperial Bank of Commerce	January 20, 2026	2
Foreign currency forward contract	$33	NZD	52	Canadian Imperial Bank of Commerce	April 17, 2026	2
Total						$8,506
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.649%	Wells Fargo Bank, N.A.	03/15/2028	$1,000,000	$(1,505)	$—	$(1,505)
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.208%	Wells Fargo Bank, N.A.	08/15/2029	700,000	926	—	926
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.302%	Wells Fargo Bank, N.A.	02/15/2030	750,000	(28,019)	—	(28,019)
Total						$2,450,000	$(28,598)	$—	$(28,598)
________________________________________

See accompanying notes to consolidated financial statements.

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of December 31, 2024 represented 196% of the Fund’s net assets or 95% of the Fund’s total assets, may be subject to legal restrictions on sales.

(2)These assets are pledged as collateral under the Fund’s or the Fund’s consolidated subsidiaries’ various revolving credit facilities and debt securitization and, as a result, are not directly available to the creditors of the Fund to satisfy any obligations of the Fund other than the obligations under each of the respective facilities and debt securitization (see Note 5).

(3)Investments without an interest rate are non-income producing.

(4)As defined in the Investment Company Act, the Fund is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2024 in which the issuer was an Affiliated Person of the Fund (but not a portfolio company that the Fund is deemed to Control) are as follows:

For the Year Ended December 31, 2024									As of December 31, 2024
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	$49,924.7	$85.2	$—	$1,660.9	$—	$60.7	$1.0	$1,691.4	$51,574.0
OPH NEP Investment, LLC	30,771.7	—	—	2,377.0	—	—	—	2,528.7	35,019.4
	$80,696.4	$85.2	$—	$4,037.9	$—	$60.7	$1.0	$4,220.1	$86,593.4

(5)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 23% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2024.

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

(8)As of December 31, 2024, no amounts were funded by the Fund under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(9)As of December 31, 2024, in addition to the amounts funded by the Fund under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(10)As of December 31, 2024, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
3 Step Sports LLC	$13,584.9	$—	$13,584.9	$—	$—	$13,584.9
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
760203 N.B. LTD.	4,260.3	—	4,260.3	—	—	4,260.3
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	1,122.1	—	1,122.1	—	—	1,122.1
Actfy Buyer, Inc.	15,000.0	—	15,000.0	—	—	15,000.0
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
ADMA Biologics Inc.	1.0	(0.6)	0.4	—	—	0.4
Aduro Advisors, LLC	16,461.7	—	16,461.7	—	—	16,461.7
Aerin Medical Inc.	7,022.1	—	7,022.1	—	—	7,022.1
AI Titan Parent, Inc.	17,304.7	—	17,304.7	—	—	17,304.7
Airx Climate Solutions, Inc.	14,342.0	—	14,342.0	—	—	14,342.0
Alcami Corporation	547.9	(41.1)	506.8	—	—	506.8
Aldinger Company Inc	5,854.1	—	5,854.1	—	—	5,854.1
AMCP Clean Acquisition Company, LLC	3,386.3	—	3,386.3	—	—	3,386.3
Amerivet Partners Management, Inc. and AVE Holdings LP	3,393.9	—	3,393.9	—	—	3,393.9
Amethyst Radiotherapy Group B.V.	2,070.9	—	2,070.9	—	—	2,070.9
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	38,389.1	(1,458.5)	36,930.6	—	—	36,930.6
Aptean, Inc. and Aptean Acquiror Inc.	5,819.7	—	5,819.7	—	—	5,819.7
ArchKey Holdings Inc.	2,081.6	—	2,081.6	—	—	2,081.6
Artifact Bidco, Inc.	10,426.1	—	10,426.1	—	—	10,426.1
Artivion, Inc.	18,115.7	(1,983.0)	16,132.7	—	—	16,132.7
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	(1,032.1)	2,408.3	—	—	2,408.3
Badia Spices, LLC	21,428.6	—	21,428.6	—	—	21,428.6
Bamboo US BidCo LLC	9,286.2	—	9,286.2	—	—	9,286.2
BCPE Pequod Buyer, Inc.	8,673.6	—	8,673.6	—	—	8,673.6
BGI Purchaser, Inc.	33,329.5	(11,109.8)	22,219.7	—	—	22,219.7
BGIF IV Fearless Utility Services, Inc.	22,688.7	(520.4)	22,168.3	—	—	22,168.3
BNZ TopCo B.V.	20,140.5	—	20,140.5	—	—	20,140.5
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
BradyPlus Holdings, LLC	722.7	—	722.7	—	—	722.7
Broadcast Music, Inc.	5,384.6	—	5,384.6	—	—	5,384.6
Bumble Bidco Limited	3,127.4	—	3,127.4	—	—	3,127.4
Cannon Bridge Designated Activity Company	6,212.7	(1,445.5)	4,767.2	—	—	4,767.2
CBTS TopCo, L.P. and CBTS Borrower, LLC	1,900.0	—	1,900.0	—	—	1,900.0
Celnor Group Limited	1,520.0	—	1,520.0	—	—	1,520.0
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	4,310.3	(97.1)	4,213.2	—	—	4,213.2
Cezanne Bidco	2,041.6	—	2,041.6	—	—	2,041.6
Chillaton Bidco Limited	2,548.0	—	2,548.0	—	—	2,548.0
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Cliffwater LLC	1,470.6	—	1,470.6	—	—	1,470.6
Collision SP Subco, LLC	1,383.6	(52.9)	1,330.7	—	—	1,330.7
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Cradle Lux Bidco S.A.R.L.	4,455.2	—	4,455.2	—	—	4,455.2
Creek Parent, Inc. and Creek Feeder, L.P.	21,965.8	—	21,965.8	—	—	21,965.8
Databricks, Inc.	721.3	—	721.3	—	—	721.3
Davidson Hotel Company LLC	3,456.0	(593.2)	2,862.8	—	—	2,862.8
Demakes Borrower, LLC	3,292.7	—	3,292.7	—	—	3,292.7
Diamond Mezzanine 24 LLC	18,750.0	(3,750.0)	15,000.0	—	—	15,000.0
Diligent Corporation	12,896.5	(53.5)	12,843.0	—	—	12,843.0
Dorado Bidco, Inc.	7,519.8	(9.5)	7,510.3	—	—	7,510.3
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	23,318.6	—	23,318.6	—	—	23,318.6
DP Flores Holdings, LLC	22,210.7	—	22,210.7	—	—	22,210.7
DriveCentric Holdings, LLC	2,346.3	—	2,346.3	—	—	2,346.3
Drogon Bidco Inc. & Drogon Aggregator LP	16,519.3	—	16,519.3	—	—	16,519.3
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Duraserv LLC	8,426.8	—	8,426.8	—	—	8,426.8
Echo Purchaser, Inc.	8,750.0	(2,704.5)	6,045.5	—	—	6,045.5
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	30,382.5	—	30,382.5	—	—	30,382.5
Edmunds Govtech, Inc.	4,224.4	(301.4)	3,923.0	—	—	3,923.0
Empower Payments Investor, LLC	2,674.4	—	2,674.4	—	—	2,674.4
Envisage Management Ltd	3,475.3	—	3,475.3	—	—	3,475.3
Eternal Aus Bidco Pty Ltd	919.8	—	919.8	—	—	919.8
Excel Fitness Consolidator LLC	1,068.6	—	1,068.6	—	—	1,068.6
Excelitas Technologies Corp.	32,500.0	—	32,500.0	—	—	32,500.0
Expereo USA, Inc. and Ristretto Bidco B.V.	19,830.6	—	19,830.6	—	—	19,830.6
Fever Labs, Inc.	20,625.7	(5,974.0)	14,651.7	—	—	14,651.7
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	2,349.6	—	2,349.6	—	—	2,349.6
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	22,080.8	(2,404.9)	19,675.9	—	—	19,675.9
FL Hawk Intermediate Holdings, Inc.	726.1	—	726.1	—	—	726.1
Flint OpCo, LLC	4,020.5	—	4,020.5	—	—	4,020.5
FlyWheel Acquireco, Inc.	1,607.1	(1,071.4)	535.7	—	—	535.7
Focus Financial Partners, LLC	3,394.5	—	3,394.5	—	—	3,394.5
GC Waves Holdings, Inc.	16,548.1	—	16,548.1	—	—	16,548.1
Generator US Buyer, Inc.	2,553.0	—	2,553.0	—	—	2,553.0
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	8,216.8	—	8,216.8	—	—	8,216.8
Global Music Rights, LLC	13,645.8	(1,364.6)	12,281.2	—	—	12,281.2
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	3,082.9	—	3,082.9	—	—	3,082.9
GSV Purchaser, Inc.	28,221.5	—	28,221.5	—	—	28,221.5
GTCR Everest Borrower, LLC	1,659.6	—	1,659.6	—	—	1,659.6
GTCR F Buyer Corp. and GTCR (D) Investors LP	5,837.5	—	5,837.5	—	—	5,837.5
Guidepoint Security Holdings, LLC	2,659.5	—	2,659.5	—	—	2,659.5
Hakken Midco B.V.	812.5	—	812.5	—	—	812.5
Hanger, Inc.	7,564.0	—	7,564.0	—	—	7,564.0
Harbourvest Global Private Equity Limited	65,000.0	(26,000.0)	39,000.0	—	—	39,000.0
Helios Service Partners, LLC and Astra Service Partners, LLC	5,632.4	(0.2)	5,632.2	—	—	5,632.2
Higginbotham Insurance Agency, Inc. and HIG Intermediate, Inc.	3,277.7	—	3,277.7	—	—	3,277.7
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	256.5	(0.6)	255.9	—	—	255.9
HP RSS Buyer, Inc.	4,279.0	—	4,279.0	—	—	4,279.0
HPCC Parent, Inc. and Patriot Container Corp.	6,155.1	—	6,155.1	—	—	6,155.1
HuFriedy Group Acquisition LLC	7,991.8	(213.1)	7,778.7	—	—	7,778.7
Hyland Software, Inc.	1,102.9	(58.8)	1,044.1	—	—	1,044.1
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
IFH Franchisee Holdings, LLC	27,513.7	(11,194.0)	16,319.7	—	—	16,319.7
IGEA BIDCO S.P.A	904.0	—	904.0	—	—	904.0
Indigo Acquisition B.V.	538.7	—	538.7	—	—	538.7
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	17,461.7	(56.8)	17,404.9	—	—	17,404.9
Internet Truckstop Group LLC	1,990.0	—	1,990.0	—	—	1,990.0
Keystone Agency Partners LLC	3,369.5	(58.8)	3,310.7	—	—	3,310.7
Kings Buyer, LLC	1,529.3	(382.3)	1,147.0	—	—	1,147.0
KPS Global LLC and Cool Group LLC	3,073.6	—	3,073.6	—	—	3,073.6
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	13,171.4	—	13,171.4	—	—	13,171.4
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	4,803.5	(806.4)	3,997.1	—	—	3,997.1
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
Lightbeam Bidco, Inc.	2,150.8	(0.3)	2,150.5	—	—	2,150.5
LivTech Purchaser, Inc.	5,538.2	—	5,538.2	—	—	5,538.2
Magellan Topco	172.6	—	172.6	—	—	172.6
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Mai Capital Management Intermediate LLC	4,611.3	(222.9)	4,388.4	—	—	4,388.4
Medlar Bidco Limited	76,698.1	—	76,698.1	—	—	76,698.1
Metatiedot Bidco OY and Metatiedot US, LLC	3,304.1	(200.2)	3,103.9	—	—	3,103.9
Meyer Laboratory, LLC and Meyer Parent, LLC	5,027.9	—	5,027.9	—	—	5,027.9
Mountaineer Merger Corporation	11,254.0	(8,135.0)	3,119.0	—	—	3,119.0
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,526.3	(206.5)	5,319.8	—	—	5,319.8
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc.	7,861.5	—	7,861.5	—	—	7,861.5
Netsmart, Inc. and Netsmart Technologies, Inc.	22,120.1	—	22,120.1	—	—	22,120.1
New ChurcHill HoldCo LLC and Victory Topco, LP	12,959.1	—	12,959.1	—	—	12,959.1
Next Holdco, LLC	1,697.6	—	1,697.6	—	—	1,697.6
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	6,146.2	(234.5)	5,911.7	—	—	5,911.7
North Haven Stack Buyer, LLC	5.0	—	5.0	—	—	5.0
North Star Acquisitionco, LLC and Toucan Bidco Limited	2,550.0	—	2,550.0	—	—	2,550.0
Northwinds Holding, Inc. and Northwinds Services Group LLC	10,936.9	(250.0)	10,686.9	—	—	10,686.9
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	4,092.4	(223.2)	3,869.2	—	—	3,869.2
Orange Barrel Media, LLC/IKE Smart City, LLC	3,284.7	—	3,284.7	—	—	3,284.7
Pallas Funding Trust No.2	353.7	—	353.7	—	—	353.7
Pallas NZ Funding Trust No. 1	1,189.6	(1,189.6)	—	—	—	—
Paragon 28, Inc. and Paragon Advanced Technologies, Inc.	7,072.4	(0.5)	7,071.9	—	—	7,071.9
Paris US Holdco, Inc. & 1001028292 Ontario Inc.	22,095.5	—	22,095.5	—	—	22,095.5
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4,783.5	—	4,783.5	—	—	4,783.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	4,266.7	—	4,266.7	—	—	4,266.7
PCS MidCo, Inc. and PCS Parent, L.P.	3,088.6	(238.6)	2,850.0	—	—	2,850.0
PestCo Holdings, LLC and PestCo, LLC	2,463.4	—	2,463.4	—	—	2,463.4
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc.	7,139.2	—	7,139.2	—	—	7,139.2
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	9,091.5	(475.5)	8,616.0	—	—	8,616.0
Premiere Buyer, LLC	7,905.4	—	7,905.4	—	—	7,905.4
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	2.0	(2.0)	—	—	—	—
PSC Parent, Inc.	17,758.5	(6,017.6)	11,740.9	—	—	11,740.9
PYE-Barker Fire & Safety, LLC	38,875.6	(1,085.7)	37,789.9	—	—	37,789.9
QBS Parent, Inc.	1,490.5	—	1,490.5	—	—	1,490.5
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	16,344.1	—	16,344.1	—	—	16,344.1
Raven Acquisition Holdings, LLC	7,993.5	—	7,993.5	—	—	7,993.5
Reagent Chemical & Research, LLC	8,783.8	(416.4)	8,367.4	—	—	8,367.4
RFS Opco LLC	7,500.0	—	7,500.0	—	—	7,500.0
Royal Borrower, LLC and Royal Parent, LP	14,506.8	(282.5)	14,224.3	—	—	14,224.3
Runway Bidco, LLC	699.8	—	699.8	—	—	699.8
RWA Wealth Partners, LLC	7,610.0	—	7,610.0	—	—	7,610.0
Sapphire Software Buyer, Inc.	6,818.3	—	6,818.3	—	—	6,818.3
Severin Acquisition, LLC	38,323.2	—	38,323.2	—	—	38,323.2
SIG Parent Holdings, LLC	17,108.8	—	17,108.8	—	—	17,108.8
Signia Aerospace, LLC	2,153.8	—	2,153.8	—	—	2,153.8
Silk Holdings III Corp. and Silk Holdings I Corp.	5,940.6	(3,300.3)	2,640.3	—	—	2,640.3
Solar Bidco Limited	1,040.7	—	1,040.7	—	—	1,040.7
Spaceship Purchaser, Inc.	35,017.2	—	35,017.2	—	—	35,017.2
Spark Purchaser, Inc.	2,702.7	—	2,702.7	—	—	2,702.7
St Athena Global LLC and St Athena Global Holdings Limited	5,783.6	(1,071.0)	4,712.6	—	—	4,712.6
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	1,914.5	—	1,914.5	—	—	1,914.5
Sugar PPC Buyer LLC	5,314.4	—	5,314.4	—	—	5,314.4
Sunbit Receivables Trust IV	2,700.0	(1,620.0)	1,080.0	—	—	1,080.0
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	38,101.9	—	38,101.9	—	—	38,101.9
Superman Holdings, LLC	18,589.5	—	18,589.5	—	—	18,589.5
Supplying Demand, Inc.	18,643.7	—	18,643.7	—	—	18,643.7
SV Newco 2, Inc.	16,259.6	(35.6)	16,224.0	—	—	16,224.0
TCI Buyer LLC and TCI Holdings, LP	18,204.8	—	18,204.8	—	—	18,204.8
The Hiller Companies, LLC	9,245.6	(137.6)	9,108.0	—	—	9,108.0
Transit Technologies LLC	6,332.0	—	6,332.0	—	—	6,332.0
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC	7,531.4	—	7,531.4	—	—	7,531.4
Truist Insurance Holdings, LLC	4,792.2	—	4,792.2	—	—	4,792.2
TSS Buyer, LLC	1,748.8	—	1,748.8	—	—	1,748.8
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	6,742.4	(228.9)	6,513.5	—	—	6,513.5
UP Intermediate II LLC and UPBW Blocker LLC	2,210.2	(70.7)	2,139.5	—	—	2,139.5
USALCO, LLC	2,434.8	—	2,434.8	—	—	2,434.8
Vantage Data Centers Europe S.a r.l.	1,659.6	—	1,659.6	—	—	1,659.6
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	15,299.6	(2,616.1)	12,683.5	—	—	12,683.5
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	18,651.0	(1,012.6)	17,638.4	—	—	17,638.4
Viper Bidco, Inc.	4,259.3	—	4,259.3	—	—	4,259.3
Vobev, LLC and Vobev Holdings, LLC	604.5	(0.8)	603.7	—	(603.5)	0.2
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	22,325.9	(7,238.7)	15,087.2	—	—	15,087.2
Watt Holdco Limited	606.8	—	606.8	—	—	606.8
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	194.6	—	194.6	—	—	194.6
Wellington Bidco Inc. and Wellington TopCo LP	18,826.7	(1,189.7)	17,637.0	—	—	17,637.0
Wellington-Altus Financial Inc.	1,115.3	—	1,115.3	—	—	1,115.3
World Insurance Associates, LLC and World Associates Holdings, LLC	7,927.6	—	7,927.6	—	—	7,927.6
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	847.5	(56.8)	790.7	—	—	790.7
WRE Sports Investments LLC	8,806.7	—	8,806.7	—	—	8,806.7
Zinc Buyer Corporation	19,265.6	—	19,265.6	—	—	19,265.6
	$1,669,133.3	$(112,499.3)	$1,556,634.0	$—	$(603.5)	$1,556,030.5

(11)As of December 31, 2024, the Fund was party to agreements to fund equity investment commitments as follows:
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Constellation Wealth Capital Fund, L.P.	$3,813.5	$(1,935.7)	$1,877.8	$—	$1,877.8
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	213.5	—	213.5	—	213.5
GTCR F Buyer Corp. and GTCR (D) Investors LP	23.1	—	23.1	—	23.1
Linden Structured Capital Fund II-A LP	2,572.9	(1,470.7)	1,102.2	—	1,102.2
MidOcean CLO Equity Fund I, LP	1,075.0	—	1,075.0	—	1,075.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	3.6	—	3.6	—	3.6
Quintain Investments Holdings Limited	9,962.0	—	9,962.0	—	9,962.0
Tikehau Green Diamond II CFO Equity LP	2,448.1	—	2,448.1	—	2,448.1
Tikehau Ruby CLO Equity LP	357.2	—	357.2	—	357.2
Tikehau Topaz LP	977.0	—	977.0	—	977.0
Wellington-Altus Financial Inc.	2,768.1	—	2,768.1	—	2,768.1
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
	$24,219.6	$(3,406.4)	$20,813.2	$—	$20,813.2

(12)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 for more information regarding the fair value of the Fund’s investments.

(13)Loan was on non-accrual status as of December 31, 2024.

(14)As of December 31, 2024, the estimated net unrealized gain for federal tax purposes was approximately $67.1 million based on a tax cost basis of approximately $11.5 billion. As of December 31, 2024, the estimated aggregate gross unrealized gain for federal income tax purposes was $194.1 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $127.0 million.

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									545,855.8	551,367.8		31.30%
Health Care Equipment and Services
Agiliti Health, Inc.	First lien senior secured loan	8.39%	SOFR (Q)	3.00%		05/2030		4,381.9	4,368.8	4,376.4	(3)
Amerivet Partners Management, Inc. and AVE Holdings LP (8)	Subordinated loan	16.50% PIK	Fixed			12/2030		26,053.3	24,532.8	24,490.1	(6)
	Class C units				11/2023		3,849		768.4	768.4	(6)
									25,301.2	25,258.5
athenahealth Group Inc.	First lien senior secured loan	8.61%	SOFR (M)	3.25%		02/2029		33,486.8	32,537.2	33,302.7	(5)
Bausch + Lomb Corporation	First lien senior secured loan	9.36%	SOFR (M)	4.00%		09/2028		4,987.5	4,939.7	4,968.8	(3)
Bracket Intermediate Holding Corp.	First lien senior secured loan	10.45%	SOFR (Q)	5.00%		05/2028		11,316.4	11,129.9	11,299.9	(5)
CNT Holdings I Corp	First lien senior secured loan	8.93%	SOFR (Q)	3.50%		11/2027		8,945.5	8,874.4	8,955.4	(5)
Confluent Medical Technologies, Inc.	First lien senior secured loan	9.10%	SOFR (Q)	3.75%		02/2029		4,608.2	4,543.4	4,596.7	(5)(6)
Electron Bidco Inc.	First lien senior secured loan	8.47%	SOFR (M)	3.00%		11/2028		10,480.7	10,408.7	10,495.2	(5)
Ensemble RCM, LLC	First lien senior secured loan	9.23%	SOFR (Q)	3.75%		08/2026		19,267.8	19,254.5	19,288.4
Financiere Mendel	First lien senior secured loan	9.62%	SOFR (S)	4.25%		11/2030		8,000.0	7,926.7	7,992.5	(3)
Gainwell Acquisition Corp.	First lien senior secured loan	9.45%	SOFR (Q)	4.00%		10/2027		8,451.3	8,293.4	8,197.8	(5)
Lifepoint Health Inc	First lien senior secured loan	11.17%	SOFR (S)	5.50%		11/2028		7,805.1	7,573.6	7,771.9
Mamba Purchaser, Inc.	First lien senior secured loan	8.97%	SOFR (M)	3.50%		10/2028		13,358.9	13,266.3	13,334.0	(5)
Medline Borrower, LP	First lien senior secured loan	8.47%	SOFR (M)	3.00%		10/2028		12,972.6	12,919.4	13,025.3	(5)
Next Holdco, LLC (8)	First lien senior secured loan	11.37%	SOFR (M)	6.00%		11/2030		5,786.1	5,700.9	5,699.4	(5)(6)
Nomi Health, Inc.	First lien senior secured loan	13.64%	SOFR (S)	8.25%		07/2028		11,639.2	11,319.6	11,290.0	(5)(6)
Option Care Health Inc	First lien senior secured loan	8.22%	SOFR (M)	2.75%		10/2028		5,894.9	5,893.5	5,914.5	(3)(5)
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (8)	First lien senior secured revolving loan	9.38%	SOFR (M)	4.00%		11/2028		0.5	0.5	0.5	(3)(5)(6)
	First lien senior secured loan	12.13% (3.38% PIK)	SOFR (Q)	6.75%		11/2028		21,214.9	20,699.7	20,684.5	(3)(5)(6)
									20,700.2	20,685.0
PointClickCare Technologies Inc.	First lien senior secured loan	8.61%	SOFR (Q)	3.00%		12/2027		5,975.5	5,964.3	5,968.0	(3)(5)
R1 RCM Inc.	First lien senior secured loan	10.33%	SOFR (S)	5.00%		06/2029		1,180.0	1,165.7	1,178.9	(3)
Radnet Management, Inc.	First lien senior secured loan	8.64%	SOFR (Q)	3.00%		04/2028		14,165.5	14,165.2	14,195.7	(3)(5)
Select Medical Corporation	First lien senior secured loan	8.36%	SOFR (M)	3.00%		03/2027		5,563.5	5,538.8	5,558.2	(3)
Sharp Midco LLC	First lien senior secured loan	9.45%	SOFR (Q)	4.00%		12/2028		1,989.9	1,989.9	1,992.4	(5)(6)
	First lien senior secured loan	9.85%	SOFR (Q)	4.50%		12/2028		3,350.0	3,301.9	3,345.8	(5)
									5,291.8	5,338.2
Sotera Health Holdings, LLC	First lien senior secured loan	9.11%	SOFR (M)	3.75%		12/2026		2,985.0	2,985.0	2,983.1	(3)(5)
	First lien senior secured loan	8.39%	SOFR (Q)	2.75%		12/2026		6,500.0	6,481.7	6,489.1	(3)(5)
									9,466.7	9,472.2
Surgery Center Holdings, Inc.	First lien senior secured loan	8.86%	SOFR (S)	3.50%		12/2030		9,528.2	9,518.1	9,556.0	(3)
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (8)	First lien senior secured loan	12.25%	SOFR (Q)	6.75%		03/2029		10,674.1	10,394.3	10,674.1	(5)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Class A interests				03/2023		100		100.0	97.2	(6)
									10,494.3	10,771.3
Viant Medical Holdings, Inc.	First lien senior secured loan	9.22%	SOFR (M)	3.75%		07/2025		31,797.2	31,033.3	31,360.0
	Second lien senior secured loan	13.22%	SOFR (M)	7.75%		07/2026		40.4	37.7	38.7
									31,071.0	31,398.7
Waystar Technologies, Inc.	First lien senior secured loan	9.47%	SOFR (M)	4.00%		10/2026		10,867.5	10,848.3	10,894.7
Zelis Cost Management Buyer, Inc.	First lien senior secured loan	8.97%	SOFR (M)	3.50%		09/2026		10,614.8	10,634.5	10,625.7

									329,110.1	331,410.0		18.82%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	9.21%	SOFR (M)	3.75%		05/2030		7,887.4	7,881.8	7,926.9	(6)
	First lien senior secured loan	8.97%	SOFR (M)	3.50%		08/2028		1,283.6	1,272.9	1,283.6	(5)
									9,154.7	9,210.5
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (8)	First lien senior secured revolving loan	14.00%	Base Rate (Q)	5.50%		10/2029		68.0	47.4	46.7	(5)(6)
	First lien senior secured revolving loan	11.87%	SOFR (Q)	6.50%		10/2029		95.2	66.4	65.4	(5)(6)
	First lien senior secured loan	12.40% (2.00% PIK)	SOFR (Q)	7.00%		10/2030		26,941.4	26,170.3	26,148.9	(5)(6)
	Series B common units				10/2023		45,351		1,250.0	1,250.0	(6)
									27,534.1	27,511.0
Belfor Holdings, Inc.	First lien senior secured loan	9.11%	SOFR (M)	3.75%		11/2030		16,434.2	16,298.0	16,465.1	(5)
Caesars Entertainment Inc	First lien senior secured loan	8.71%	SOFR (M)	3.25%		02/2030		8,465.3	8,453.6	8,477.2	(3)(5)
ClubCorp Holdings, Inc.	First lien senior secured loan	10.61%	SOFR (Q)	5.00%		09/2026		2,710.5	2,599.6	2,607.2
	First lien senior secured loan	8.18%	LIBOR (Q)	2.75%		09/2024		1,542.5	1,523.2	1,480.8
									4,122.8	4,088.0
Eternal Aus Bidco Pty Ltd (8)	First lien senior secured loan	10.70% (2.50% PIK)	BBSY (S)	6.25%		10/2029		6,708.0	6,266.5	6,708.0	(3)(5)(6)
Excel Fitness Consolidator LLC (8)	First lien senior secured loan	11.00%	SOFR (Q)	5.50%		04/2029		6,650.0	6,494.2	6,483.8	(5)(6)
Fertitta Entertainment, LLC	First lien senior secured loan	9.36%	SOFR (M)	4.00%		01/2029		7,850.8	7,811.3	7,849.1	(5)
Flint OpCo, LLC (8)	First lien senior secured loan	10.60%	SOFR (Q)	5.25%		08/2030		7,812.9	7,609.3	7,562.9	(5)(6)
Four Seasons Holdings Inc.	First lien senior secured loan	7.96%	SOFR (M)	2.50%		11/2029		11,110.3	11,123.6	11,140.9	(3)(5)
Fugue Finance LLC	First lien senior secured loan	9.39%	SOFR (B)	4.00%		01/2028		4,974.9	4,952.4	4,989.7	(3)(5)
Gems Menasa (Cayman) Limited	First lien senior secured loan	10.40%	SOFR (Q)	4.75%		07/2026		7,450.6	7,471.0	7,464.6	(3)(5)
GroundWorks, LLC (8)	First lien senior secured loan	11.90%	SOFR (Q)	6.50%		03/2030		11,938.8	11,631.4	11,938.8	(5)(6)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (8)	First lien senior secured loan	12.10%	SOFR (Q)	6.75%		04/2030		10,381.2	10,006.0	10,381.2	(5)(6)
	Class A common units				04/2023		100		100.0	90.8	(6)
									10,106.0	10,472.0
Helios Service Partners, LLC and Astra Service Partners, LLC (8)	First lien senior secured revolving loan	11.62%	SOFR (Q)	6.00%		03/2027		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	11.87%	SOFR (Q)	6.25%		03/2027		6,989.6	6,838.9	6,739.8	(5)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									6,839.5	6,740.4
Hilton Domestic Operating Company Inc.	First lien senior secured loan	7.46%	SOFR (M)	2.00%		11/2030		3,500.0	3,491.4	3,510.6	(3)
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (8)	First lien senior secured loan	12.20%	SOFR (Q)	6.75%		12/2028		4,108.3	3,995.8	4,108.3	(3)(5)(6)
	First lien senior secured loan	11.50%	CDOR (Q)	6.00%		12/2028		1,013.4	842.9	1,050.8	(3)(5)(6)
	Class A units				12/2022		50,000		50.0	65.2	(6)
									4,888.7	5,224.3
IRB Holding Corp.	First lien senior secured loan	8.46%	SOFR (M)	3.00%		12/2027		12,692.5	12,617.7	12,701.5	(5)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	10.13%	SOFR (Q)	4.75%		08/2028		5,972.8	5,942.1	5,999.7	(5)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (8)	First lien senior secured loan	13.00%	SOFR (Q)	7.50%		12/2027		9,719.6	9,487.1	9,719.6	(5)(6)
	Limited partnership interests				12/2022		50,000		50.0	48.8	(6)
									9,537.1	9,768.4
Motion Acquisition Limited	First lien senior secured loan	8.86%	SOFR (Q)	3.25%		11/2026		11,081.5	11,030.8	11,081.5	(3)
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (8)	First lien senior secured loan	11.86%	SOFR (Q)	6.50%		05/2028		3,413.4	3,312.0	3,413.4	(5)(6)
Northwinds Holding, Inc. and Northwinds Services Group LLC (8)	First lien senior secured loan	12.18%	SOFR (Q)	6.50%		05/2029		11,499.1	11,145.2	11,499.1	(5)(6)
	Common units				05/2023		76,923		100.0	109.4	(6)
									11,245.2	11,608.5
PestCo Holdings, LLC and PestCo, LLC (8)	First lien senior secured loan	12.03%	SOFR (Q)	6.50%		02/2028		9,845.6	9,603.1	9,845.6	(5)(6)
	Class A units				01/2023		8		100.0	128.0	(6)
									9,703.1	9,973.6
Radiant Intermediate Holding, LLC	First lien senior secured loan	11.24%	SOFR (Q)	5.75%		11/2026		905.4	885.6	869.2	(5)(6)
Restaurant Brands International Inc.	First lien senior secured loan	7.61%	SOFR (M)	2.25%		09/2030		12,000.0	11,966.2	11,995.7	(3)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	9.64%	SOFR (Q)	4.00%		10/2027		5,361.4	5,331.9	5,352.5	(5)
	First lien senior secured loan	11.14%	SOFR (M)	5.50%		10/2027		14,113.9	13,897.0	14,113.9	(5)(6)
									19,228.9	19,466.4
Simon & Schuster, Inc.	First lien senior secured loan	9.39%	SOFR (Q)	4.00%		10/2030		11,571.4	11,502.9	11,600.4
University Support Services LLC	First lien senior secured loan	8.71%	SOFR (M)	3.25%		02/2029		3,979.7	3,960.5	3,975.7	(3)(5)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (8)	First lien senior secured loan	10.89%	SOFR (S)	5.50%		11/2030		15,823.2	15,305.2	15,032.0	(5)(6)
	Class B common units				11/2023		351		351.0	351.0	(6)
									15,656.2	15,383.0
Whatabrands LLC	First lien senior secured loan	8.47%	SOFR (M)	3.00%		08/2028		5,221.5	5,217.6	5,223.8	(5)

									286,054.4	288,897.7		16.40%
Capital Goods
AI Aqua Merger Sub, Inc. (8)	First lien senior secured loan	9.58%	SOFR (S)	4.25%		07/2028		5,782.6	5,782.6	5,806.7	(5)
	First lien senior secured loan	9.09%	SOFR (M)	3.75%		07/2028		9,005.2	8,989.6	9,000.1	(5)
									14,772.2	14,806.8
Airx Climate Solutions, Inc. (8)	First lien senior secured loan	11.68%	SOFR (Q)	6.25%		11/2029		23,564.8	22,990.4	22,975.7	(5)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Artera Services, LLC	First lien senior secured loan	8.70%	SOFR (Q)	3.25%		03/2025		3,941.2	3,696.4	3,699.1	(5)
	First lien senior secured loan	8.95%	SOFR (Q)	3.50%		03/2025		2,058.2	1,912.1	1,931.5	(5)
									5,608.5	5,630.6
Bleriot US Bidco Inc.	First lien senior secured loan	9.61%	SOFR (Q)	4.00%		10/2028		2,481.4	2,479.1	2,489.4
Brookfield WEC Holdings Inc.	First lien senior secured loan	9.11%	SOFR (M)	3.75%		08/2025		2,806.5	2,806.5	2,813.6	(5)
	First lien senior secured loan	8.22%	SOFR (M)	2.75%		08/2025		13,366.9	13,338.3	13,392.6	(5)
									16,144.8	16,206.2
Brown Group Holding, LLC	First lien senior secured loan	9.13%	SOFR (Q)	3.75%		07/2029		5,942.2	5,936.3	5,957.1	(5)
	First lien senior secured loan	8.21%	SOFR (M)	2.75%		06/2028		1,989.1	1,986.7	1,989.8	(5)
									7,923.0	7,946.9
Burgess Point Purchaser Corporation	First lien senior secured loan	10.71%	SOFR (M)	5.25%		07/2029		34,850.0	32,837.9	32,795.3	(5)
Chart Industries, Inc.	First lien senior secured loan	8.69%	SOFR (M)	3.25%		03/2030		13,277.4	13,227.6	13,288.4	(3)(5)
CPIG Holdco Inc. (8)	First lien senior secured revolving loan	10.24%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(5)(6)
	First lien senior secured loan	12.49%	SOFR (Q)	7.00%		04/2028		14,962.5	14,574.6	14,962.5	(5)(6)
									14,575.1	14,963.0
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc. (8)	First lien senior secured loan	11.40%	SOFR (Q)	6.00%		10/2030		22,413.8	21,868.1	21,853.4	(5)(6)
Dynasty Acquisition Co., Inc.	First lien senior secured loan	9.36%	SOFR (M)	4.00%		08/2028		12,037.8	11,907.7	12,061.8
Gates Global LLC	First lien senior secured loan	8.36%	SOFR (M)	3.00%		11/2029		790.0	790.9	791.7	(3)(5)
	First lien senior secured loan	7.96%	SOFR (M)	2.50%		03/2027		2,880.5	2,880.0	2,882.3	(3)(5)
									3,670.9	3,674.0
Helix Acquisition Holdings, Inc.	First lien senior secured loan	12.45%	SOFR (Q)	7.00%		03/2030		14,188.7	13,808.9	14,188.7	(5)(6)
Husky Injection Molding Systems Ltd.	First lien senior secured loan	8.47%	SOFR (M)	3.00%		03/2025		16,906.3	16,815.6	16,871.2	(3)
LBM Acquisition LLC	First lien senior secured loan	9.21%	SOFR (M)	3.75%		12/2027		5,765.3	5,659.4	5,689.7	(5)
Pike Corporation	First lien senior secured loan	8.47%	SOFR (M)	3.00%		01/2028		7,535.6	7,535.6	7,551.3
Propulsion (BC) Newco LLC	First lien senior secured loan	9.10%	SOFR (Q)	3.75%		09/2029		7,841.3	7,819.9	7,842.8	(3)(5)
Specialty Building Products Holdings, LLC	First lien senior secured loan	9.21%	SOFR (M)	3.75%		10/2028		5,965.9	5,905.1	5,950.9	(5)
SRS Distribution Inc.	First lien senior secured loan	8.96%	SOFR (M)	3.50%		06/2028		1,877.7	1,870.9	1,875.4	(5)
Star US Bidco LLC	First lien senior secured loan	9.71%	SOFR (M)	4.25%		03/2027		6,500.0	6,452.6	6,488.6	(5)
TransDigm Inc.	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		02/2031		2,000.0	1,995.0	2,007.5	(3)(5)
	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		02/2027		1,989.9	1,994.9	1,996.9	(3)
	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		08/2028		16,894.2	16,888.0	16,957.6	(3)
									20,877.9	20,962.0
Wilsonart LLC	First lien senior secured loan	8.70%	SOFR (Q)	3.25%		12/2026		13,407.1	13,261.4	13,423.8	(5)

									268,012.6	269,535.9		15.30%
Insurance
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (8)	First lien senior secured loan	11.03%	SOFR (Q)	5.50%		11/2029		4,032.9	3,993.1	3,952.3	(5)(6)
	First lien senior secured loan	11.35%	SOFR (Q)	6.00%		11/2029		1.4	1.1	1.2	(5)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	11.41%	SOFR (M)	6.00%		11/2029		3.1	3.1	3.1	(5)(6)
									3,997.3	3,956.6
Acrisure, LLC	First lien senior secured loan	9.89%	SOFR (Q)	4.50%		11/2030		30,000.0	29,706.2	30,024.9
	Senior subordinated loan	7.00%	Fixed			11/2025		3,700.0	3,611.2	3,690.8
									33,317.4	33,715.7
Alliant Holdings Intermediate, LLC	First lien senior secured loan	8.86%	SOFR (M)	3.50%		11/2030		2,558.1	2,534.4	2,566.4	(5)
AMWINS Group, Inc.	First lien senior secured loan	7.72%	SOFR (M)	2.25%		02/2028		7,246.6	7,235.8	7,248.6	(5)
Broadstreet Partners, Inc.	First lien senior secured loan	9.10%	SOFR (M)	3.75%		01/2029		13,637.8	13,579.9	13,659.1
Cross Financial Corp.	First lien senior secured loan	9.47%	SOFR (M)	4.00%		09/2027		5,116.7	5,103.7	5,116.7	(5)
DOXA Insurance Holdings LLC (8)	First lien senior secured loan	10.87%	SOFR (S)	5.50%		12/2030		20,789.1	20,375.3	20,373.3	(5)(6)
HIG Finance 2 Limited	First lien senior secured loan	9.36%	SOFR (M)	4.00%		04/2030		10,473.7	10,440.0	10,484.6	(3)(5)
Higginbotham Insurance Agency, Inc. (8)	First lien senior secured loan	10.96%	SOFR (M)	5.50%		11/2028		1,721.1	1,709.0	1,695.2	(5)(6)
Hub International Limited	First lien senior secured loan	9.66%	SOFR (Q)	4.25%		06/2030		9,314.6	9,305.6	9,349.8	(5)
	First lien senior secured loan	9.37%	SOFR (Q)	4.00%		11/2029		4,070.0	4,067.7	4,082.9	(5)
									13,373.3	13,432.7
Hyperion Refinance S.a r.l.	First lien senior secured loan	8.75%	SOFR (M)	3.25%		11/2027		7,829.2	7,827.5	7,836.4	(3)(5)
Keystone Agency Partners LLC (8)	First lien senior secured loan	10.96%	SOFR (S)	5.50%		05/2027		10,690.9	10,477.5	10,477.1	(5)(6)
NFP Corp.	First lien senior secured loan	8.72%	SOFR (M)	3.25%		02/2027		8,274.2	8,177.9	8,309.1
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (8)	First lien senior secured loan	11.09%	SOFR (M)	5.75%		11/2029		9,196.4	9,017.0	9,012.5	(5)(6)
	Class A2 units				11/2023		102,501		2,050.0	2,050.0	(6)
									11,067.0	11,062.5
OneDigital Borrower LLC	First lien senior secured loan	9.71%	SOFR (M)	4.25%		11/2027		4,987.3	4,950.9	4,987.3	(5)(6)
USI, Inc.	First lien senior secured loan	8.35%	SOFR (Q)	3.00%		11/2029		8,301.7	8,291.9	8,308.2
	First lien senior secured loan	8.63%	SOFR (Q)	3.25%		09/2030		8,471.0	8,452.7	8,473.7
									16,744.6	16,781.9

									170,911.5	171,703.2		9.75%
Commercial and Professional Services
AlixPartners, LLP	First lien senior secured loan	8.22%	SOFR (M)	2.75%		02/2028		17,173.1	17,137.0	17,206.4	(5)
Clean Harbors, Inc.	First lien senior secured loan	7.22%	SOFR (S)	1.75%		10/2028		997.5	997.5	998.9	(3)
Corporation Service Company	First lien senior secured loan	8.71%	SOFR (M)	3.25%		11/2029		6,838.5	6,840.4	6,847.0	(5)
Dun & Bradstreet Corporation, The	First lien senior secured loan	8.21%	SOFR (M)	2.75%		02/2026		19,419.1	19,417.7	19,446.5	(3)
FlyWheel Acquireco, Inc. (8)	First lien senior secured revolving loan	11.86%	SOFR (M)	6.50%		05/2028		1,071.4	1,029.4	1,055.4	(5)(6)
	First lien senior secured loan	11.86%	SOFR (M)	6.50%		05/2030		13,359.4	12,995.3	13,225.8	(5)(6)
									14,024.7	14,281.2
HP RSS Buyer, Inc. (8)	First lien senior secured loan	10.37%	SOFR (Q)	5.00%		12/2029		8,297.1	8,116.8	8,060.5	(5)(6)
ISolved, Inc.	First lien senior secured loan	9.48%	SOFR (S)	4.00%		10/2030		5,770.7	5,719.1	5,770.7	(5)
Kings Buyer, LLC (8)	First lien senior secured loan	11.99%	SOFR (S)	6.50%		10/2027		18,424.6	18,161.7	18,148.2	(5)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Lightbeam Bidco, Inc. (8)	First lien senior secured loan	11.70%	SOFR (Q)	6.25%		05/2030		15,000.0	14,746.2	15,000.0	(5)(6)
	First lien senior secured loan	10.86%	SOFR (Q)	5.50%		05/2030		1,254.0	1,228.4	1,209.3	(5)(6)
									15,974.6	16,209.3
North Haven Stack Buyer, LLC (8)	First lien senior secured loan	11.01%	SOFR (Q)	5.50%		07/2027		7.1	6.5	7.1	(5)(6)
Omnia Partners, LLC (8)	First lien senior secured loan	9.63%	SOFR (Q)	4.25%		07/2030		4,570.6	4,527.6	4,596.4
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (8)	First lien senior secured revolving loan	10.89%	SOFR (Q)	5.50%		08/2029		0.5	0.5	0.5	(5)(6)
	First lien senior secured loan	13.40% (4.00% PIK)	SOFR (Q)	8.00%		08/2029		19,060.0	18,152.9	18,699.2	(5)(6)
	Warrant to purchase units of Class A common units				08/2023	08/2036	26,353		449.6	809.3	(6)
									18,603.0	19,509.0
Saturn Purchaser Corp.	First lien senior secured loan	10.71%	SOFR (M)	5.25%		07/2029		537.6	535.1	534.9	(5)(6)
	First lien senior secured loan	11.01%	SOFR (Q)	5.50%		07/2029		7,765.2	7,729.3	7,726.4	(5)(6)
									8,264.4	8,261.3
Tempo Acquisition, LLC	First lien senior secured loan	8.11%	SOFR (M)	2.75%		08/2028		4,987.5	4,986.5	5,005.3	(3)(5)
TSS Buyer, LLC (8)	First lien senior secured loan	11.00%	SOFR (S)	5.50%		06/2029		7,026.1	6,794.3	6,776.5	(5)(6)

									149,571.8	151,124.3		8.58%
Financial Services
BIFM CA Buyer Inc.	First lien senior secured loan	8.97%	SOFR (M)	3.50%		06/2026		2,611.3	2,616.1	2,611.7	(3)
Citco Funding LLC	First lien senior secured loan	8.64%	SOFR (Q)	3.25%		04/2028		7,980.0	7,956.0	8,000.0	(5)
Cliffwater LLC (8)	First lien senior secured loan	11.36%	SOFR (M)	6.00%		10/2030		11,029.4	10,813.9	10,808.8	(3)(5)(6)
Corient Holdings, Inc.	Series A preferred stock				05/2023		15,000		15,000.0	16,424.0	(6)
Focus Financial Partners, LLC	First lien senior secured loan	8.86%	SOFR (M)	3.50%		06/2028		3,990.0	3,990.0	3,995.0	(5)
	First lien senior secured loan	8.61%	SOFR (M)	3.25%		06/2028		7,551.5	7,549.7	7,557.8	(5)
	First lien senior secured loan	7.86%	SOFR (M)	2.50%		06/2028		1,989.8	1,989.8	1,987.8	(5)
									13,529.5	13,540.6
GC Waves Holdings, Inc. (8)	First lien senior secured loan	11.46%	SOFR (M)	6.00%		08/2028		2,092.5	1,758.0	1,724.7	(3)(5)(6)
GIP Pilot Acquisition Partners, L.P.	First lien senior secured loan	8.39%	SOFR (Q)	3.00%		10/2030		4,350.0	4,336.2	4,346.4
GTCR F Buyer Corp. and GTCR (D) Investors LP (8)(9)	First lien senior secured loan	11.36%	SOFR (M)	6.00%		09/2030		10,000.0	9,759.0	9,750.0	(5)(6)
	Limited partnership interests				09/2023		74,074		74.7	77.7	(6)
									9,833.7	9,827.7
Hg Saturn LuchaCo Limited	Private asset-backed investment	12.69%	SONIA (S)	7.50%		03/2026		1,529.5	1,434.6	1,512.3	(3)(5)(6)
HV Chimera LLC	Private asset-backed investment	8.39%	SOFR (Q)	2.80%		08/2026		2,397.3	2,362.8	2,361.3	(3)(6)
Isthmus Capital LLC	Private asset-backed investment	9.50%	Fixed			06/2030		1,905.1	1,883.2	1,905.1	(3)(6)
	Private asset-backed investment				06/2023		4		—	22.1	(3)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									1,883.2	1,927.2
Midcap Financial Issuer Trust	Senior subordinated loan	6.50%	Fixed			05/2028		5,000.0	4,438.1	4,688.8	(3)
Monroe Capital Income Plus Corporation	Senior subordinated loan	9.42%	Fixed			11/2028		10,000.0	10,000.0	10,506.9	(3)(6)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (8)(9)	First lien senior secured revolving loan	12.21%	SOFR (M)	6.75%		05/2028		166.1	144.9	166.1	(3)(5)(6)
	First lien senior secured loan	14.25%	Base Rate (Q)	5.75%		05/2029		32.4	31.5	32.4	(3)(5)(6)
	First lien senior secured loan	12.21%	SOFR (M)	6.75%		05/2029		13,779.8	13,386.2	13,779.8	(3)(5)(6)
	Limited partnership interests				09/2023		80,390		80.4	79.4	(3)(6)
									13,643.0	14,057.7
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (8)	First lien senior secured loan	11.62%	SOFR (Q)	6.25%		08/2029		9,066.7	8,777.4	9,066.7	(3)(5)(6)
	Preferred units				07/2023		1,333,333		1,315.5	1,333.3	(3)(6)
									10,092.9	10,400.0
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (8)	First lien senior secured loan	10.78%	SOFR (S)	5.25%		10/2028		1,917.7	1,879.6	1,879.3	(3)(5)(6)
The Edelman Financial Center, LLC	Second lien senior secured loan	12.22%	SOFR (M)	6.75%		07/2026		33,000.0	32,527.4	32,958.8	(3)

									144,105.0	147,576.2		8.38%
Media and Entertainment
22 HoldCo Limited (8)	Senior subordinated loan	12.96% PIK	SONIA (S)	7.50%		08/2033		14,698.0	14,049.2	14,097.2	(3)(5)(6)
3 Step Sports LLC and 3 Step Holdings, LLC (8)	First lien senior secured revolving loan	13.33%	SOFR (Q)	8.00%		10/2028		526.3	446.3	442.1	(5)(6)
	First lien senior secured loan	13.47% (1.50% PIK)	SOFR (Q)	8.00%		10/2029		16,415.1	15,404.9	15,299.3	(5)(6)
	Series D preferred units				10/2023		267,369		4,400.0	4,400.0	(6)
									20,251.2	20,141.4
AVSC Holding Corp.	First lien senior secured loan	8.96% (0.48% PIK)	SOFR (M)	3.50%		03/2025		5,508.6	5,318.8	5,383.0	(5)
	First lien senior secured loan	10.96% (1.61% PIK)	SOFR (M)	5.50%		10/2026		5,401.0	5,290.5	5,275.0	(5)
									10,609.3	10,658.0
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		5,035.3	5,141.0	(3)(6)
Creative Artists Agency, LLC	First lien senior secured loan	8.86%	SOFR (M)	3.50%		11/2028		13,374.9	13,361.2	13,420.1
League One Volleyball, Inc.	Series B preferred stock				07/2023		194		1.0	1.0	(6)
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	10,000.0	(3)(6)
NASCAR Holdings, LLC	First lien senior secured loan	7.97%	SOFR (M)	2.50%		10/2026		895.5	897.6	897.9
NEP Group, Inc.	First lien senior secured loan	10.22% (1.50% PIK)	SOFR (M)	4.75%		08/2026		6,038.5	5,871.2	5,736.6	(6)
United Talent Agency, LLC	First lien senior secured loan	9.65%	SOFR (Q)	4.00%		07/2028		9,426.4	9,387.8	9,430.9	(5)
William Morris Endeavor Entertainment, LLC (IMG Worldwide Holdings, LLC)	First lien senior secured loan	8.22%	SOFR (M)	2.75%		05/2025		19,025.3	18,998.4	19,061.1	(3)
Zuffa Guarantor LLC	First lien senior secured loan	8.40%	SOFR (Q)	2.75%		04/2026		10,945.4	10,939.2	10,974.3	(3)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									119,401.4	119,559.5		6.79%
Pharmaceuticals, Biotechnology and Life Sciences
ADMA Biologics Inc. (8)	First lien senior secured revolving loan	9.13%	SOFR (Q)	3.75%		12/2027		1.0	1.0	1.0	(3)(5)(6)
	First lien senior secured loan	11.88%	SOFR (S)	6.50%		12/2027		4,308.0	4,200.8	4,254.2	(3)(5)(6)
									4,201.8	4,255.2
Alcami Corporation (8)	First lien senior secured loan	12.46%	SOFR (M)	7.00%		12/2028		4,068.5	3,883.1	4,068.5	(5)(6)
Bamboo US BidCo LLC (8)	First lien senior secured loan	9.95%	Euribor (Q)	6.00%		09/2030		8,640.0	8,104.8	8,380.8	(5)(6)
	First lien senior secured loan	11.38%	SOFR (Q)	6.00%		09/2030		12,720.2	12,326.8	12,283.7	(5)(6)
									20,431.6	20,664.5
Cambrex Corporation	First lien senior secured loan	8.96%	SOFR (M)	3.50%		12/2026		7,426.2	7,417.2	7,257.3	(5)
Catalent Pharma Solutions, Inc.	First lien senior secured loan	8.36%	SOFR (M)	3.00%		02/2028		8,000.0	7,940.4	8,000.0	(3)(5)(6)
Curium BidCo S.a r.l.	First lien senior secured loan	9.85%	SOFR (Q)	4.50%		07/2029		8,923.5	8,913.8	8,906.8	(3)
Da Vinci Purchaser Corp.	First lien senior secured loan	9.47%	SOFR (M)	4.00%		01/2027		8,930.2	8,828.5	8,938.6	(5)
IQVIA Inc	First lien senior secured loan	7.35%	SOFR (Q)	2.00%		01/2031		8,000.0	8,000.0	8,022.9	(3)
Maravai Intermediate Holdings, LLC	First lien senior secured loan	8.40%	SOFR (Q)	3.00%		10/2027		10,372.5	10,349.9	10,078.6	(3)(5)
Packaging Coordinators Midco, Inc.	First lien senior secured loan	9.11%	SOFR (Q)	3.50%		11/2027		9,279.6	9,245.0	9,274.4	(5)
Precision Medicine Group, LLC	First lien senior secured loan	8.45%	SOFR (Q)	3.00%		11/2027		7,946.3	7,841.3	7,827.1	(5)
Solar Bidco Limited (8)	First lien senior secured loan	9.69%	Euribor (Q)	5.75%		11/2029		667.1	581.8	665.5	(3)(5)(6)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (8)	First lien senior secured loan	11.64%	SOFR (S)	6.25%		11/2030		4,458.8	4,349.4	4,347.3	(5)(6)
	Limited partnership interest				11/2023		731,000		731.6	731.0	(6)
									5,081.0	5,078.3

									102,715.4	103,037.7		5.85%
Consumer Distribution and Retail
BR PJK Produce, LLC (8)	First lien senior secured loan	11.46%	SOFR (Q)	6.00%		11/2027		932.7	892.0	871.8	(5)(6)
BradyIFS Holdings, LLC (8)	First lien senior secured loan	11.38%	SOFR (Q)	6.00%		10/2029		30,083.7	29,483.1	29,433.4	(5)(6)
City Line Distributors LLC and City Line Investments LLC (8)	First lien senior secured loan	11.46%	SOFR (M)	6.00%		08/2028		1,993.7	1,946.6	1,943.8	(5)(6)
	Class A units	8.00% PIK			08/2023		100,000		102.0	110.1	(6)
									2,048.6	2,053.9
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (8)	First lien senior secured revolving loan	9.87%	SOFR (Q)	4.50%		11/2029		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	11.37%	SOFR (S)	6.00%		11/2029		3,102.7	3,041.9	3,040.6	(5)(6)
	Limited partnership interest	8.00% PIK			11/2023		3,544,000		3,544.0	3,526.7	(6)
									6,586.5	6,567.9
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	First lien senior secured loan	8.71%	SOFR (M)	3.25%		11/2027		9,007.8	8,982.7	8,996.6	(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (8)	First lien senior secured loan	11.70%	SOFR (M)	6.25%		05/2029		9,426.3	9,175.1	9,426.3	(5)(6)
	Class B limited liability company interest				05/2023		0.18%		100.0	104.3	(6)
									9,275.1	9,530.6
Peer Holding III B.V.	First lien senior secured loan	8.60%	SOFR (Q)	3.25%		10/2030		5,000.0	4,962.5	5,010.4	(3)
SCIH Salt Holdings Inc.	First lien senior secured loan	9.45%	SOFR (M)	4.00%		03/2027		10,355.0	10,281.9	10,359.9	(5)
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (8)(9)	First lien senior secured revolving loan	11.60%	SOFR (Q)	6.25%		01/2029		395.5	374.1	387.0	(5)(6)
	First lien senior secured loan	11.60%	SOFR (Q)	6.25%		01/2029		6,981.1	6,780.0	6,901.4	(5)(6)
	Common units				01/2023		50,000		50.0	53.3	(6)
									7,204.1	7,341.7

									79,716.5	80,166.2		4.55%
Food and Beverage
B&G Foods Inc	First lien senior secured loan	7.86%	SOFR (M)	2.50%		10/2026		2,880.1	2,866.5	2,851.8	(3)
Chobani, LLC	First lien senior secured loan	9.11%	SOFR (S)	3.75%		10/2027		6,500.0	6,467.6	6,505.4
	First lien senior secured loan	8.97%	SOFR (M)	3.50%		10/2027		6,379.1	6,376.9	6,382.3	(5)
									12,844.5	12,887.7
Demakes Borrower, LLC (8)	First lien senior secured loan	11.60%	SOFR (S)	6.25%		12/2029		11,707.3	11,417.3	11,414.6	(5)(6)
Max US Bidco Inc.	First lien senior secured loan	10.35%	SOFR (Q)	5.00%		10/2030		25,000.0	22,981.3	23,287.5
Sugar PPC Buyer LLC (8)	First lien senior secured loan	11.34%	SOFR (M)	6.00%		10/2030		19,565.2	19,135.8	19,125.0	(5)(6)

									69,245.4	69,566.6		3.95%
Automobiles and Components
Clarios Global LP	First lien senior secured loan	9.11%	SOFR (M)	3.75%		05/2030		6,733.1	6,712.6	6,741.5
First Brands Group, LLC	First lien senior secured loan	10.88%	SOFR (Q)	5.00%		03/2027		6,930.8	6,781.0	6,865.9	(5)
New ChurcHill HoldCo LLC and Victory Topco, LP (8)	First lien senior secured revolving loan	10.87%	SOFR (Q)	5.50%		11/2029		321.6	271.3	270.1	(5)(6)
	First lien senior secured loan	10.87%	SOFR (Q)	5.50%		11/2029		12,348.1	11,947.6	11,746.1	(5)(6)
	Class A-2 common units				11/2023		23,290		2,329.0	2,329.0	(6)
									14,547.9	14,345.2
Wand Newco 3, Inc.	First lien senior secured loan	8.22%	SOFR (M)	2.75%		02/2026		22,691.3	22,587.2	22,739.7

									50,628.7	50,692.3		2.88%
Materials
Charter Next Generation, Inc.	First lien senior secured loan	9.22%	SOFR (M)	3.75%		12/2027		11,200.4	11,163.9	11,239.0	(5)
Derby Buyer LLC	First lien senior secured loan	9.59%	SOFR (M)	4.25%		11/2030		6,445.0	6,350.1	6,445.0	(5)
Element Solutions Inc (Macdermid, Incorporated)	First lien senior secured loan	7.36%	SOFR (M)	2.00%		12/2030		2,000.0	1,995.0	2,005.0	(3)
Summit Materials, LLC	First lien senior secured loan	8.33%	SOFR (S)	3.00%		11/2028		4,000.0	3,990.0	4,012.5	(3)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Company (1)	Investment	Coupon (2)	Reference (4)	Spread (2)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Trident TPI Holdings, Inc.	First lien senior secured loan	9.85%	SOFR (Q)	4.50%		09/2028		10,079.7	9,872.5	10,074.9	(5)
	First lien senior secured loan	9.61%	SOFR (Q)	4.00%		09/2028		1,895.2	1,897.6	1,886.1	(5)
	First lien senior secured loan	10.60%	SOFR (Q)	5.25%		09/2028		997.5	977.5	999.0	(5)
									12,747.6	12,960.0
Vobev, LLC and Vobev Holdings, LLC (8)	First lien senior secured revolving loan	10.49%	SOFR (S)	5.00%		04/2028		0.7	0.7	0.7	(5)(6)
	First lien senior secured loan	13.23% (4.00% PIK)	SOFR (Q)	7.75%		04/2028		4,610.0	4,493.6	3,780.2	(5)(6)
	First lien senior secured loan	12.48%	SOFR (M)	7.00%		04/2028		809.8	793.6	634.1	(5)(6)
	Warrant to purchase Class B units				11/2023	04/2028	4,485		—	287.5	(6)
									5,287.9	4,702.5

									41,534.5	41,364.0		2.35%
Telecommunication Services
Delta Topco, Inc.	First lien senior secured loan	9.12%	SOFR (Q)	3.75%		12/2027		4,896.1	4,877.2	4,883.8	(5)
Iridium Satellite LLC	First lien senior secured loan	7.86%	SOFR (M)	2.50%		09/2030		6,570.6	6,562.4	6,581.5	(3)(5)
Switch Master Holdco LLC	First lien senior secured loan	8.36%	SOFR (M)	3.00%		12/2024		27,355.9	26,498.9	26,398.5	(6)
Zayo Group Holdings, Inc.	First lien senior secured loan	8.47%	SOFR (M)	3.00%		03/2027		3,000.0	2,578.1	2,568.1

									40,516.6	40,431.9		2.30%
Household and Personal Products
Silk Holdings III Corp. and Silk Holdings I Corp. (8)	First lien senior secured revolving loan	11.35%	SOFR (Q)	6.00%		05/2029		0.6	0.6	0.6	(5)(6)
	First lien senior secured loan	13.10%	SOFR (Q)	7.75%		05/2029		14,924.0	14,526.3	14,924.0	(5)(6)
	Common stock				05/2023		100		100.0	187.7	(6)
									14,626.9	15,112.3
Sunshine Luxembourg VII S.a r.l.	First lien senior secured loan	8.95%	SOFR (Q)	3.50%		10/2026		21,165.9	21,061.9	21,256.7	(3)(5)

									35,688.8	36,369.0		2.06%
Investment Funds and Vehicles
BALLY 2023-24	Collaterized loan obligation	10.31%	SOFR (Q)	5.05%		07/2036		1,500.0	1,500.0	1,522.7	(3)(6)
BCC 2023-3	Collaterized loan obligation	10.61%	SOFR (Q)	5.25%		07/2036		1,500.0	1,500.0	1,528.8	(3)(6)
BTCP 2023-1	Private asset-backed investment	11.85%	SOFR (M)	6.50%		09/2030		6,100.0	6,105.7	6,100.0	(3)(6)
CGMS 2023-1	Collaterized loan obligation	10.45%	SOFR (Q)	5.10%		07/2035		1,250.0	1,250.0	1,275.7	(3)(6)
CGMS 2023-2	Collaterized loan obligation	10.26%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,030.0	(3)(6)
JNPPK 2023-1	Collaterized loan obligation	10.12%	SOFR (Q)	4.70%		07/2035		2,000.0	2,000.0	2,011.9	(3)(6)
KKR 48	Collaterized loan obligation	9.66%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	1,989.5	(3)(6)
MAGNE 2023-36	Collaterized loan obligation	10.31%	SOFR (Q)	4.90%		04/2036		1,750.0	1,750.0	1,765.9	(3)(6)
OAKC 2022-12	Collaterized loan obligation	10.42%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	1,992.2	(3)(6)
OAKC 2023-15	Collaterized loan obligation	10.12%	SOFR (Q)	5.00%		04/2035		2,000.0	2,000.0	2,047.4	(3)(6)
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
Independent Power and Renewable Electricity Producers
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

(9)As of December 31, 2023, the Fund was party to subscription agreements to fund equity investment commitments.

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Operations:
Net investment income	$324,399	$68,487	$183
Net realized gains	17,914	6,255	54
Net unrealized gains (losses)	63,803	19,297	(311)
Net increase (decrease) in net assets resulting from operations	406,116	94,039	(74)
Distributions to shareholders:
Distributed earnings - Class I	(283,401)	(45,455)	—
Distributed earnings - Class S	(50,450)	(6,445)	—
Distributed earnings - Class D	(13,237)	(1,266)	—
Net decrease in net assets from distributions	(347,088)	(53,166)	—
Share transactions:
Class I:
Proceeds from shares sold	3,288,851	1,218,909	148,147
Share transfers between classes	945	—	—
Distributions reinvested	68,786	8,289	—
Repurchased shares, net of early repurchase deduction	(58,324)	(78)	—
Net increase in net assets from share transactions	3,300,258	1,227,120	148,147
Class S:
Proceeds from shares sold	504,882	296,150	—
Share transfers between classes	(3,298)	—	—
Distributions reinvested	10,308	341	—
Repurchased shares, net of early repurchase deduction	(5,298)	—	—
Net increase in net assets from share transactions	506,594	296,491	—
Class D:
Proceeds from shares sold	267,907	48,588	—
Share transfers between classes	2,353	—	—
Distributions reinvested	3,164	222	—
Net increase in net assets from share transactions	273,424	48,810	—
Total increase in net assets	4,139,304	1,613,294	148,073
Net assets, beginning of period	1,761,392	148,098	25
Net assets, end of period	$5,900,696	$1,761,392	$148,098

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$406,116	$94,039	$(74)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
Net realized gains on investments and foreign currency transactions	(17,914)	(6,255)	(54)
Net unrealized (gains) losses on investments and foreign currency transactions	(63,803)	(19,297)	311
Net losses on interest rate swaps accounted for as hedge instruments and the related hedged items	278	—	—
Net accretion of investments	(16,606)	(4,319)	(10)
PIK interest	(21,958)	(2,158)	—
PIK dividends	(4,134)	(277)	—
Amortization of debt issuance costs	6,953	1,841	40
Accretion of discount on notes payable	707	—	—
Amortization of offering costs	3,864	4,009	—
Purchases of investments	(10,183,079)	(3,092,622)	(30,133)
Proceeds from repayments or sales of investments	2,427,677	754,845	1,591
Changes in operating assets and liabilities:
Interest receivable	(91,904)	(15,552)	(139)
Other assets	(40,965)	(18,677)	(140)
Base management fee payable	4,421	1,851	—
Income based fee payable	11,224	4,606	—
Capital gains incentive fee payable	10,162	3,162	—
Interest and facility fees payable	56,792	1,656	—
Accounts payable and other liabilities	37,892	5,081	—
Net cash used in operating activities	(7,474,277)	(2,288,067)	(28,608)
FINANCING ACTIVITIES:
Borrowings on debt	8,777,313	1,535,449	—
Repayments of debt	(4,908,317)	(825,100)	—
Debt issuance costs	(47,375)	(10,851)	(6,147)
Net proceeds from issuance of common shares	4,061,640	1,563,647	148,147
Repurchased shares, net of early repurchase deduction	(63,622)	(78)	—
Distributions to shareholders	(232,907)	(30,445)	—
Net cash provided by financing activities	7,586,732	2,232,622	142,000
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	112,455	(55,445)	113,392
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	57,972	113,417	25
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$170,427	$57,972	$113,417
Supplemental Information:
Interest paid during the period	$119,598	$21,609	$—
Distributions declared and payable during the period	$347,088	$53,166	$—

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024
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

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases include equity and/or preferred components, and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which the Fund generally defines as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. The Fund expects that a majority of its investments will be in directly originated loans. For cash management and other purposes, the Fund also invests in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. The Fund primarily invests in illiquid and restricted investments, and while most of the Fund’s investments are expected to be in private U.S. companies (the Fund generally has to invest at least 70% of its total assets in “qualifying assets,” including private U.S. companies), the Fund may also invest from time to time in non-U.S. companies. The Fund’s portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, the Fund will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

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

The Fund commenced operations on December 5, 2022. The Fund publicly offers on a continuous basis up to $7.5 billion of its common shares, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”). On April 17, 2023, the Fund

was granted an exemptive relief order from the SEC that permits the Fund to offer to sell any combination of three classes of Common Shares, with a dollar value up to the maximum offering amount of $7.5 billion of its Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, the Fund only offered and sold Class I shares and did not offer any Class S shares or Class D shares. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the day preceding the effective date of the monthly share purchase. The Offering is a “best efforts” offering, which means that Ares Wealth Management Solutions, LLC (“AWMS”), the intermediary manager for the Offering and an affiliate of the Fund’s investment adviser, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares. The Fund also engages in offerings of its unregistered Common Shares to non-U.S. investors pursuant to Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act.

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

The Fund reclassified certain prior period industry groupings of its portfolio companies in the accompanying consolidated schedule of investments and the notes to the consolidated financial statements These reclassifications had no impact on the prior period’s net income or net assets.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value.

Restricted cash primarily relates to cash held as collateral for interest rate swaps.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statement of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$165,777	$57,972
Restricted cash	4,650	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$170,427	$57,972

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of the Fund’s board of trustees, based on, among other things, the input of the Fund’s independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments at least quarterly (with certain de minimis exceptions) and under the valuation policy and a consistently applied valuation process. In addition, the Fund’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Fund’s valuation process within the context of performing the Fund’s financial statement audit.

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

Derivative Instruments

The Fund follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Fund designated certain interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “interest and credit facility fees” in the Fund’s consolidated statement of operations. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the corresponding fixed rate debt. For all other derivatives, the Fund does not utilize hedge accounting and as such values its derivatives at fair value with the unrealized gains or losses recorded in “net unrealized gains (losses) from foreign currency transactions” in the Fund’s consolidated statement of operations.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Fund has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 12 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

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

Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Fund has not yet received in cash. The Fund’s investment adviser is not under any obligation to reimburse the Fund for any part of the income based fee it receives that are based on accrued interest income that the Fund never actually receives. Pre-incentive fee net investment income is not adjusted for incentive fee payments or any shareholder servicing and/or distribution fee payments by Class S shares and Class D shares. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than the Fund may ultimately realize and that may ultimately be distributed to common shareholders.

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

The base management fee, income based fee and capital gains incentive fee for the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Base management fee	$46,991	$9,713	$130
Income based fee	$43,324	$7,622	$—
Capital gains incentive fee(1)	$10,219	$3,162	$—
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2024. There was $56 of capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2023. There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the period from December 5, 2022 (commencement of operations) to December 31, 2022. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $13,324 as of December 31, 2024. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of December 31, 2024, the Fund has paid capital gains incentive fee since inception totaling $56. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the year ended December 31, 2024 and 2023, the Fund incurred $5,794 and $3,018, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement. For the period from December 5, 2022 (commencement of operations) to December 31, 2022, the Fund did not incur any administrative fees and other fees. For the year ended December 31, 2024, all of the administrative and other fees were supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below) compared to $2,205 in administrative and other fees that were supported for the comparable period in 2023.

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

Shareholder Servicing and/or Distribution Fees

Pursuant to Rule 12b-1 under the Investment Company Act, the Fund adopted a shareholder servicing and distribution plan pursuant to which Class S shares and Class D shares are subject to shareholder servicing and/or distribution fees. The following table shows the shareholder servicing and/or distribution fees the Fund and, ultimately, certain classes of the Fund’s common shareholders, pay the Intermediary Manager with respect to Class S shares and Class D shares on an annualized basis as a percentage of the Fund’s NAV for such class. Subject to FINRA and other limitations on underwriting compensation, the Fund and, ultimately, certain classes of the Fund's shareholders, will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for Class D shares, in each case, payable monthly. No shareholder servicing and/or distribution fees are paid with respect to Class I shares.

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

Eligibility to receive shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Fund, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of the Fund’s other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

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

The shareholder servicing and/or distribution fees that were attributable to Class S shares and Class D shares for the years ended December 31, 2024, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Class S	$5,028	$657	$—
Class D	$364	$36	$—

There were no shareholder servicing and/or distribution fees that were attributable to Class S shares and Class D shares prior to the date of the first sale of Class S shares and Class D shares on August 1, 2023.

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

The Fund’s investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of December 31, 2024, $2,487 of base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
December 31, 2022	$1,449	$—	$—	$1,449	5.04%	—	12/31/2025
January 31, 2023	$1,088	$—	$—	$1,088	4.56%	—	01/31/2026
February 28, 2023	$891	$—	$—	$891	3.53%	—	02/28/2026
March 31, 2023	$916	$—	$—	$916	3.63%	—	03/31/2026
April 30, 2023	$1,083	$—	$—	$1,083	2.99%	—	04/30/2026
May 31, 2023	$1,312	$—	$—	$1,312	2.47%	—	05/31/2026
June 30, 2023	$2,253	$—	$—	$2,253	2.48%	—	06/30/2026
July 31, 2023	$2,502	$—	$—	$2,502	1.16%	—	07/31/2026
August 31, 2023	$2,300	$—	$—	$2,300	1.94%	8.69%	08/31/2026
September 30, 2023	$1,636	$—	$—	$1,636	1.66%	8.95%	09/30/2026
October 31, 2023	$—	$—	$—	$—	1.20%	8.67%	10/31/2026
November 30, 2023	$1,637	$—	$—	$1,637	1.18%	9.69%	11/30/2026
December 31, 2023	$1,144	$—	$—	$1,144	1.08%	9.33%	12/31/2026
January 31, 2024	$1,592	$—	$—	$1,592	1.20%	9.27%	01/31/2027
February 29, 2024	$2,183	$—	$—	$2,183	1.10%	9.93%	02/28/2027
March 31, 2024	$2,194	$—	$—	$2,194	1.49%	9.28%	03/31/2027
April 30, 2024	$3,066	$—	$—	$3,066	1.21%	9.55%	04/30/2027
May 31, 2024	$2,437	$—	$—	$2,437	1.18%	9.25%	05/31/2027
June 30, 2024	$3,170	$—	$—	$3,170	1.22%	9.52%	06/30/2027
July 31, 2024	$1,164	$—	$—	$1,164	1.01%	9.19%	07/31/2027
August 31, 2024	$4,291	$—	$—	$4,291	1.02%	9.20%	08/31/2027
September 30, 2024	$5,402	$—	$—	$5,402	0.96%	9.51%	09/30/2027
October 31, 2024	$3,598	$—	$—	$3,598	0.95%	9.19%	10/31/2027
November 30, 2024	$3,911	$—	$—	$3,911	0.95%	9.48%	11/30/2027
December 31, 2024	$3,736	$—	$—	$3,736	0.86%	9.15%	12/31/2027
________________________________________

(1)In accordance with the Expense Support and Conditional Reimbursement Agreement, the ratio of operating expenses excludes organization and offering expenses, stated interest expense, any base management fee and any incentive fee.

(2)The effective rate of distribution per share is the (a) annualized regular cash distributions per share, exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees and special distributions, if any, (b) divided by the NAV per share as of the last calendar day of the prior month.

4. INVESTMENTS

As of December 31, 2024 and 2023, investments consisted of the following:

	As of December 31,
	2024		2023
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$10,092,681	$10,130,307	$2,369,207	$2,385,971
Second lien senior secured loans	157,058	158,500	43,237	43,771
Senior subordinated loans	214,927	213,500	46,631	46,966
Corporate bonds	64,700	65,312	10,000	10,507
Collateralized loan obligations	366,165	370,985	22,500	22,681
Commercial mortgage-backed securities	29,112	29,161	4,988	5,010
Private asset-backed investments	209,600	208,357	11,786	11,901
Preferred equity	107,984	122,570	39,500	41,033
Other equity	239,826	250,457	8,935	9,718
Total	$11,482,053	$11,549,149	$2,556,784	$2,577,558
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Industry
Software and Services	21.8%	21.4%
Health Care Equipment and Services	9.0	12.9
Capital Goods	8.8	10.5
Consumer Services	8.7	11.2
Commercial and Professional Services	7.3	5.9
Financial Services	6.7	5.7
Insurance	6.3	6.7
Media and Entertainment	5.8	4.6
Pharmaceuticals, Biotechnology and Life Sciences	4.7	4.0
Investment Funds and Vehicles	4.2	1.3
Consumer Distribution and Retail	2.7	3.1
Materials	2.3	1.6
Food and Beverage	1.7	2.7
Consumer Durables and Apparel	1.5	0.4
Automobiles and Components	1.5	2.0
Other	7.0	6.0
Total	100.0%	100.0%

	As of December 31,
	2024	2023
Geographic Region
United States	90.3%	91.5%
Europe	5.5	5.0
Bermuda/Cayman Islands	2.9	0.7
Canada	1.2	2.3
Other	0.1	0.5
Total	100.0%	100.0%
As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value). As of December 31, 2023, there were no loans on non-accrual status.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of December 31, 2024, the Fund’s asset coverage was 227%.

The Fund’s outstanding debt as of December 31, 2024 and 2023 was as follows:

	As of December 31,
	2024					2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,810,000	(2)	$489,506	$489,453		$800,000	(2)	$460,349	$460,325
SG Funding Facility	1,825,000	(3)	861,811	861,811		1,000,000	(3)	250,000	250,000
SB Funding Facility	750,000		75,000	75,000		—		—	—
BNP Funding Facility	500,000		250,000	250,000		—		—	—
January 2037 CLO Notes(4)	476,000		476,000	473,120	(5)	—		—	—
March 2028 Notes	1,000,000		1,000,000	984,492	(5)(6)	—		—	—
August 2029 Notes	700,000		700,000	687,445	(5)(6)	—		—	—
February 2030 Notes	750,000		750,000	705,863	(5)(6)	—		—	—
Total	$7,811,000		$4,602,317	$4,527,184		$1,800,000		$710,349	$710,325
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility, SB Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $2,625,000 and $1,050,000, as of December 31, 2024 and 2023, respectively.

(3)Provides for a feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,000,000.

(4)Excludes the January 2037 CLO Subordinated Notes (as defined below), which were retained by the Fund and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes (each as defined below) as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Note 6 for more information on the interest rate swaps related to these unsecured notes issuances.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Fund to borrow up to $1,810,000 at any one time outstanding. As of December 31, 2024, the end of the revolving period and the stated maturity date were April 15, 2028 and April 15, 2029, respectively. The Revolving Credit Facility also provides for a feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $2,625,000. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of December 31, 2024, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2024 and 2023, there was $489,506 and $460,349 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000. As of December 31, 2024 and 2023, the Fund had no letters of credit issued through the Revolving Credit Facility.

The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of December 31, 2024, the one, three and six month SOFR was 4.33%, 4.31% and 4.25%, respectively. As of December 31, 2024, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Fund is also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued and the applicable spread.

The Revolving Credit Facility is secured by certain assets in the Fund’s portfolio and excludes investments held by ASIF Funding I (as defined below) under the SG Funding Facility, those held by ASIF Funding II (as defined below) under the SB Funding Facility, those held by ASIF Funding III (as defined below) under the BNP Funding Facility and those held by ADL CLO 3 (as defined below), and certain other investments.

For the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Stated interest expense	$17,236	$18,879	$—
Credit facility fees	4,778	1,652	—
Amortization of debt issuance costs	2,461	1,322	—
Total interest and credit facility fees expense	$24,475	$21,853	$—
Cash paid for interest expense	$17,915	$19,954	$—
Average stated interest rate	6.96%	7.16%	—%
Average outstanding balance	$243,676	$259,901	$—

SG Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility (as amended, the “SG Funding Facility”), that allows ASIF Funding I to borrow up to $1,825,000 at any one time outstanding. The end of the reinvestment period and the stated maturity date are August 28, 2027 and August 28, 2029, respectively. The SG Funding Facility also provides for a feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2,000,000.

In addition, the Fund, as transferor, and ASIF Funding I, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding I certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding I under the SG Funding Facility are secured by substantially all assets held by ASIF Funding I.

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of December 31, 2024, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of December 31, 2024 and 2023, there was $861,811 and $250,000 outstanding, respectively, under the SG Funding Facility. Since August 28, 2024, the interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.05% per annum. From December 19, 2023 to August 27, 2024, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 2.60% per annum. Prior to December 19, 2023, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin that was a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consisted of broadly syndicated loans, determined by multiplying the aggregate amount of loans then outstanding under the SG Funding Facility by the percentage of the collateral pool that consisted of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that did not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans then outstanding under the SG Funding Facility by the percentage of the collateral pool that did not consist of broadly syndicated loans. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

For the years ended December 31, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

	For the Years Ended December 31,
	2024	2023
Stated interest expense	$41,686	$1,323
Credit facility fees	4,986	1,103
Amortization of debt issuance costs	3,090	519
Total interest and credit facility fees expense	$49,762	$2,945
Cash paid for interest expense	$41,185	$1,655
Average stated interest rate	7.56%	7.86%
Average outstanding balance	$542,355	$38,365

SB Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility (as amended, the “SB Funding Facility”), that allows ASIF Funding II to borrow up to $750,000 at any one time outstanding. The end of the reinvestment period and the stated maturity date are September 1, 2026 and March 1, 2033, respectively.

In addition, the Fund, as transferor, and ASIF Funding II, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding II certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding II under the SB Funding Facility are secured by substantially all assets held by ASIF Funding II.

Under the SB Funding Facility, the Fund and ASIF Funding II, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The SB Funding Facility includes usual and customary events of default for facilities of this nature. As of December 31, 2024, the Fund and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

As of December 31, 2024, there was $75,000 outstanding under the SB Funding Facility. Since August 2, 2024, the interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. Prior to August 2, 2024, the interest rate charged on the SB Funding Facility was based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. As of December 31, 2024, the applicable spread in effect was 2.10%. ASIF Funding II is also required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility.

For the year ended December 31, 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balance for the SB Funding Facility were as follows:

For the Year Ended December 31, 2024
Stated interest expense	$10,009
Credit facility fees	1,552
Amortization of debt issuance costs	592
Total interest and credit facility fees expense	$12,153
Cash paid for interest expense	$8,816
Average stated interest rate	7.39%
Average outstanding balance	$133,128

BNP Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding III, LLC (“ASIF Funding III”), are party to a revolving funding facility (the “BNP Funding Facility”), that allows ASIF Funding III to borrow up to $500,000. The end of the reinvestment period and the stated maturity date are November 26, 2027 and November 26, 2028, respectively.

In addition, the Fund, as transferor, and ASIF Funding III, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding III certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding III under the BNP Funding Facility are secured by substantially all assets held by ASIF Funding III.

Under the BNP Funding Facility, the Fund and ASIF Funding III, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. As of December 31, 2024, the Fund and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

As of December 31, 2024, there was $250,000 outstanding under the BNP Funding Facility. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of December 31, 2024, the applicable spread in effect was 1.40%. ASIF Funding III is also required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility.

For the year ended December 31, 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balance for the BNP Funding Facility were as follows:

For the Year Ended December 31, 2024
Stated interest expense	$555
Amortization of debt issuance costs	93
Total interest and credit facility fees expense	$648
Cash paid for interest expense	$—
Average stated interest rate	5.88%
Average outstanding balance	$9,290

Debt Securitization

ADL CLO 3 Debt Securitization

In November 2024, the Fund, through its wholly owned, consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694,100 term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by the Fund, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes (the “January 2037 CLO Indenture”) and include (i) $399,000 of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35,000 of Class A-2 Senior Notes (the “January 2037 Class A-2 CLO Notes”); (iii) $42,000 of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 CLO Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) approximately $218,100 of Subordinated Notes (the “January 2037 CLO Subordinated Notes”). The Fund retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of December 31, 2024:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2037 Class A-1 CLO Notes	Senior Secured Floating Rate	$399,000	January 20, 2037	SOFR+1.58%
January 2037 Class A-2 CLO Notes	Senior Secured Floating Rate	35,000	January 20, 2037	SOFR+1.75%
January 2037 Class B CLO Notes	Senior Secured Floating Rate	42,000	January 20, 2037	SOFR+1.85%
Total January 2037 CLO Secured Notes		$476,000
January 2037 CLO Subordinated Notes	Subordinated	218,100	January 20, 2037	None
Total January 2037 CLO Notes		$694,100

The January 2037 CLO Secured Notes are the secured obligations of ADL CLO 3 and are backed by a diversified portfolio of first lien senior secured loans contributed by the Fund to ADL CLO 3 pursuant to the terms of a contribution agreement. The January 2037 CLO Indenture contains certain conditions pursuant to which additional loans can be acquired by ADL CLO 3, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the January 2037 CLO Secured Notes. Through January 20, 2029, all principal collections received on the underlying collateral may be used by ADL CLO 3 to purchase new collateral under the direction of the Fund’s investment adviser in its capacity as asset manager to ADL CLO 3 under an asset management agreement and in accordance with the Fund’s investment strategy, including additional collateral that may be purchased from the Fund, pursuant to the terms of a master purchase and sale agreement between the Fund as seller and ADL CLO 3 as buyer.

The January 2037 CLO Indenture includes customary covenants and defaults. The Fund’s investment adviser serves as asset manager to ADL CLO 3 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. The Fund’s investment adviser has agreed to waive any management fees from ADL CLO 3.

The interest rate charged on the January 2037 CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.62%. For the year ended December 31, 2024, the components of interest expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balance for the January 2037 CLO Secured Notes were as follows.

For the Year Ended December 31, 2024
Stated interest expense	$3,844
Amortization of debt issuance costs	69
Total interest expense	$3,913
Cash paid for interest expense	$—
Average stated interest rate	6.06%
Average outstanding balance	$62,426

Unsecured Notes

The Fund has issued certain unsecured notes (the Fund refers to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively referred all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2024 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000,000	6.046%	November 21, 2024	March 15, 2028
August 2029 Notes	$700,000	6.605%	June 5, 2024	August 15, 2029
February 2030 Notes	$750,000	6.057%	October 2, 2024	February 15, 2030
________________________________________

(1)The effective stated interest rates for the Unsecured Notes include the impact of interest rate swaps.

The Unsecured Notes were sold to initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for the resale by such initial purchasers to (i) qualified institutional buyers in transactions exempt from registration under the Securities Act pursuant to Rule 144A thereunder or (ii) certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The Unsecured Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

In connection with the issuances of the Unsecured Notes, the Fund entered into registration rights agreements (each, a “Registration Rights Agreement”) for the benefit of the initial purchasers of the Unsecured Notes. Pursuant to these Registration Rights Agreements, the Fund is obligated to file one or more registration statements with the SEC with respect to an offer to exchange each series of Unsecured Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to such series of Unsecured Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has become or been declared effective but in no event later than 365 days after the initial issuance of such series of Unsecured Notes. If the Fund fails to satisfy its registration obligations under each Registration Rights Agreement, it will be required to pay additional interest to the holders of the applicable Unsecured Notes.

Ares Management Capital Markets LLC (“AMCM”), an affiliate of the Fund, served as an initial purchaser in connection with certain of the Unsecured Notes the Fund issued during the year ended December 31, 2024. Under the purchase agreements the Fund entered into in connection with such issuances, AMCM received an aggregate of $628 of underwriting and advisory fees during the year ended December 31, 2024. The underwriting and advisory fees AMCM received were on terms equivalent to those of other initial purchasers.

In connection with the Unsecured Notes issued by the Fund, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Fund designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to the Fund’s interest rate swaps as of December 31, 2024 is presented below.

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.649%	March 15, 2028	$1,000,000
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.208%	August 15, 2029	$700,000
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.302%	February 15, 2030	$750,000

See Note 6 for more information on the interest rate swaps.

See Note 13 for a subsequent event relating to an additional issuance of unsecured notes.

For the year ended December 31, 2024, the components of interest expense, cash paid for interest expense and average stated interest rate, net of effect of interest rate swaps for the Unsecured Notes were as follows.

For the Year Ended December 31, 2024
Stated interest expense(1)	$49,191
Amortization of debt issuance costs	648
Accretion of discount	707
Total interest expense	$50,546
Cash paid for interest expense(1)	$51,682
Average stated interest rate, net of effect of interest rate swaps	6.95%
________________________________________

(1)Includes the impact of the interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Fund to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2024, the Fund was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

The Unsecured Notes are the Fund’s senior unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to the Fund’s existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Fund later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Fund’s subsidiaries, financing vehicles or similar facilities.

6. DERIVATIVE INSTRUMENTS

The Fund enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures.

Foreign Currency Forward Contracts

Certain information related to the Fund’s foreign currency forward derivative instruments as of December 31, 2024 and 2023 is presented below.

	As of December 31, 2024
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	NOK	910,877	$307,682	$(305,484)	Other Assets
Foreign currency forward contract		€101,075	104,738	(103,498)	Other Assets
Foreign currency forward contract		£70,493	89,788	(88,011)	Other Assets
Foreign currency forward contract		€65,111	69,497	(68,083)	Other Assets
Foreign currency forward contract	CAD	33,593	25,013	(24,034)	Other Assets
Foreign currency forward contract	CAD	30,622	21,367	(21,334)	Other Assets
Foreign currency forward contract		£28,842	36,242	(36,023)	Other Assets
Foreign currency forward contract	NOK	27,017	2,502	(2,374)	Other Assets
Foreign currency forward contract	AUD	9,518	6,165	(5,917)	Other Assets
Foreign currency forward contract	AUD	4,057	2,684	(2,520)	Other Assets
Foreign currency forward contract	NZD	2,520	1,543	(1,437)	Other Assets
Total			$667,221	$(658,715)

	As of December 31, 2023
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		£12,732	$15,697	$(15,697)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	9,518	6,165	(6,165)	Accounts payable and other liabilities
Foreign currency forward contract		€7,826	8,380	(8,380)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	1,391	1,017	(1,017)	Accounts payable and other liabilities
Total			$31,259	$(31,259)

As of December 31, 2024, the counterparties to each of the Fund’s foreign currency forward contracts were Canadian Imperial Bank of Commerce and Wells Fargo Bank, N.A. As of December 31, 2023, the counterparty to all of the Fund’s foreign currency forward contracts was Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Fund for the years ended December 31, 2024 and 2023 are in the following locations in the consolidated statement of operations:

		For the Years Ended December 31,
Derivative Instrument	Statement Location	2024	2023
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$358	$—
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions	$9,745	$(598)

Interest Rate Swaps

In connection with the Unsecured Notes, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Fund designated these interest rate swaps and the Unsecured Notes as qualifying fair value hedge accounting relationships. As of December 31, 2024, the counterparty to all of the Fund’s interest rate swaps was Wells Fargo Bank, N.A. Certain information related to the Fund’s interest rate swaps as of December 31, 2024 is presented below.

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.649%	March 15, 2028	$1,000,000
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.208%	August 15, 2029	$700,000
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.302%	February 15, 2030	$750,000

See Note 5 for more information on the Unsecured Notes. See Note 13 for a subsequent event relating to an additional interest rate swap in connection with an additional issuance of unsecured notes.

As a result of the Fund’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Fund is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net loss related to the fair value hedges was approximately $278 for the year ended December 31, 2024, which is included in “interest and credit facility fees” in the Fund’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2024 is presented below:

	As of December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap(1)	$1,000,000	March 15, 2028	$—	$(1,505)	Accounts payable and other liabilities
Interest rate swap(2)	$700,000	August 15, 2029	926	—	Other assets
Interest rate swap(3)	$750,000	February 15, 2030	—	(28,019)	Accounts payable and other liabilities
Total			$926	$(29,524)
________________________________________

(1)The liability related to the fair value of the interest rate swaps was offset by a $1,532 decrease to the carrying value of the March 2028 Notes.

(2)The asset related to the fair value of the interest rate swap was offset by a $960 increase to the carrying value of the August 2029 Notes.

(3)The liability related to the fair value of the interest rate swaps was offset by a $27,748 decrease to the carrying value of the February 2030 Notes.

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and 2023, the Fund had the following commitments to fund various revolving and delayed draw term loans:

	As of December 31,
	2024	2023
Total revolving loan commitments	$643,525	$59,388
Less: funded commitments	(112,499)	(3,020)
Total net unfunded revolving loan commitments	531,026	56,368

Total delayed draw term loan commitments	1,025,608	278,442
Less: unavailable commitments due to borrowing base or other covenant restrictions	(603)	—
Total net unfunded delayed draw term loan commitments	1,025,005	278,442
Total net unfunded revolving and delayed draw term loan commitments	$1,556,031	$334,810

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

In addition, as of December 31, 2024 and 2023, the Fund was party to subscription agreements to fund equity investment commitments as follows:

	As of December 31,
	2024	2023
Total equity commitments	$24,220	$51
Less: funded commitments	(3,407)	—
Total net unfunded equity commitments	$20,813	$51

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

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ its net asset valuation policy and procedures that have been reviewed by the Fund’s board of trustees in connection with their designation of the Fund’s investment adviser as the valuation designee that are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10 (see Note 2 for more information). Consistent with its valuation policy and procedures, the Valuation Designee will evaluate the source of inputs, including any markets in which the Fund’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for some of the investments in the Fund’s portfolio, the fair value of a portion of the Fund’s investments may be determined using unobservable inputs.

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, unfunded revolving and delayed draw loan commitments and derivatives as of December 31, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,777	$—	$—	$165,777
Restricted cash	$4,650	$—	$—	$4,650

First lien senior secured loans	$—	$5,481,780	$4,648,527	$10,130,307
Second lien senior secured loans	—	128,558	29,942	158,500
Senior subordinated loans	—	—	213,500	213,500
Corporate bonds	—	—	65,312	65,312
Collateralized loan obligations	—	—	370,985	370,985
Commercial mortgage-backed securities	—	—	29,161	29,161
Private asset-backed investments	—	—	208,357	208,357
Preferred equity	—	—	122,570	122,570
Other equity	—	—	247,144	247,144
Investments not measured at net asset value	$—	$5,610,338	$5,935,498	$11,545,836
Investments measured at net asset value(1)				3,313
Total investments				$11,549,149
Unfunded revolving and delayed draw loan commitments(2)	$—	$—	$(5,572)	$(5,572)
Derivatives:
Foreign currency forward contracts	$—	$8,506	$—	$8,506
Interest rate swaps	$—	$(28,598)	$—	$(28,598)
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

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Fund’s investments categorized within Level 3 as of December 31, 2024 and 2023. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of December 31, 2024
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$4,384,607	Yield analysis	Market yield	6.3% - 15.8%	10.0%
	263,920	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	29,942	Yield analysis	Market yield	9.6% - 16.0%	11.3%
Senior subordinated loans	213,500	Yield analysis	Market yield	8.4% - 18.3%	11.3%
Corporate bonds	40,286	Broker quotes	N/A	N/A	N/A
	25,026	Transaction cost	N/A	N/A	N/A
Collateralized loan obligations	344,155	Broker quotes	N/A	N/A	N/A
	26,830	Transaction cost	N/A	N/A	N/A
Commercial mortgage-backed securities	29,161	Broker quotes	N/A	N/A	N/A
Private asset-backed investments	99,799	Yield analysis	Market yield	2.6% - 13.8%	8.8%
	74,643	Transaction cost	N/A	N/A	N/A
	29,782	Broker quotes	N/A	N/A	N/A
	4,133	Income (other)	Constant default rate	0.0% - 10.3%	4.0%
Preferred equity	67,424	Yield analysis	Market yield	9.8% - 15.0%	12.5%
	55,146	EV market multiple analysis	EBITDA multiple	3.4x - 23.0x	18.1x
Other equity	247,144	EV market multiple analysis	EBITDA multiple	8.0x - 34.6x	12.7x
Total investments	$5,935,498
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

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2024:

As of and For the Year Ended December 31, 2024
Balance as of December 31, 2023	$1,002,343
Net realized gains	4,037
Net unrealized gains	51,957
Purchases	5,368,849
Sales	(159,181)
Repayments	(207,091)
PIK interest and dividends	24,834
Net accretion of discount on investments	10,729
Net transfers in and/or out of Level 3	(160,979)
Balance as of December 31, 2024	$5,935,498

Investments were transferred into and out of Level 3 during the year ended December 31, 2024. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of December 31, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $61,136.

For the year ended December 31, 2024, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of December 31, 2024, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations, was $52,042.

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2023:

As of and For the Year Ended December 31, 2023
Balance as of December 31, 2022	$18,744
Net realized gains	1,530
Net unrealized gains	12,321
Purchases	1,120,818
Sales	(49,553)
Repayments	(53,267)
PIK interest and dividends	1,551
Net accretion of discount on investments	2,072
Net transfers in and/or out of Level 3	(51,873)
Balance as of December 31, 2023	$1,002,343

Investments were transferred into and out of Level 3 during the year ended December 31, 2023. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of December 31, 2023, the net unrealized appreciation on the investments that use Level 3 inputs was $8,964.

For the year ended December 31, 2023, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of December 31, 2023, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations was $8,969.

The following are the carrying and fair values of the Fund’s debt obligations as of December 31, 2024 and 2023.

	As of December 31,
	2024			2023
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$489,453		$489,453	$460,325		$460,325
SG Funding Facility	861,811		861,811	250,000		250,000
SB Funding Facility	75,000		75,000	—		—
BNP Funding Facility	250,000		250,000	—		—
January 2037 CLO Notes (principal amount outstanding of $476,000 and $0, respectively)(2)	473,120	(3)	473,120	—		—
March 2028 Notes (principal amount outstanding of $1,000,000 and $0, respectively)	984,492	(3)(4)	1,000,510	—		—
August 2029 Notes (principal amount outstanding of $700,000 and $0, respectively)	687,445	(3)(4)	712,824	—		—
February 2030 Notes (principal amount outstanding of $750,000 and $0, respectively)	705,863	(3)(4)	740,565	—		—
Total	$4,527,184	(5)	$4,603,283	$710,325	(5)	$710,325
____________________________________

(1)The Revolving Credit Facility, the SG Funding Facility, the SB Funding Facility and the BNP Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Excludes the January 2037 CLO Subordinated Notes, which were retained by the Fund and, as such, eliminated in consolidation. See Note 5 for more information on the ADL CLO 3 Debt Securitization.

(3)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(4)The carrying value of the Unsecured Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Notes 5 and 6 for more information.

(5)Total principal amount of debt outstanding totaled $4,602,317 and $710,349 as of December 31, 2024 and 2023, respectively.

(6)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10.

9. NET ASSETS

The Fund has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 par value per share.

On October 6, 2022, an affiliate of the Fund’s investment adviser, as its sole initial shareholder, purchased 1 shares of the Fund’s Class I shares.

Pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $847,098 of the Fund’s Class I shares entered into between the Fund and several investors between November 2022 and ending on January 30, 2023, the Fund called an aggregate of $847,098 from October 6, 2022 through July 31, 2023, and in exchange therefore, the Fund issued approximately 32,402 Class I shares to 61 shareholders, including the investment from the Fund’s sole initial shareholder. From October 6, 2022 through December 31, 2022, the Fund called an aggregate of $148,173, and in exchange therefore, the Fund issued approximately 5,927 Class I shares. Of the $847,098 of commitments called, $698,925 were called during the year ended December 31, 2023 in exchange for approximately 26,476 Class I shares.

On August 1, 2023, the Fund held the first closing in the Offering, pursuant to its registration statement on Form N-2 (File No. 333-264145) declared effective by the SEC on April 24, 2023, as amended and supplemented. The Fund publicly offers on a continuous basis up to $7.5 billion of its Common Shares, pursuant to the Offering. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the day preceding the effective date of the monthly share purchase. Ares Wealth Management Solutions, LLC, the Fund’s intermediary manager, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. The Fund also engages in offerings of its unregistered Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act.

The following tables summarize transactions in Common Shares during the years ended December 31, 2024 and 2023, respectively:

	For the Year Ended December 31, 2024
	Shares	Amount
Class I
Subscriptions(1)	120,061	$3,288,851
Share transfers between classes	34	945
Distributions reinvested	2,510	68,786
Repurchased shares, net of early repurchase deduction	(2,127)	(58,324)
Net increase	120,478	$3,300,258
Class S
Subscriptions(1)	18,459	$504,882
Share transfers between classes	(120)	(3,298)
Distributions reinvested	376	10,308
Repurchased shares, net of early repurchase deduction	(194)	(5,298)
Net increase	18,521	$506,594
Class D
Subscriptions(1)	9,766	$267,907
Share transfers between classes	86	2,353
Distributions reinvested	115	3,164
Net increase	9,967	$273,424
Total net increase	148,966	$4,080,276

	For the Year Ended December 31, 2023
	Shares	Amount
Class I
Subscriptions	45,712	$1,218,909
Distributions reinvested	307	8,289
Repurchased shares, net of early repurchase deduction	(3)	(78)
Net increase	46,016	$1,227,120
Class S
Subscriptions	10,959	$296,150
Distributions reinvested	13	341
Net increase	10,972	$296,491
Class D
Subscriptions	1,798	$48,588
Distributions reinvested	8	222
Net increase	1,806	$48,810
Total net increase	58,794	$1,572,421
____________________________________

(1)See Note 13 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for Class I shares, Class S shares and Class D shares during the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45
July 31, 2024	$27.44	$27.44	$27.44
August 31, 2024	$27.41	$27.41	$27.41
September 30, 2024	$27.45	$27.45	$27.45
October 31, 2024	$27.49	$27.49	$27.49
November 30, 2024	$27.58	$27.58	$27.58
December 31, 2024	$27.61	$27.61	$27.61

	NAV Per Share
	Class I	Class S	Class D
January 31, 2023	$25.40	$25.40	$25.40
February 28, 2023	$25.58	$25.58	$25.58
March 31, 2023	$25.71	$25.71	$25.71
April 30, 2023	$26.12	$26.12	$26.12
May 31, 2023	$26.08	$26.08	$26.08
June 30, 2023	$26.75	$26.75	$26.75
July 31, 2023	$27.01	$27.01	$27.01
August 31, 2023	$27.08	$27.08	$27.08
September 30, 2023	$27.07	$27.07	$27.07
October 31, 2023	$26.92	$26.92	$26.92
November 30, 2023	$27.03	$27.03	$27.03
December 31, 2023	$27.22	$27.22	$27.22

	NAV Per Share
	Class I	Class S	Class D
December 31, 2022	$24.99	$24.99	$24.99

The date of the first sale of Class S shares and Class D shares was August 1, 2023.

Distributions

The Fund’s board of trustees expects to declare monthly regular distributions for each class of its Common Shares. The following tables present the monthly regular distributions that were declared and payable during the years ended December 31, 2024 and 2023:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,120
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,945
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
May 10, 2024	July 31, 2024	August 23, 2024	0.21430	24,786
May 10, 2024	August 30, 2024	September 23, 2024	0.21430	26,807
May 10, 2024	September 30, 2024	October 23, 2024	0.21430	28,955
August 13, 2024	October 31, 2024	November 22, 2024	0.21430	31,339
August 13, 2024	November 29, 2024	December 26, 2024	0.21430	34,663
August 13, 2024	December 31, 2024	January 23, 2025	0.21430	36,950
			$2.57160	$283,401

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$7,195
August 10, 2023	September 29, 2023	October 25, 2023	0.19925	8,027
August 10, 2023	October 31, 2023	November 27, 2023	0.19925	8,949
November 13, 2023	November 30, 2023	December 26, 2023	0.21430	10,153
November 13, 2023	December 29, 2023	January 25, 2024	0.21430	11,131
			$1.02635	$45,455

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
May 10, 2024	July 31, 2024	August 23, 2024	0.19454	4,462
May 10, 2024	August 30, 2024	September 23, 2024	0.19454	4,694
May 10, 2024	September 30, 2024	October 23, 2024	0.19520	4,929
August 13, 2024	October 31, 2024	November 22, 2024	0.19454	5,116
August 13, 2024	November 29, 2024	December 26, 2024	0.19515	5,416
August 13, 2024	December 31, 2024	January 23, 2025	0.19444	5,735
			$2.33898	$50,450

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.17975	$430
August 10, 2023	September 29, 2023	October 25, 2023	0.18033	917
August 10, 2023	October 31, 2023	November 27, 2023	0.17971	1,214
November 13, 2023	November 30, 2023	December 26, 2023	0.19549	1,747
November 13, 2023	December 29, 2023	January 25, 2024	0.19479	2,137
			$0.93007	$6,445

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	529
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	644
May 10, 2024	July 31, 2024	August 23, 2024	0.20849	728
May 10, 2024	August 30, 2024	September 23, 2024	0.20849	1,025
May 10, 2024	September 30, 2024	October 23, 2024	0.20868	1,585
August 13, 2024	October 31, 2024	November 22, 2024	0.20849	1,880
August 13, 2024	November 29, 2024	December 26, 2024	0.20867	2,239
August 13, 2024	December 31, 2024	January 23, 2025	0.20846	2,454
			$2.50320	$13,237

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
June 30, 2023	August 31, 2023	September 25, 2023	$0.19351	$134
August 10, 2023	September 29, 2023	October 25, 2023	0.19369	228
August 10, 2023	October 31, 2023	November 27, 2023	0.19350	235
November 13, 2023	November 30, 2023	December 26, 2023	0.20877	292
November 13, 2023	December 29, 2023	January 25, 2024	0.20856	377
			$0.99803	$1,266

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See Note 13 for subsequent events relating to regular distributions declared by the Fund’s board of trustees.

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

Share Repurchase Program

The Fund has commenced a share repurchase program, pursuant to which the Fund intends to offer to repurchase, at the discretion of the Fund’s board of trustees, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. The Fund’s board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in its best interest and the best interest of its common shareholders. As a result, share repurchases may not be available each quarter, or at all. The Fund conducts any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. All of the Fund’s common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by the Fund, pursuant to the terms of each tender offer, will be retired and thereafter will be authorized and unissued shares.

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

The plan adopted by the Fund pursuant to Rule 18f-3 under the Investment Company Act so that the Fund may issue multiple classes of Common Shares (the “Multiple Class Plan”) provides that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through the Fund’s distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold the Fund's Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder's Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. Prior to May 8, 2024, the Fund could only waive the Early Repurchase Deduction in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

During the year ended December 31, 2024, pursuant to tender offers, the Fund repurchased approximately 2,127 Class I shares and 194 Class S shares for a total value of $58,324 and $5,298, respectively, which is net of the Early Repurchase Deduction. No Class D shares were repurchased during the year ended December 31, 2024. During the year ended December 31, 2023, pursuant to tender offers, the Fund repurchased approximately 3 Class I shares for a total value of $78. No Class S shares and Class D shares were repurchased during the year ended December 31, 2023. The following tables present the share repurchases completed during the years ended December 31, 2024 and 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 29, 2024	387	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	5	0.01%	June 20, 2024	$27.39	$132	—
August 31, 2024	134	0.09%	September 20, 2024	$27.41	$3,623	—
November 30, 2024	1,795	0.90%	December 20, 2024	$27.58	$49,491	—

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share (2)	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
November 30, 2023	3	0.01%	December 20, 2023	$27.03	$78	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

10. INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Fund’s shareholders as distributions are reported as ordinary income, capital gains, or a combination thereof. Distributions paid to shareholders for the years ended December 31,

2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022 were taxable as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Ordinary income	$347,088	$53,166	$—
Capital gains	—	—	—
Total (1)	$347,088	$53,166	$—
_______________________________________________________________________________

(1)For the years ended December 31, 2024 and 2023, the percentage of total distributions paid that constituted interest-related distributions was 92.4% and 100%.

The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
	(Estimated)(1)
Net increase (decrease) in net assets resulting from operations	$406,116	$94,039	$(74)
Adjustments:
Net unrealized losses (gains) on investments and foreign currency transactions	(54,072)	(20,526)	310
Income not currently taxable (2)	(4,749)	(277)	—
Income for tax but not book	809	—	—
Expenses not currently deductible	10,739	3,868	—
Taxable income	$358,843	$77,104	$236
_______________________________________________________________________________

(1)The calculation of estimated 2024 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2024 U.S. federal taxable income will not be finally determined until the Fund’s 2024 U.S. federal tax return is filed in 2025 (and, therefore, such estimate is subject to change).

(2)Includes a reduction for dividend income from preferred equity that is not taxable until collected totaling $4,134 and $277, respectively, for the years ended December 31, 2024 and 2023. There was no reduction for dividend income from preferred equity that is not taxable until collected for the period from December 5, 2022 (commencement of operations) to December 31, 2022.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

For the year ended December 31, 2024, the Fund estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Fund has elected to carry forward the excess for distributions to shareholders in 2025. The amount carried forward to 2025 is estimated to be approximately $35,930, of which $33,662 is ordinary income and $2,268 is long term capital gains, although these amounts will not be finalized until the 2024 tax returns are filed in 2025. For the year ended December 31, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, the Fund had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Fund elected to carry forward the excess for distribution to shareholders in 2024 and 2023, respectively. The amount carried forward to 2024 and 2023 were $24,164 and $236, respectively. To the extent that the Fund determines that its estimated current year annual taxable income will exceed its estimated current year distributions from such taxable income, the Fund accrues excise tax on estimated excess taxable income. For the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, a net expense of $787, $944 and $9, respectively, was recorded for U.S. federal excise tax.

The Fund may adjust the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of net assets and have no effect on total net assets. For the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, permanent differences were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Accumulated undistributed earnings	$—	$762	$—
Paid in capital	$—	$(762)	$—

As of December 31, 2024 and 2023, the estimated cost basis of investments for U.S. federal tax purposes and the estimated gross unrealized appreciation and depreciation are as follows:

	As of December 31,
	2024	2023
Gross unrealized appreciation	$194,093	$24,276
Gross unrealized depreciation	(126,983)	(3,502)
Net unrealized appreciation (depreciation)	$67,110	$20,774

Estimated cost basis of investments	$11,485,299	$2,556,784

Certain of the Fund’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, the Fund did not record a tax expense for these subsidiaries.

11. FINANCIAL HIGHLIGHTS AND SENIOR SECURITIES

The following is a schedule of financial highlights as of and for the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022:

	As of and For the Year Ended December 31, 2024
	Class I	Class S	Class D
Per Share Data:
Net asset value at beginning of period	$27.22	$27.22	$27.22
Net investment income for period(1)	2.40	2.17	2.33
Net realized and unrealized gains for period(1)	0.56	0.56	0.56
Net increase in net assets resulting from operations	2.96	2.73	2.89
Distributions from net investment income	(2.57)	(2.34)	(2.50)
Total increase in net assets	0.39	0.39	0.39
Net asset value at end of period	$27.61	$27.61	$27.61
Total return based on net asset value(2)	10.64%	9.85%	10.41%
Shares outstanding at end of period	172,421	29,493	11,773
Ratio/Supplemental Data:
Net assets at end of period	$4,761,183	$814,414	$325,099
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.95%	7.76%	7.41%
Ratio of operating expenses (including expense support) to average net assets(3)	5.97%	6.77%	6.44%
Ratio of net investment income to average net assets(3)(5)	8.80%	7.95%	8.54%
Portfolio turnover rate(3)	47%	47%	47%

	As of and For the Year Ended December 31, 2023
	Class I	Class S(6)	Class D(6)
Per Share Data:
Net asset value, beginning of period	$24.99	$27.01	$27.01
Net investment income for period(1)	2.41	0.84	0.90
Net realized and unrealized gains for period(1)	0.85	0.30	0.31
Net increase in net assets	3.26	1.14	1.21
Distributions to shareholders(2)	(1.03)	(0.93)	(1.00)
Total increase in net assets	2.23	0.21	0.21
Net asset value, end of period	$27.22	$27.22	$27.22
Total return based on net asset value(2)	13.03%	4.22%	4.47%
Shares outstanding, end of period	51,943	10,972	1,806
Ratio/Supplemental Data:
Net assets, end of period	$1,413,632	$298,608	$49,152
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	7.52%	7.52%	6.78%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	5.15%	5.57%	4.57%
Ratio of net investment income to average net assets(3)(5)	9.21%	7.38%	7.95%
Portfolio turnover rate(3)	68%	68%	68%

As of and For the Period from December 5, 2022 (Commencement of Operations) to December 31, 2022
Class I
Per Share Data:
Net asset value at beginning of period	$25.00
Net investment income for period(1)	0.03
Net realized and unrealized losses for period(1)	(0.04)
Net decrease in net assets resulting from operations	(0.01)
Net asset value at end of period	$24.99
Total return based on net asset value(2)	(0.05)%
Shares outstanding at end of period	5,927
Ratio/Supplemental Data:
Net assets at end of period	$148,098
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.71%
Ratio of operating expenses (including expense support) to average net assets(3)	—%
Ratio of net investment income to average net assets(3)(5)	1.73%
Portfolio turnover rate(3)	80%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the years ended December 31, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, the ratio of operating expenses to average net assets consisted of the following:

	For the Year Ended December 31, 2024
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.43	1.43	1.43
Interest and credit facility fees	3.79	3.75	4.00
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.48	0.48	0.48
Total operating expenses	6.95%	7.76%	7.41%

	For the Year Ended December 31, 2023
	Class I	Class S(6)	Class D(6)
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.43	1.53	1.47
Interest and credit facility fees	3.32	2.86	2.74
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	1.52	1.03	1.07
Total operating expenses	7.52%	7.52%	6.78%

For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Class I
Base management fee	1.23%
Income based fee and capital gains incentive fee	—
Interest and credit facility fees	1.12
Organization costs	0.53
Other operating expenses	3.83
Total operating expenses	6.71%
(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

(6)The date of the first sale of Class S shares and Class D shares was August 1, 2023.

The following information about the Fund’s senior securities as of the periods indicated is shown in the table below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2024	$489,506	$2,266	—	N/A
Fiscal 2023	460,349	3,480	—	N/A
Fiscal 2022	—	—	—	N/A
SG Funding Facility
Fiscal 2024	$861,811	$2,266	—	N/A
Fiscal 2023	250,000	3,480	—	N/A
SB Funding Facility
Fiscal 2024	$75,000	$2,266	—	N/A
BNP Funding Facility
Fiscal 2024	$250,000	$2,266	—	N/A
January 2037 CLO Notes
Fiscal 2024	$476,000	$2,266	—	N/A
March 2028 Notes
Fiscal 2024	$1,000,000	$2,266	—	N/A
August 2029 Notes
Fiscal 2024	$700,000	$2,266	—	N/A
February 2030 Notes
Fiscal 2024	$750,000	$2,266	—	N/A
_______________________________________________________________________________
(1)Total amount of each class of senior securities outstanding at principal value at the end of the period presented.

(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Fund’s consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit”.

(3)The amount to which such class of senior security would be entitled upon the Fund’s involuntary liquidation in preference to any security junior to it. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)Not applicable because the securities are not registered for public trading on a stock exchange.

12. SEGMENT REPORTING

The Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Fund’s co-chief executive officers, chief financial officer and chief operating officer and the CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the year ended December 31, 2024, except as discussed below.

In January 2025, the Fund issued $750,000 in aggregate principal amount of unsecured notes that mature on March 21, 2032 and bear interest at a rate of 6.200% per annum (the “March 2032 Notes”). The March 2032 Notes were sold to initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for the resale by such initial purchasers to (i) qualified institutional buyers in transactions exempt from registration under the Securities Act pursuant to Rule 144A thereunder or (ii) certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The March 2032 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The March 2032 Notes pay interest semi-annually and all principal is due upon maturity. The March 2032 Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the March 2032 Notes, and any accrued and unpaid interest.

Concurrent with the issuance of the March 2032 Notes, the Fund entered into a Registration Rights Agreement (the “March 2032 Notes Registration Rights Agreement”) for the benefit of the initial purchasers of the March 2032 Notes. Pursuant to the March 2032 Notes Registration Rights Agreement, the Fund is obligated to file a registration statement with the SEC with respect to an offer to exchange the March 2032 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2032 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than January 21, 2026. Alternatively, in accordance with the terms of the March 2032 Notes Registration Rights Agreement, the Fund may consummate such exchange offer through the use of an existing registration statement. If the Fund fails to satisfy its registration obligations under the March 2032 Notes Registration Rights Agreement, it will be required to pay additional interest to the holders of the March 2032 Notes.

In connection with the March 2032 Notes, the Fund entered into an interest rate swap for a total notional amount of $750,000 that matures on March 21, 2032 to more closely align the interest rate of such liability with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap, the Fund receives a fixed interest rate of 6.200% and pays a floating interest rate based on one-month SOFR plus 1.829%.

Effective January 1, 2025, the Fund issued and sold approximately 19,735 Common Shares (consisting of 15,212 Class I shares, 2,310 Class S shares and 2,213 Class D shares at an offering price of $27.61 per share for each class of share), and received approximately $544,883 as payment for such shares.

Effective February 1, 2025, the Fund issued and sold approximately 20,117 Common Shares (consisting of 16,424 Class I shares, 1,447 Class S shares and 2,246 Class D shares at an offering price of $27.60 per share for each class of share), and received approximately $555,237 as payment for such shares.

The Fund received approximately $490,816 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective March 1, 2025. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of February 2025 (the “February NAV”), which is generally expected to be available within 20 business days after March 1, 2025. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the February

NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, March 1, 2025.

As previously disclosed, on November 8, 2024, the Fund announced the declaration of regular monthly gross distributions for February and March 2025. On March 10, 2025, the Fund announced the declaration of regular monthly gross distributions for April, May and June 2025, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
February 28, 2025	March 25, 2025	$0.21430	$0.21430	$0.21430
March 31, 2025	April 23, 2025	$0.21430	$0.21430	$0.21430
April 30, 2025	May 22, 2025	$0.21430	$0.21430	$0.21430
May 30, 2025	June 25, 2025	$0.21430	$0.21430	$0.21430
June 30, 2025	July 23, 2025	$0.21430	$0.21430	$0.21430
______________________________________________________________________________

(1)The distributions for each class of the Fund’s Common Shares will be paid on or about the payment dates above.

These distributions will be paid in cash or reinvested in the Common Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions received by shareholders of each of Class S shares and Class D shares will be equal to the gross distributions in the table above, less specific shareholder servicing and/or distribution fees applicable to such class of the Fund’s Common Shares as of their respective record dates. Class I shares have no shareholder servicing and/or distribution fees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES STRATEGIC INCOME FUND

By:	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer and Trustee
Date: March 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chairman of the Board of Trustees and Trustee
Date: March 10, 2025

By:	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 10, 2025

By:	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 10, 2025

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: March 10, 2025

By:	/s/ PAUL CHO
Paul Cho Chief Accounting Officer (Principal Accounting Officer)
Date: March 10, 2025

By:	/s/ SANDRA R. ANCELEITZ
Sandra R. Anceleitz Trustee
Date: March 10, 2025

By:	/s/ ANN TORRE BATES
Ann Torre Bates Trustee
Date: March 10, 2025

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Trustee
Date: March 10, 2025

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Trustee
Date: March 10, 2025