Form 10-Q
period 2025-03-31
ARES STRATEGIC INCOME FUND
filed 2025-05-14
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The number of the Registrant’s common shares, $0.01 par value per share, outstanding as of May 12, 2025 was 235,326,226, 37,055,377 and 20,459,561 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$13,559,862	$11,462,556
Non-controlled affiliate company investments	95,223	86,593
Total investments at fair value (amortized cost of $13,619,335 and $11,482,053, respectively)	13,655,085	11,549,149
Cash and cash equivalents	175,428	165,777
Restricted cash	35,830	4,650
Interest receivable	85,601	110,917
Receivable for open trades	273,275	254,059
Other assets	105,711	65,362
Total assets	$14,330,930	$12,149,914
LIABILITIES
Debt	$5,253,101	$4,527,184
Base management fee payable	7,907	6,272
Income based fee payable	19,486	15,830
Capital gains incentive fee payable	6,575	13,324
Interest and facility fees payable	41,361	58,448
Payable for open trades	1,176,056	1,537,150
Secured borrowing	247,807	—
Accounts payable and other liabilities	78,415	45,218
Distribution payable	57,483	45,138
Distribution and servicing fee payable	807	654
Total liabilities	6,888,998	6,249,218
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 272,002 and 213,687 common shares issued and outstanding, respectively	2,720	2,137
Capital in excess of par value	7,404,877	5,797,967
Accumulated undistributed earnings	34,335	100,592
Total net assets	7,441,932	5,900,696
Total liabilities and net assets	$14,330,930	$12,149,914

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$5,972,295	$4,761,183
Common shares outstanding ($0.01 par value, unlimited shares authorized)	218,287	172,421
Net asset value per share	$27.36	$27.61
Class S Shares:
Net assets	$965,307	$814,414
Common shares outstanding ($0.01 par value, unlimited shares authorized)	35,282	29,493
Net asset value per share	$27.36	$27.61
Class D Shares:
Net assets	$504,330	$325,099
Common shares outstanding ($0.01 par value, unlimited shares authorized)	18,433	11,773
Net asset value per share	$27.36	$27.61

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$253,206	$75,406
Dividend income	3,195	483
Other income	7,016	1,794
Total investment income from non-controlled/non-affiliate company investments	263,417	77,683
From non-controlled affiliate company investments:
Interest income	1,921	—
Other income	37	—
Total investment income from non-controlled affiliate company investments	1,958	—
Total investment income	265,375	77,683
EXPENSES:
Interest and credit facility fees	82,945	17,412
Base management fee	21,409	6,649
Income based fee	19,486	6,051
Capital gains incentive fee	(6,749)	1,383
Offering expenses	472	1,792
Shareholder servicing and distribution fees
Class S	1,935	822
Class D	276	40
Administrative and other fees	1,670	1,332
Other general and administrative	2,828	1,864
Total expenses	124,272	37,345
Expense support (Note 3)	(10,436)	(5,969)
Expense support recoupment (Note 3)	2,884	—
Net expenses	116,720	31,376
NET INVESTMENT INCOME BEFORE INCOME TAXES	148,655	46,307
Income tax expense, including excise tax	165	228
NET INVESTMENT INCOME	148,490	46,079
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	4,033	3,082
Non-controlled affiliate company investments	1	—
Foreign currency transactions	1,273	(122)
Net realized gains	5,307	2,960
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(33,736)	7,375
Non-controlled affiliate company investments	1,791	—
Foreign currency transactions	(27,324)	729
Net unrealized (losses) gains	(59,269)	8,104
Net realized and unrealized (losses) gains on investments and foreign currency transactions	(53,962)	11,064
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$94,528	$57,143

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	8.54%	SOFR (Q)	4.25%		08/2028		$32,230.8	$32,129.2	$32,199.6	(2)(7)
Actfy Buyer, Inc. (10)	First lien senior secured loan	9.32%	SOFR (M)	5.00%		05/2031		29,850.0	29,331.2	29,850.0	(2)(7)(12)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (10)	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		07/2030		20,709.9	20,358.7	20,709.9	(2)(5)(7)(12)
	Limited partnership interest				10/2023		100,000		110.5	135.6	(2)(5)(12)
									20,469.2	20,845.5
Adonis Bidco Inc. (10)	First lien senior secured loan	10.05% (3.00% PIK)	SOFR (Q)	5.75%		02/2032		106,465.2	104,371.0	105,400.6	(2)(7)(12)
AI Titan Parent, Inc. (10)	First lien senior secured loan	9.07%	SOFR (M)	4.75%		08/2031		53,245.3	52,757.6	52,712.8	(2)(7)(12)
Applied Systems, Inc.	First lien senior secured loan	7.05%	SOFR (Q)	2.75%		02/2031		25,872.5	25,903.3	25,849.5	(2)
Aptean, Inc. and Aptean Acquiror Inc. (10)	First lien senior secured loan	9.56%	SOFR (Q)	5.25%		01/2031		39,676.7	39,363.2	39,676.7	(2)(7)(12)
Artifact Bidco, Inc. (10)	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		07/2031		24,848.9	24,624.6	24,848.9	(2)(7)(12)
Asurion, LLC	First lien senior secured loan	7.69%	SOFR (M)	3.25%		12/2026		26,057.7	26,052.0	26,004.8	(2)
	First lien senior secured loan	7.69%	SOFR (M)	3.25%		07/2027		8,847.0	8,823.0	8,769.6	(2)
									34,875.0	34,774.4
BCPE Pequod Buyer, Inc. (10)	First lien senior secured loan	7.79%	SOFR (Q)	3.50%		11/2031		12,543.0	12,481.9	12,493.7	(2)
BCTO Ignition Purchaser, Inc.	Senior subordinated loan	12.79% PIK	SOFR (Q)	8.50%		10/2030		18,642.9	18,310.1	18,642.9	(2)(7)(12)
	Senior subordinated loan	11.79%	SOFR (Q)	7.50%		10/2030		10,632.9	10,422.8	10,632.9	(2)(7)(12)
									28,732.9	29,275.8
BEP Intermediate Holdco, LLC	First lien senior secured loan	7.57%	SOFR (M)	3.25%		04/2031		23,310.5	23,348.0	23,310.5	(2)(12)
Bizzdesign Holding BV	First lien senior secured loan	8.86%	Euribor (Q)	6.50%		10/2031		2,974.1	2,817.6	2,974.1	(2)(5)(7)(12)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2030		13,203.2	12,957.7	13,203.2	(2)(7)(12)
	Class A-1 units				06/2023		113,541		113.5	99.7	(12)
									13,071.2	13,302.9
Boost Newco Borrower, LLC	First lien senior secured loan	6.30%	SOFR (Q)	2.00%		01/2031		31,847.1	31,888.2	31,598.4	(2)
CBTS Borrower, LLC and CBTS TopCo, L.P. (10)	First lien senior secured loan	14.50% PIK	SOFR (Q)	10.00%		12/2030		7,982.2	7,618.3	7,583.1	(2)(7)(12)
	Series A-2 preferred shares				12/2024		1,200,000		1,200.0	1,200.0	(2)(12)
									8,818.3	8,783.1
CCC Intelligent Solutions Inc.	First lien senior secured loan	6.32%	SOFR (M)	2.00%		01/2032		20,650.0	20,683.6	20,598.4	(2)(5)(7)
Central Parent Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		07/2029		13,579.8	12,624.6	11,620.9	(2)
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (10)	First lien senior secured revolving loan					04/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	10.57% (3.38% PIK)	SOFR (M)	6.25%		04/2030		39,010.1	38,218.9	39,010.1	(2)(7)(12)
	Series A preferred stock	15.00% PIK			04/2024		22,759		25,538.4	26,221.1	(2)(12)
									63,757.3	65,231.2
Clearwater Analytics, LLC	First lien senior secured loan	6.55%	SOFR (S)	2.25%		02/2032		6,312.1	6,312.1	6,280.6	(5)(12)
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	7.80%	SOFR (B)	3.50%		03/2029		69,153.7	67,941.7	68,446.3	(2)(7)
	First lien senior secured loan	8.05%	SOFR (B)	3.75%		03/2031		59,130.9	59,015.6	58,497.6	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured notes	8.25%				06/2032		100.0	100.0	101.6	(2)
	Second lien senior secured notes	9.00%				09/2029		13,100.0	13,100.0	13,048.3	(2)
									140,157.3	140,093.8
Clubessential, LLC	First lien senior secured loan	7.80%	SOFR (S)	3.50%		02/2032		16,721.6	16,692.8	16,627.6
Conservice Midco, LLC	First lien senior secured loan	7.32%	SOFR (M)	3.00%		05/2030		51,304.3	51,341.5	50,984.7	(2)
Coupa Holdings, LLC and Coupa Software Incorporated (10)	First lien senior secured loan	9.54%	SOFR (Q)	5.25%		02/2030		4,555.7	4,475.7	4,555.7	(2)(7)(12)
Databricks, Inc. (10)	First lien senior secured loan	8.82%	SOFR (M)	4.50%		01/2031		87.8	87.4	88.0	(2)(12)
Diligent Corporation (10)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.31%	SOFR (Q)	5.00%		08/2030		20,988.5	20,854.2	20,988.5	(2)(7)(12)
									20,854.2	20,988.5
DriveCentric Holdings, LLC (10)	First lien senior secured loan	9.07%	SOFR (Q)	4.75%		08/2031		16,646.0	16,494.5	16,479.6	(2)(7)(12)
E2Open, LLC	First lien senior secured loan	7.94%	SOFR (M)	3.50%		02/2028		19,178.3	19,165.0	19,122.4	(5)(7)
Echo Purchaser, Inc. (10)	First lien senior secured loan	9.82%	SOFR (M)	5.50%		11/2029		28,143.6	27,705.2	28,143.6	(2)(7)(12)
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (10)	First lien senior secured loan	9.06%	SOFR (M)	4.75%		09/2031		116,367.5	115,298.0	116,367.5	(2)(7)(12)
	Preferred units	12.50% PIK			09/2024		304		3,098.9	3,159.7	(2)(12)
	Class A common units				09/2024		261		261.0	273.1	(2)(12)
									118,657.9	119,800.3
Edmunds Govtech, Inc. (10)	First lien senior secured revolving loan	8.30%	SOFR (Q)	4.00%		02/2030		301.4	296.5	301.4	(2)(7)(12)
	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		02/2031		3,669.0	3,585.9	3,669.0	(2)(7)(12)
									3,882.4	3,970.4
Einstein Parent, Inc. (10)	First lien senior secured loan	10.79%	SOFR (Q)	6.50%		01/2031		16,100.7	15,788.9	15,778.7	(2)(7)(12)
Ensono, Inc.	First lien senior secured loan	8.44%	SOFR (M)	4.00%		05/2028		37,249.5	37,028.1	36,638.2	(2)(7)
Epicor Software Corporation	First lien senior secured loan	7.07%	SOFR (M)	2.75%		05/2031		43,383.4	43,337.5	43,238.1	(2)(7)
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT (10)	First lien senior secured loan	9.07%	SOFR (M)	4.75%		01/2032		65,943.0	65,248.8	65,225.0	(2)(7)(12)
Evercommerce Solutions Inc.	First lien senior secured loan	6.82%	SOFR (M)	2.50%		07/2028		1,459.6	1,459.6	1,453.2	(5)(7)
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (10)	First lien senior secured loan	11.43%	SOFR (S)	7.25%		09/2029		22,423.9	22,089.8	22,423.9	(2)(5)(7)(12)
Genesys Cloud Services Holdings II, LLC	First lien senior secured loan	6.82%	SOFR (M)	2.50%		01/2032		39,815.5	39,707.6	39,342.9	(2)
Goldeneye Parent, LLC (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		03/2032		18,431.4	18,339.3	18,339.2	(2)(7)(12)
Guidepoint Security Holdings, LLC (10)	First lien senior secured loan	10.32%	SOFR (M)	6.00%		10/2029		6,054.8	5,963.6	6,054.8	(2)(7)(12)
	First lien senior secured loan	10.32%	SOFR (M)	6.00%		10/2029		2,158.8	2,128.1	2,158.8	(7)(12)
									8,091.7	8,213.6
Hakken Midco B.V. (10)	First lien senior secured loan	9.85%	Euribor (S)	7.25%		07/2030		4,942.8	4,897.7	4,827.0	(2)(5)(7)(12)
Hyland Software, Inc. (10)	First lien senior secured revolving loan					09/2029		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.32%	SOFR (M)	5.00%		09/2030		23,598.3	23,320.9	23,598.3	(2)(7)(12)
									23,320.9	23,598.3
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Icefall Parent, Inc. (10)	First lien senior secured loan	10.79%	SOFR (Q)	6.50%		01/2030		11,140.8	10,960.8	11,140.8	(7)(12)
ID.me, LLC (10)	First lien senior secured loan	10.25%				01/2031		66,776.3	59,663.1	59,430.9	(2)(12)
	Warrant to purchase common stock				01/2025	01/2035	4,329,474		6,009.0	6,009.0	(2)(12)
									65,672.1	65,439.9
Idera, Inc.	First lien senior secured loan	7.79%	SOFR (Q)	3.50%		03/2028		12,246.4	12,081.7	11,303.1	(2)(7)
IGT Holding IV AB	First lien senior secured loan	7.80%	SOFR (S)	3.50%		08/2031		7,000.0	6,982.5	7,000.0	(5)(12)
Imprivata, Inc.	First lien senior secured loan	7.79%	SOFR (Q)	3.50%		12/2027		21,231.6	21,310.3	21,202.1	(2)(7)
Instructure Holdings, INC.	First lien senior secured loan	7.32%	SOFR (Q)	3.00%		11/2031		38,595.2	38,603.9	38,272.5	(2)(5)
	First lien senior secured loan	9.32%	SOFR (Q)	5.00%		11/2032		869.0	879.7	867.9	(2)(5)
									39,483.6	39,140.4
Internet Truckstop Group LLC (10)	First lien senior secured loan	9.95%	SOFR (Q)	5.50%		04/2027		33,285.0	33,044.3	33,285.0	(2)(7)(12)
Leia Finco US LLC	First lien senior secured loan	7.54%	SOFR (Q)	3.25%		10/2031		8,355.8	8,310.9	8,261.8	(2)(5)
	Second lien senior secured loan	9.54%	SOFR (Q)	5.25%		10/2032		10,962.0	10,769.9	10,764.2	(2)(5)
									19,080.8	19,026.0
Magellan Topco (10)	First lien senior secured loan	9.14%	Euribor (Q)	6.25%		10/2031		901.2	880.2	901.2	(2)(5)(7)(12)
Marcel Bidco LLC	First lien senior secured loan	7.81%	SOFR (M)	3.50%		11/2030		11,541.4	11,496.5	11,555.8	(2)(5)(7)(12)
McAfee Corp.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		03/2029		30,297.2	29,928.9	28,865.6	(2)(7)
Mermaid Bidco Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		07/2031		21,748.4	21,764.1	21,734.9	(2)
Metatiedot Bidco OY and Metatiedot US, LLC (10)	First lien senior secured loan	8.00%	Euribor (Q)	5.50%		11/2031		6,800.0	6,531.8	6,682.4	(2)(5)(7)(12)
	First lien senior secured loan	9.81%	SOFR (Q)	5.50%		11/2031		4,671.9	4,605.2	4,601.8	(2)(5)(7)(12)
									11,137.0	11,284.2
MH Sub I, LLC	First lien senior secured loan	8.57%	SOFR (M)	4.25%		05/2028		19,633.0	19,634.5	18,565.6	(7)
	First lien senior secured loan	8.57%	SOFR (M)	4.25%		12/2031		15,711.9	15,386.3	14,372.0	(2)(7)
									35,020.8	32,937.6
Mitchell International, Inc.	First lien senior secured loan	7.57%	SOFR (M)	3.25%		06/2031		9,950.0	9,904.1	9,821.8	(7)
	Second lien senior secured loan	9.57%	SOFR (M)	5.25%		06/2032		38,234.5	37,950.5	37,144.8	(2)(7)
									47,854.6	46,966.6
Netsmart, Inc. and Netsmart Technologies, Inc. (10)	First lien senior secured loan	9.27% (2.70% PIK)	SOFR (M)	4.95%		08/2031		79,157.6	78,446.1	79,157.6	(2)(7)(12)
North Star Acquisitionco, LLC and Toucan Bidco Limited (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		05/2029		12,539.8	12,488.6	12,537.8	(2)(5)(7)(12)
	First lien senior secured loan	9.31%	NIBOR (Q)	4.75%		05/2029		2,550.5	2,430.8	2,550.5	(2)(5)(12)
	First lien senior secured loan	9.21%	SONIA (Q)	4.75%		05/2029		2,286.6	2,235.0	2,285.7	(2)(5)(7)(12)
									17,154.4	17,374.0
Particle Luxembourg S.a.r.l.	First lien senior secured loan	8.08%	SOFR (M)	3.75%		03/2031		12,496.4	12,526.2	12,512.1	(2)(5)
PCMI Parent, LLC and PCMI Ultimate Holdings, LP (10)	First lien senior secured loan	9.79%	SOFR (Q)	5.50%		03/2032		22,202.1	21,981.6	22,091.1	(2)(7)(12)
	Class A units	9.00% PIK			03/2025		1,063		1,067.5	1,063.0	(2)(12)
	Class B units				03/2025		253,114		—	—	(12)
									23,049.1	23,154.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Planview Parent, Inc.	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		12/2027		32,499.9	32,501.7	32,109.9	(2)
Polaris Newco, LLC	First lien senior secured loan	8.30%	SOFR (Q)	3.75%		06/2028		35,200.9	34,715.5	33,630.2	(2)(7)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	First lien senior secured loan	7.55%	SOFR (S)	3.25%		10/2030		25,950.8	25,941.9	25,875.0	(7)
Project Boost Purchaser, LLC	First lien senior secured loan	7.30%	SOFR (Q)	3.00%		07/2031		49,645.0	49,575.1	49,326.8	(2)
	Second lien senior secured loan	9.55%	SOFR (Q)	5.25%		07/2032		2,961.9	2,956.9	2,958.2	(2)
									52,532.0	52,285.0
Proofpoint, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		08/2028		106,188.2	106,254.7	105,757.1	(2)(7)
PushPay USA Inc.	First lien senior secured loan	8.30%	SOFR (Q)	4.00%		08/2031		34,260.1	34,248.1	34,260.1	(2)
QBS Parent, Inc. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		11/2031		13,431.2	13,367.9	13,364.0	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		11/2031		1,242.2	1,236.1	1,236.0	(7)(12)
									14,604.0	14,600.0
Qualtrics Acquireco, LLC	First lien senior secured loan	6.55%	SOFR (Q)	2.25%		06/2030		7,993.3	7,993.3	7,933.4	(2)(12)
RealPage, Inc.	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		04/2028		33,000.0	32,846.1	32,963.4	(2)(7)
	First lien senior secured loan	7.56%	SOFR (Q)	3.00%		04/2028		24,764.9	24,586.5	24,409.0	(2)(7)
									57,432.6	57,372.4
Rocket Software, Inc.	First lien senior secured loan	8.57%	SOFR (M)	4.25%		11/2028		10,484.3	10,518.9	10,446.4	(2)(7)
Runway Bidco, LLC (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		12/2031		1,946.5	1,927.8	1,927.0	(2)(7)(12)
Sapphire Software Buyer, Inc. (10)	First lien senior secured loan	9.72% (3.00% PIK)	SOFR (S)	5.50%		09/2031		47,689.5	47,253.4	47,212.6	(2)(7)(12)
Sedgwick Claims Management Services, Inc.	First lien senior secured loan	7.31%	SOFR (Q)	3.00%		07/2031		50,256.7	50,235.3	50,068.2	(2)
Severin Acquisition, LLC (10)	First lien senior secured revolving loan	9.07%	SOFR (M)	4.75%		10/2031		2,221.8	2,084.3	2,221.8	(2)(7)(12)
	First lien senior secured loan	9.32% (2.25% PIK)	SOFR (M)	5.00%		10/2031		114,255.1	113,111.3	114,255.1	(2)(7)(12)
									115,195.6	116,476.9
Sophia, L.P.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		10/2029		33,519.1	33,437.2	33,429.2	(2)(7)
	Second lien senior secured loan	9.07%	SOFR (M)	4.75%		11/2032		5,764.7	5,750.9	5,841.5	(2)(7)
									39,188.1	39,270.7
Spaceship Purchaser, Inc. (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		10/2031		104,275.0	103,300.3	103,232.2	(2)(7)(12)
Spark Purchaser, Inc. (10)	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		04/2031		17,210.8	16,915.7	17,210.8	(2)(7)(12)
Superman Holdings, LLC (10)	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		08/2031		47,706.2	47,495.9	47,706.2	(2)(7)(12)
Switch BBF, LLC	Private asset-backed investment	11.91%	SOFR (S)	7.17%		08/2027		2,487.4	2,487.4	2,487.4	(2)(12)
Tenable Holdings, Inc.	First lien senior secured loan	7.19%	SOFR (M)	2.75%		07/2028		5,360.8	5,362.8	5,354.1	(2)(5)(7)
Transit Technologies LLC (10)	First lien senior secured loan	9.15%	SOFR (S)	4.75%		08/2031		12,172.3	12,054.6	12,172.3	(2)(7)(12)
UserZoom Technologies, Inc.	First lien senior secured loan	11.80%	SOFR (Q)	7.50%		04/2029		634.4	622.1	634.4	(2)(7)(12)
Vamos Bidco, Inc. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		01/2032		15,109.6	14,962.1	14,958.5	(2)(7)(12)
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		08/2031		52,295.2	51,788.5	52,295.2	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Partnership units				08/2024		1,807,000		1,810.8	1,967.8	(2)(12)
									53,599.3	54,263.0
Viper Bidco, Inc. (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		11/2031		14,891.4	14,750.1	14,742.4	(2)(7)(12)
	First lien senior secured loan	9.46%	SONIA (Q)	5.00%		11/2031		8,888.2	8,594.6	8,799.3	(2)(7)(12)
									23,344.7	23,541.7
VS Buyer, LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		04/2031		7,542.6	7,526.2	7,533.1	(2)
Wellington Bidco Inc. and Wellington TopCo LP (10)	First lien senior secured revolving loan	9.05%	SOFR (Q)	4.75%		06/2030		1,189.7	1,114.8	1,189.7	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2030		51,335.3	50,892.3	51,335.3	(2)(7)(12)
	Class A-2 preferred units				06/2024		2,106,000		2,203.3	2,593.5	(2)(12)
									54,210.4	55,118.5
ZocDoc, Inc.	First lien senior secured loan	10.83%	SOFR (Q)	6.50%		05/2029		32,500.0	31,222.6	32,500.0	(7)(12)
Zuora, Inc.	First lien senior secured loan	7.82%	SOFR (M)	3.50%		02/2032		24,441.0	24,360.6	24,074.3	(2)

									2,813,065.4	2,815,552.7		37.83%
Health Care Equipment and Services
Aerin Medical Inc. (10)	First lien senior secured loan	11.55% (3.88% PIK)	SOFR (Q)	7.25%		12/2030		14,197.0	13,839.0	14,055.0	(2)(7)(12)
	Series G preferred shares				12/2024		943,034		1,106.0	1,123.1	(2)(12)
									14,945.0	15,178.1
Agiliti Health, Inc.	First lien senior secured loan	7.28%	SOFR (Q)	3.00%		05/2030		15,219.7	15,119.9	14,319.1	(2)(5)
Amerivet Partners Management, Inc. and AVE Holdings LP (10)	Subordinated loan	16.50% PIK				12/2030		37,134.1	35,700.7	33,081.3	(2)(12)
	Class A units				03/2024		1,575		1,575.0	—	(12)
	Class C units				11/2023		3,849		768.4	—	(12)
									38,044.1	33,081.3
Amethyst Radiotherapy Group B.V.	First lien senior secured loan	7.83%	Euribor (B)	5.25%		04/2031		4,326.0	4,089.9	4,326.0	(2)(5)(7)(12)
Artivion, Inc. (10)	First lien senior secured revolving loan	8.31%	SOFR (Q)	4.00%		01/2030		1,983.0	1,903.7	1,983.0	(2)(5)(7)(12)
	First lien senior secured loan	10.81%	SOFR (Q)	6.50%		01/2030		26,884.3	26,345.5	26,884.3	(2)(5)(7)(12)
									28,249.2	28,867.3
athenahealth Group Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		02/2029		67,844.1	67,225.4	66,890.2	(2)(7)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (10)	First lien senior secured revolving loan	10.82%	SOFR (M)	6.50%		12/2028		1,032.1	978.8	688.1	(2)(7)(12)
	First lien senior secured loan	11.56% (3.63% PIK)	SOFR (Q)	7.25%		12/2028		27,027.8	26,597.4	24,325.0	(2)(7)(12)
									27,576.2	25,013.1
Bausch + Lomb Corporation	First lien senior secured loan	8.32%	SOFR (M)	4.00%		09/2028		9,063.2	9,061.5	9,023.6	(5)
	First lien senior secured loan	7.67%	SOFR (M)	3.25%		05/2027		8,638.3	8,638.3	8,602.2	(5)(7)
									17,699.8	17,625.8
Bracket Intermediate Holding Corp.	First lien senior secured loan	8.55%	SOFR (Q)	4.25%		05/2028		32,208.8	32,168.1	32,289.3	(2)(7)
BrightStar Group Holdings, Inc. (10)	First lien senior secured loan	9.25%	SOFR (S)	5.00%		03/2032		32,246.0	31,927.6	32,084.8	(2)(7)(12)
BVI Medical, Inc. and BVI Group Limited (10)	First lien senior secured loan	10.57% (5.00% PIK)	SOFR (M)	6.25%		03/2032		136,052.0	134,037.9	135,031.6	(2)(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Ordinary shares				03/2025		2,249		3,000.4	3,000.4	(2)(5)(12)
									137,038.3	138,032.0
Charlotte Buyer, Inc.	First lien senior secured loan	8.57%	SOFR (M)	4.25%		02/2028		12,425.1	12,443.0	12,338.6	(2)(7)
CNT Holdings I Corp	First lien senior secured loan	6.80%	SOFR (S)	2.50%		11/2032		76,995.8	77,050.6	76,442.2	(2)(7)
Confluent Medical Technologies, Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		02/2029		30,402.2	30,439.2	30,326.2	(2)(7)(12)
Cradle Lux Bidco S.A.R.L. (10)	First lien senior secured loan	8.28%	Euribor (S)	5.50%		11/2031		9,598.8	9,196.3	9,406.9	(2)(5)(7)(12)
	First lien senior secured loan	10.09%	SOFR (S)	5.50%		11/2031		3,267.1	3,205.0	3,201.7	(2)(5)(7)(12)
									12,401.3	12,608.6
Electron Bidco Inc.	First lien senior secured loan	7.07%	SOFR (M)	2.75%		11/2028		58,200.7	58,189.1	58,051.7	(2)(7)
Empower Payments Investor, LLC (10)	First lien senior secured loan	8.82%	SOFR (M)	4.50%		03/2031		12,202.3	11,995.0	12,202.3	(2)(7)(12)
Ensemble RCM, LLC	First lien senior secured loan	7.29%	SOFR (Q)	3.00%		08/2029		37,460.2	37,434.3	37,395.4	(2)
Envisage Management Ltd (10)	First lien senior secured loan	11.98% (2.50% PIK)	SONIA (Q)	7.50%		04/2031		5,611.4	5,394.2	5,611.4	(2)(5)(7)(12)
Gainwell Acquisition Corp.	First lien senior secured loan	8.40%	SOFR (Q)	4.00%		10/2027		34,587.9	33,408.0	32,368.4	(2)(7)
Hanger, Inc. (10)	First lien senior secured loan	7.82%	SOFR (M)	3.50%		10/2031		49,045.2	48,948.0	48,965.9	(2)
HuFriedy Group Acquisition LLC (10)	First lien senior secured revolving loan					05/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.81%	SOFR (Q)	5.50%		05/2031		57,473.1	56,522.5	57,473.1	(2)(7)(12)
									56,522.5	57,473.1
Lifepoint Health Inc	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		05/2031		16,545.3	16,504.3	16,021.3	(2)
LivTech Purchaser, Inc. (10)	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		11/2031		3,844.4	3,807.9	3,805.9	(7)(12)
Mamba Purchaser, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		10/2028		48,284.1	48,251.6	48,163.4	(2)(7)
Medline Borrower, LP	First lien senior secured loan	6.57%	SOFR (M)	2.25%		10/2028		98,528.4	98,522.2	98,302.7	(2)(7)
Next Holdco, LLC (10)	First lien senior secured loan	9.54%	SOFR (Q)	5.25%		11/2030		5,728.3	5,659.2	5,728.3	(2)(7)(12)
Nomi Health, Inc.	First lien senior secured loan	12.56%	SOFR (Q)	8.25%		07/2028		18,611.2	18,210.9	16,750.0	(2)(7)(12)
	Warrant to purchase Series B preferred stock				07/2023	07/2033	10,142		—	—	(2)(12)
	Warrant to purchase Class A common stock				06/2024	06/2034	22,661		—	2.7	(2)(12)
									18,210.9	16,752.7
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (10)	First lien senior secured revolving loan	8.31%	SOFR (Q)	4.00%		11/2028		0.5	0.5	0.5	(2)(5)(7)(12)
	First lien senior secured loan	11.06%	SOFR (Q)	6.75%		11/2028		21,214.9	20,832.7	21,639.2	(2)(5)(7)(12)
									20,833.2	21,639.7
PointClickCare Technologies Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		11/2031		35,135.8	35,194.0	35,026.1	(2)(5)
Project Ruby Ultimate Parent Corp.	First lien senior secured loan	7.44%	SOFR (M)	3.00%		03/2028		64,534.6	64,631.7	64,276.4	(2)
Radnet Management, Inc.	First lien senior secured loan	6.57%	SOFR (Q)	2.25%		04/2031		28,439.3	28,384.1	28,363.7	(2)(5)
Raven Acquisition Holdings, LLC (10)	First lien senior secured loan	7.57%	SOFR (M)	3.25%		11/2031		37,676.6	37,574.1	37,189.8	(2)
RegionalCare Hospital Partners Holdings, Inc.	First lien senior secured loan	7.82%	SOFR (Q)	3.50%		05/2031		8,734.1	8,747.1	8,386.3	(2)
Resonetics, LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		06/2031		37,408.7	37,423.1	37,159.6	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Revival Animal Health, LLC (10)	First lien senior secured revolving loan	10.32%	SOFR (Q)	6.00%		01/2028		190.3	172.8	171.2	(2)(7)(12)
	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		01/2028		29,016.4	28,788.7	28,726.2	(2)(7)(12)
									28,961.5	28,897.4
Sharp Midco LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		12/2028		39,210.8	39,230.2	39,063.8	(2)
Spruce Bidco II Inc. (10)	First lien senior secured loan	9.32%	SOFR (M)	5.00%		01/2032		97,915.9	96,242.6	96,202.4	(2)(7)(12)
	First lien senior secured loan	6.00%	TONA (Q)	5.25%		01/2032		14,125.4	13,436.3	13,878.2	(2)(7)(12)
	First lien senior secured loan	7.72%	CDOR (S)	5.00%		01/2032		13,765.2	13,400.9	13,524.3	(2)(7)(12)
									123,079.8	123,604.9
Surgery Center Holdings, Inc.	First lien senior secured loan	7.07%	SOFR (M)	2.75%		12/2030		34,451.1	34,516.1	34,383.2	(2)(5)
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (10)	First lien senior secured revolving loan	10.05%	SOFR (Q)	5.75%		03/2029		549.4	517.4	549.4	(2)(7)(12)
	First lien senior secured loan	10.05%	SOFR (Q)	5.75%		03/2029		10,753.6	10,514.8	10,753.6	(2)(7)(12)
	Class A interests				03/2023		100		100.0	118.2	(12)
									11,132.2	11,421.2
Viant Medical Holdings, Inc.	First lien senior secured loan	8.32%	SOFR (M)	4.00%		10/2031		26,295.5	26,169.0	26,269.2	(2)
Waystar Technologies, Inc.	First lien senior secured loan	6.57%	SOFR (M)	2.25%		10/2029		23,335.9	23,328.2	23,209.4	(2)

									1,508,469.1	1,499,155.8		20.14%
Commercial and Professional Services
Aldinger Company Inc (10)	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		07/2027		34,157.9	33,900.9	34,157.9	(2)(7)(12)
AlixPartners, LLP	First lien senior secured loan	6.94%	SOFR (M)	2.50%		02/2028		46,676.9	46,713.7	46,625.1	(2)(7)
AMCP Clean Acquisition Company, LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2028		7,426.7	7,348.6	7,426.7	(2)(7)(12)
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		01/2031		5,763.4	5,693.6	5,691.4	(7)(12)
	Class A-1 units				01/2025		1,134		1,134.0	1,134.0	(2)(12)
									6,827.6	6,825.4
Celnor Group Limited (10)	First lien senior secured loan	10.38%	SONIA (Q)	5.92%		08/2031		3,549.3	3,457.8	3,545.4	(2)(5)(7)(12)
	First lien senior secured loan	10.23%	SOFR (Q)	5.92%		08/2031		560.1	530.5	556.7	(2)(5)(7)(12)
									3,988.3	4,102.1
Citrin Cooperman Advisors LLC	First lien senior secured loan	7.31%	SOFR (S)	3.00%		03/2032		8,000.0	7,960.0	7,935.0	(5)
Cohnreznick Advisory LLC	First lien senior secured loan	8.30%	SOFR (S)	4.00%		03/2032		12,000.0	11,940.0	11,955.0	(12)
Corporation Service Company	First lien senior secured loan	6.32%	SOFR (M)	2.00%		11/2029		60,653.2	60,616.8	60,274.1	(2)(7)
Dayforce, Inc.	First lien senior secured loan	6.32%	SOFR (B)	2.00%		03/2031		1,838.3	1,833.7	1,829.1	(2)(5)(12)
Dorado Bidco, Inc. (10)	First lien senior secured revolving loan					09/2031		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	8.82%	SOFR (M)	4.50%		09/2031		6,085.7	6,028.1	6,024.8	(2)(7)(12)
									6,028.1	6,024.8
DP Flores Holdings, LLC (10)	First lien senior secured loan	10.80% (3.25% PIK)	SOFR (Q)	6.50%		09/2030		53,410.9	52,417.7	53,410.9	(2)(7)(12)
Drogon Bidco Inc. & Drogon Aggregator LP (10)	First lien senior secured loan	9.32%	SOFR (M)	5.00%		08/2031		26,018.0	25,760.4	25,736.8	(2)(7)(12)
	Class A-2 common units				08/2024		2,662,000		2,662.0	2,828.6	(2)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									28,422.4	28,565.4
Duraserv LLC (10)	First lien senior secured loan	8.82%	SOFR (M)	4.50%		06/2031		31,273.5	30,993.8	31,273.5	(2)(7)(12)
Eagle Parent Corp.	First lien senior secured loan	8.55%	SOFR (Q)	4.25%		04/2029		8,667.4	8,567.7	8,224.7	(7)
EMB Purchaser, Inc. (10)	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		03/2032		89,508.0	88,368.0	88,795.4	(2)(7)(12)
Firebird Acquisition Corp, Inc. (10)	First lien senior secured loan	9.29% (2.50% PIK)	SOFR (Q)	5.00%		02/2032		17,326.4	17,241.8	17,239.8	(2)(7)(12)
FlyWheel Acquireco, Inc. (10)	First lien senior secured revolving loan	10.82%	SOFR (M)	6.50%		05/2028		1,071.4	1,041.4	1,071.4	(2)(7)(12)
	First lien senior secured loan	10.82%	SOFR (M)	6.50%		05/2030		13,192.0	12,902.9	13,192.0	(2)(7)(12)
									13,944.3	14,263.4
Frontline Road Safety Operations, LLC (10)	First lien senior secured loan	9.07%	SOFR (M)	4.75%		03/2032		49,274.8	48,719.7	48,956.5	(2)(12)
GCM HVAC Holdco, LLC and GCM HVAC Topco, LLC	First lien senior secured loan	14.00% PIK				09/2031		2,912.6	2,854.6	2,912.6	(2)(12)
	Class A common units				09/2024		1,486,487		1,486.5	2,214.8	(12)
									4,341.1	5,127.4
GFL Environmental Inc.	First lien senior secured loan	6.82%	SOFR (Q)	2.50%		03/2032		19,253.2	19,239.2	19,041.4	(2)
Grant Thornton Advisors LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		06/2031		31,393.4	31,461.1	31,206.9	(2)
HP RSS Buyer, Inc. (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		12/2029		11,709.6	11,568.6	11,709.6	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		12/2029		1,816.2	1,792.1	1,816.2	(2)(7)(12)
									13,360.7	13,525.8
Indigo Acquisition B.V. (10)	First lien senior secured loan	9.06%	Euribor (Q)	6.70%		09/2031		2,780.8	2,710.8	2,780.8	(2)(5)(7)(12)
	First lien senior secured loan	11.00%	SOFR (Q)	6.70%		09/2031		2,163.0	2,153.7	2,214.1	(2)(5)(7)(12)
									4,864.5	4,994.9
ISolved, Inc.	First lien senior secured loan	7.57%	SOFR (M)	3.25%		10/2030		7,338.0	7,320.0	7,335.8	(2)
Kings Buyer, LLC (10)	First lien senior secured revolving loan	11.75%	Base rate (Q)	4.25%		10/2027		776.3	749.0	751.8	(2)(7)(12)
	First lien senior secured loan	9.65%	SOFR (Q)	5.25%		10/2027		18,193.7	18,018.4	18,011.7	(2)(7)(12)
									18,767.4	18,763.5
KPS Global LLC and Cool Group LLC (10)	First lien senior secured loan	9.07%	SOFR (M)	4.75%		09/2030		4,702.6	4,615.6	4,702.6	(2)(7)(12)
LABL, Inc.	First lien senior secured loan	9.42%	SOFR (M)	5.00%		10/2028		38,631.3	37,746.5	31,557.1	(2)(7)
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		07/2031		20,624.9	20,298.6	20,624.9	(2)(7)(12)
	Class A common units				07/2024		1,409,000		1,409.0	1,339.8	(2)(12)
									21,707.6	21,964.7
Lightbeam Bidco, Inc. (10)	First lien senior secured revolving loan	9.30%	SOFR (Q)	5.00%		05/2029		0.3	0.3	0.3	(2)(7)(9)(12)
	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		05/2030		17,120.1	16,898.3	17,120.1	(2)(7)(12)
									16,898.6	17,120.4
Minimax Viking GmbH	First lien senior secured loan	6.56%	SOFR (S)	2.25%		02/2032		2,420.0	2,420.0	2,410.9	(2)(5)(12)
Motus LLC	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		12/2028		18,202.7	18,217.9	18,088.9	(2)(7)
MSIS Holdings, Inc. and MS Precision Parent, LP (10)	First lien senior secured loan	9.29%	SOFR (Q)	5.00%		03/2031		27,198.4	26,794.5	27,062.4	(2)(7)(12)
	Class A-1 units				03/2025		1,359,000		1,359.0	1,359.0	(2)(12)
									28,153.5	28,421.4
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
North Haven Stack Buyer, LLC (10)	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		07/2027		24.8	24.4	24.8	(2)(7)(12)
	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		07/2027		4.1	4.0	4.1	(2)(7)(12)
	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		07/2027		0.2	0.2	0.2	(2)(12)
									28.6	29.1
Omnia Partners, LLC	First lien senior secured loan	7.05%	SOFR (Q)	2.75%		07/2030		21,019.0	21,021.6	20,861.6	(2)
Orbit Private Holdings I Ltd	First lien senior secured loan	8.05%	SOFR (S)	3.75%		12/2028		6,500.0	6,467.5	6,470.7	(5)(7)
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	First lien senior secured revolving loan	9.81%	SOFR (Q)	5.50%		08/2029		1.9	1.8	1.9	(2)(7)(12)
	First lien senior secured revolving loan	12.00%	Base rate (Q)	4.50%		08/2029		0.1	0.1	0.1	(2)(7)(12)
	First lien senior secured loan	12.31% (2.00% PIK)	SOFR (Q)	8.00%		08/2029		27,592.4	25,815.0	25,660.9	(7)(12)
	First lien senior secured loan	12.31% (2.00% PIK)	SOFR (Q)	8.00%		08/2029		13,397.1	12,946.4	12,459.3	(2)(7)(12)
	Warrant to purchase Class A common units				08/2023	08/2036	27,163		449.6	3,214.3	(2)(12)
	Warrant to purchase Class A common units				06/2024	06/2036	8,780		1,223.9	1,038.9	(12)
									40,436.8	42,375.4
PSC Parent, Inc. (10)	First lien senior secured revolving loan	9.57%	SOFR (M)	5.25%		04/2030		6,060.9	5,993.2	6,060.9	(2)(7)(9)(12)
	First lien senior secured loan	9.57%	SOFR (M)	5.25%		04/2031		50,755.7	50,339.9	50,755.7	(2)(7)(12)
									56,333.1	56,816.6
PYE-Barker Fire & Safety, LLC (10)	First lien senior secured revolving loan	8.80%	SOFR (Q)	4.50%		05/2030		1,085.7	1,011.2	1,085.7	(2)(7)(12)
	First lien senior secured loan	8.81%	SOFR (Q)	4.50%		05/2031		33,863.1	33,767.1	33,863.1	(2)(7)(12)
									34,778.3	34,948.8
Saturn Purchaser Corp. (10)	First lien senior secured loan	9.65%	SOFR (Q)	5.25%		07/2030		7,159.7	7,133.5	7,159.7	(2)(7)(12)
	First lien senior secured loan	9.17%	SOFR (M)	4.75%		07/2030		346.0	344.7	346.0	(2)(7)(12)
									7,478.2	7,505.7
Summer (BC) Bidco B LLC	First lien senior secured loan	9.56%	SOFR (Q)	5.00%		02/2029		1,705.4	1,697.0	1,697.4	(2)(5)
SV Newco 2, Inc. (10)	First lien senior secured revolving loan					06/2031		—	—	—	(2)(5)(7)(8)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2031		18,241.2	17,992.8	18,241.2	(2)(5)(7)(12)
	First lien senior secured loan	11.25%	Base rate (Q)	3.75%		06/2031		1,930.8	1,898.4	1,930.8	(2)(5)(7)(12)
									19,891.2	20,172.0
Tempo Acquisition, LLC	First lien senior secured loan	6.07%	SOFR (M)	1.75%		08/2028		13,931.2	13,926.8	13,811.5	(2)(5)(7)
The Dun & Bradstreet Corporation	First lien senior secured loan	6.57%	SOFR (M)	2.25%		01/2029		80,256.0	80,320.3	80,042.5	(2)(5)
The Hiller Companies, LLC (10)	First lien senior secured revolving loan					06/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.30%	SOFR (M)	5.00%		06/2030		25,899.3	25,659.5	25,899.3	(2)(7)(12)
									25,659.5	25,899.3
Thevelia (US) LLC	First lien senior secured loan	7.30%	SOFR (Q)	3.00%		06/2029		9,447.8	9,471.8	9,412.4	(5)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Trans Union LLC	First lien senior secured loan	6.07%	SOFR (M)	1.75%		06/2031		4,973.5	4,967.3	4,955.4	(2)(5)(7)
TSS Buyer, LLC (10)	First lien senior secured loan	9.93%	SOFR (Q)	5.50%		06/2029		8,424.5	8,247.3	8,424.5	(2)(7)(12)
Unity Purchaser, LLC and Unity Ultimate Holdings, LP (10)	First lien senior secured loan	9.30%	SOFR (S)	5.00%		01/2031		11,650.8	11,508.1	11,476.1	(2)(7)(12)
	Class A-1 units				01/2025		2,271,000		2,271.0	2,271.0	(2)(12)
									13,779.1	13,747.1
UP Intermediate II LLC and UPBW Blocker LLC (10)	First lien senior secured revolving loan					03/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		03/2031		2,507.7	2,454.4	2,507.7	(2)(7)(12)
	Common units				03/2024		31,790		3,179.0	3,449.3	(2)(12)
	Common units				09/2024		2,060		173.0	223.5	(2)(12)
									5,806.4	6,180.5
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (10)	First lien senior secured revolving loan	8.30%	SOFR (Q)	4.00%		05/2030		5,982.4	5,879.8	5,982.4	(2)(7)(12)
	First lien senior secured revolving loan	8.30%	SOFR (Q)	4.00%		05/2030		1,196.5	1,059.7	1,196.5	(2)(7)(9)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		05/2030		25,921.0	25,533.6	25,921.0	(2)(7)(12)
	Class A preferred units	10.00% PIK			05/2024		11,930		1,297.6	1,297.6	(12)
	Class A common units				05/2024		1,111		—	144.5	(12)
									33,770.7	34,542.0
Xplor T1, LLC	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		06/2031		25,271.4	25,285.7	25,239.8	(2)
Zinc Buyer Corporation (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		07/2031		51,156.2	50,737.8	51,156.2	(2)(7)(12)

									1,165,051.8	1,166,435.0		15.67%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	7.07%	SOFR (M)	2.75%		08/2028		21,758.5	21,841.5	21,704.1	(2)
	First lien senior secured loan	7.32%	SOFR (M)	3.00%		05/2030		11,752.0	11,749.7	11,737.3	(2)
									33,591.2	33,441.4
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	9.31%	SOFR (Q)	5.00%		10/2029		1,522.9	1,488.7	1,522.9	(2)(7)(9)(12)
	First lien senior secured revolving loan	11.50%	Base rate (Q)	4.00%		10/2029		204.0	199.4	204.0	(2)(7)(9)(12)
	First lien senior secured loan	9.31%	SOFR (Q)	5.00%		10/2030		64,514.9	63,421.1	64,514.9	(2)(7)(12)
	Series B common units				10/2023		45,351		1,250.0	1,768.8	(12)
									66,359.2	68,010.6
Belron Finance US LLC	First lien senior secured loan	7.05%	SOFR (Q)	2.75%		10/2031		22,196.8	22,188.1	22,127.6	(2)(5)(7)
Bulldog Purchaser Inc.	First lien senior secured loan	8.05%	SOFR (S)	3.75%		06/2031		5,594.5	5,573.2	5,572.3	(7)
Bumble Bidco Limited (10)	First lien senior secured loan	11.24%	SONIA (Q)	6.75%		10/2030		6,858.4	6,678.5	6,858.4	(2)(5)(7)(12)
Caesars Entertainment Inc	First lien senior secured loan	6.56%	SOFR (Q)	2.25%		02/2030		12,030.7	12,027.6	11,940.5	(5)(7)
	First lien senior secured loan	6.56%	SOFR (Q)	2.25%		02/2031		7,680.9	7,665.9	7,617.6	(5)(7)
									19,693.5	19,558.1
Century De Buyer LLC	First lien senior secured loan	7.79%	SOFR (Q)	3.50%		10/2030		30,137.3	30,153.3	30,118.6	(2)
ClubCorp Holdings, Inc.	First lien senior secured loan	9.56%	SOFR (Q)	5.00%		09/2026		45,932.8	46,067.2	45,942.4	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Davidson Hotel Company LLC (10)	First lien senior secured revolving loan	9.32%	SOFR (M)	5.00%		10/2031		355.9	339.2	338.1	(2)(7)(12)
	First lien senior secured loan	9.32%	SOFR (M)	5.00%		10/2031		6,922.4	6,823.8	6,818.6	(2)(7)(12)
									7,163.0	7,156.7
Endeavor Group Holdings, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		01/2032		41,574.5	41,471.3	41,496.7	(2)
Equinox Holdings, Inc.	First lien senior secured loan	12.55% (4.13% PIK)	SOFR (Q)	8.25%		03/2029		43,535.6	42,347.1	43,535.6	(2)(7)(12)
	Second lien senior secured loan	16.00% PIK				06/2027		3,953.6	3,885.2	3,953.6	(2)(12)
									46,232.3	47,489.2
Eternal Aus Bidco Pty Ltd (10)	First lien senior secured loan	10.43%	BBSY (Q)	6.25%		11/2029		6,408.7	6,632.5	6,408.7	(2)(5)(7)(12)
Excel Fitness Consolidator LLC (10)	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		04/2029		10,208.1	10,051.7	10,208.1	(2)(7)(12)
Fertitta Entertainment, LLC	First lien senior secured loan	7.82%	SOFR (M)	3.50%		01/2029		30,425.6	30,465.1	29,924.5	(2)(7)
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(10)	First lien senior secured revolving loan	8.32%	SOFR (M)	4.00%		08/2030		2,404.9	2,372.9	2,404.9	(2)(7)(12)
	First lien senior secured loan	9.07%	SOFR (M)	4.75%		08/2031		38,189.8	37,576.3	38,189.8	(2)(7)(12)
	Common units				07/2024		11,704,000		11,736.8	14,070.5	(2)(12)
									51,686.0	54,665.2
Flint OpCo, LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		08/2030		12,235.6	12,046.5	12,235.6	(2)(7)(12)
Golden State Foods LLC	First lien senior secured loan	8.56%	SOFR (M)	4.25%		12/2031		11,122.2	11,068.4	11,143.1	(2)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (10)	First lien senior secured loan	11.05%	SOFR (Q)	6.75%		04/2030		12,442.9	12,145.0	12,442.9	(2)(7)(12)
	Class A common units				04/2023		100		100.0	78.6	(2)(12)
									12,245.0	12,521.5
Helios Service Partners, LLC and Astra Service Partners, LLC (10)	First lien senior secured revolving loan					03/2027		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.58%	SOFR (Q)	5.00%		03/2027		9,235.8	9,144.5	9,235.8	(2)(7)(12)
									9,144.5	9,235.8
Horizon US FinCo, L.P.	First lien senior secured loan	8.68%	SOFR (S)	4.25%		10/2031		10,263.4	10,163.8	9,711.7	(2)
	First lien senior secured loan	9.18%	SOFR (S)	4.75%		10/2031		707.6	700.8	669.6	(2)
									10,864.6	10,381.3
IFH Franchisee Holdings, LLC (10)	First lien senior secured revolving loan	8.33%	SOFR (Q)	4.00%		12/2029		11,194.0	10,956.2	10,942.2	(2)(7)(12)
	First lien senior secured loan	10.08%	SOFR (Q)	5.75%		12/2029		47,367.5	46,696.7	46,657.0	(2)(7)(12)
									57,652.9	57,599.2
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (10)	First lien senior secured revolving loan	12.00%	Base rate (Q)	4.50%		12/2028		170.5	162.0	170.5	(2)(5)(7)(12)
	First lien senior secured loan	9.80%	SOFR (M)	5.50%		12/2028		10,009.7	9,824.1	10,014.6	(2)(5)(7)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		12/2028		5,187.8	5,085.1	5,187.8	(2)(5)(7)(12)
	First lien senior secured loan	8.16%	CORRA (M)	5.50%		12/2028		1,137.2	1,116.3	1,138.2	(2)(5)(7)(12)
	Class A units				12/2022		50,000		50.0	66.4	(2)(5)(12)
									16,237.5	16,577.5
IRB Holding Corp.	First lien senior secured loan	6.82%	SOFR (M)	2.50%		12/2027		76,550.6	76,591.3	76,020.9	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
KUEHG Corp	First lien senior secured loan	7.54%	SOFR (Q)	3.25%		06/2030		13,207.3	13,222.8	13,174.3	(7)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (10)	First lien senior secured revolving loan	10.32%	SOFR (M)	6.00%		12/2027		48.6	45.6	48.6	(2)(7)(12)
	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		12/2027		16,361.4	16,111.7	16,361.4	(2)(7)(12)
	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		12/2027		780.0	765.5	780.0	(7)(12)
	Limited partnership interests				12/2022		133,000		133.0	171.1	(12)
									17,055.8	17,361.1
Life Time Fitness Inc	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		11/2031		20,301.4	20,284.1	20,240.4	(2)(5)
Mister Car Wash Holdings, Inc.	First lien senior secured loan	6.79%	SOFR (Q)	2.50%		03/2031		12,380.8	12,406.9	12,323.3	(2)(5)
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc. (10)	First lien senior secured revolving loan	9.55%	SOFR (Q)	5.25%		06/2031		192.9	164.5	192.9	(2)(7)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		06/2031		21,867.5	21,673.8	21,867.5	(7)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		06/2031		5,546.0	5,500.8	5,546.0	(2)(7)(12)
	Class A preferred units				09/2024		786		785.7	664.8	(12)
	Class B common units				09/2024		785,725		331.2	279.2	(12)
									28,456.0	28,550.4
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC (10)	First lien senior secured revolving loan	9.30%	SOFR (Q)	5.00%		05/2028		99.2	91.3	99.2	(2)(7)(12)
	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		05/2028		7,382.8	7,239.0	7,382.8	(2)(7)(12)
	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		05/2028		3,772.2	3,700.3	3,772.2	(7)(12)
									11,030.6	11,254.2
Northwinds Holding, Inc. and Northwinds Services Group LLC (10)	First lien senior secured revolving loan	9.45%	SOFR (Q)	5.00%		05/2029		833.3	799.3	833.3	(2)(7)(12)
	First lien senior secured loan	9.44%	SOFR (Q)	5.00%		05/2029		12,348.1	12,096.1	12,348.1	(2)(7)(12)
	Common units				05/2023		121,368		166.7	194.3	(2)(12)
									13,062.1	13,375.7
PestCo Holdings, LLC and PestCo, LLC (10)	First lien senior secured loan	10.68%	SOFR (Q)	6.25%		02/2028		12,188.5	11,979.0	12,188.5	(2)(7)(12)
	First lien senior secured loan	9.57%	SOFR (M)	5.25%		02/2028		3,837.5	3,788.4	3,837.5	(2)(7)(12)
	Class A units				01/2023		8		106.0	142.5	(12)
									15,873.4	16,168.5
PG Investment Company 59 S.a r.l.	First lien senior secured loan	7.30%	SOFR (Q)	3.00%		03/2031		14,634.9	14,665.9	14,622.8	(2)(5)
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc. (10)	First lien senior secured revolving loan	9.05%	SOFR (Q)	4.75%		10/2030		634.0	601.3	598.4	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		10/2030		7,292.2	7,177.5	7,157.6	(2)(7)(12)
	Common stock				10/2024		866		866.0	865.2	(2)(12)
									8,644.8	8,621.2
Premiere Buyer, LLC (10)	First lien senior secured loan	9.04%	SOFR (Q)	4.75%		05/2031		24,410.1	24,091.9	24,410.1	(2)(7)(12)
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (10)	First lien senior secured loan	9.07%	SOFR (M)	4.75%		06/2031		58,222.8	57,527.4	58,222.8	(2)(7)(12)
	Limited partnership interest				06/2024		12,049,000		12,049.0	12,990.8	(2)(12)
									69,576.4	71,213.6
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Radiant Intermediate Holding, LLC	First lien senior secured loan	10.41% (3.00% PIK)	SOFR (Q)	6.00%		11/2026		914.6	903.4	795.7	(2)(7)(12)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	7.32%	SOFR (S)	3.00%		10/2027		59,008.8	59,049.0	58,787.5	(2)(7)(12)
University Support Services LLC	First lien senior secured loan	7.06%	SOFR (Q)	2.75%		02/2029		35,478.3	35,452.8	35,160.4	(2)(5)(7)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	10.30%	SOFR (Q)	6.00%		11/2030		1,035.3	976.1	1,035.3	(2)(7)(12)
	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		11/2030		31,345.1	30,986.1	31,345.1	(2)(7)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		11/2030		2,473.2	2,414.0	2,347.1	(2)(7)(12)
	Class B common units				11/2023		351		351.0	697.5	(12)
									34,727.2	35,425.0
Whatabrands LLC	First lien senior secured loan	6.82%	SOFR (M)	2.50%		08/2028		21,522.7	21,486.2	21,416.0	(2)(7)
Wrench Group LLC	First lien senior secured loan	8.56%	SOFR (Q)	4.00%		10/2028		54,613.9	53,526.7	51,746.7	(2)

									1,083,372.8	1,089,340.3		14.64%
Capital Goods
AI Aqua Merger Sub, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		07/2028		127,979.8	127,895.2	126,665.5	(2)(5)(7)
Airx Climate Solutions, Inc. (10)	First lien senior secured loan	10.07%	SOFR (Q)	5.75%		11/2029		23,270.2	22,822.4	23,270.2	(2)(7)(12)
	First lien senior secured loan	9.32%	SOFR (Q)	5.00%		11/2029		13,216.7	13,060.5	13,216.7	(2)(7)(12)
									35,882.9	36,486.9
Alliance Laundry Systems LLC	First lien senior secured loan	7.07%	SOFR (Q)	2.75%		08/2031		24,208.6	24,143.0	24,107.2	(2)
ArchKey Holdings Inc. (10)	First lien senior secured loan	9.07%	SOFR (M)	4.75%		11/2031		18,040.9	17,966.0	18,026.0	(2)
Artera Services, LLC	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		02/2031		8,812.7	8,688.4	8,337.8	(2)
Barnes Group Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		01/2032		5,152.0	5,139.4	5,113.4	(2)
BCPE Empire Holdings, Inc.	First lien senior secured loan	7.57%	SOFR (M)	3.25%		12/2030		17,165.7	17,201.2	16,901.0	(2)(7)
BGIF IV Fearless Utility Services, Inc. (10)	First lien senior secured revolving loan					06/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.32%	SOFR (M)	5.00%		06/2031		42,099.8	41,727.8	42,099.8	(2)(7)(12)
									41,727.8	42,099.8
Brown Group Holding, LLC	First lien senior secured loan	6.82%	SOFR (M)	2.50%		07/2031		31,337.1	31,334.8	31,129.3	(2)(7)
Burgess Point Purchaser Corporation	First lien senior secured loan	9.65%	SOFR (Q)	5.25%		07/2029		69,619.6	66,855.7	61,689.2	(2)(7)
Chillaton Bidco Limited (10)	First lien senior secured loan	11.02%	SONIA (Q)	6.50%		05/2031		5,252.1	4,939.6	5,252.1	(2)(5)(7)(12)
CP Atlas Buyer Inc	First lien senior secured loan	8.17%	SOFR (M)	3.75%		11/2027		4,070.9	3,991.7	3,756.4	(7)
CPIG Holdco Inc. (10)	First lien senior secured revolving loan	9.16%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(2)(7)(12)
	First lien senior secured loan	11.41%	SOFR (Q)	7.00%		04/2028		14,775.0	14,502.4	14,775.0	(2)(7)(12)
									14,502.9	14,775.5
Crown Equipment Corporation	First lien senior secured loan	6.82%	SOFR (M)	2.50%		10/2031		7,125.0	7,091.6	7,098.3	(2)
Dynasty Acquisition Co., Inc.	First lien senior secured loan	6.32%	SOFR (M)	2.00%		10/2031		20,134.5	20,109.9	20,063.7	(2)
EC Partners Spanish BidCo, S.L.U. (10)	First lien senior secured loan	8.34%	Euribor (S)	5.75%		01/2032		721.0	675.2	721.0	(2)(5)(12)
FCG Acquisitions, Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		03/2028		25,240.2	25,268.3	25,027.2	(2)(7)
Generator US Buyer, Inc. (10)	First lien senior secured loan	7.91%	CORRA (Q)	5.25%		07/2030		6,401.8	6,588.6	6,401.8	(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		07/2030		1,852.6	1,823.0	1,852.6	(2)(5)(7)(12)
	First lien senior secured loan	7.91%	CORRA (Q)	5.25%		07/2030		217.7	215.6	217.7	(2)(5)(7)(12)
									8,627.2	8,472.1
GSV Purchaser, Inc. (10)	First lien senior secured loan	8.82%	SOFR (M)	4.50%		08/2031		38,670.2	38,245.0	38,670.2	(2)(7)(12)
Helix Acquisition Holdings, Inc.	First lien senior secured loan	11.42%	SOFR (M)	7.00%		03/2030		14,188.7	13,884.8	14,188.7	(2)(7)(12)
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC (10)	First lien senior secured revolving loan	8.83%	SOFR (M)	4.50%		03/2032		905.6	792.5	792.4	(2)(7)(12)
	First lien senior secured loan	8.83%	SOFR (M)	4.50%		03/2032		44,635.5	44,189.8	44,412.3	(2)(7)(12)
									44,982.3	45,204.7
HPCC Parent, Inc. and Patriot Container Corp. (10)	First lien senior secured loan	13.00% (7.00% PIK)				09/2030		70,468.0	68,778.0	70,468.0	(2)(12)
	Common stock				09/2024		406,680		3,855.3	3,855.3	(2)(12)
									72,633.3	74,323.3
Johnstone Supply, LLC	First lien senior secured loan	6.82%	SOFR (M)	2.50%		06/2031		9,162.9	9,180.3	9,079.9
KKR Apple Bidco, LLC	First lien senior secured loan	6.82%	SOFR (M)	2.50%		09/2031		14,970.8	14,933.5	14,844.5	(2)
LBM Acquisition LLC	First lien senior secured loan	8.17%	SOFR (M)	3.75%		12/2027		24,317.6	24,147.2	23,745.6	(2)(7)
Madison IAQ LLC	First lien senior secured loan	7.55%	SOFR (S)	3.25%		03/2032		12,500.0	12,375.0	12,375.0	(7)(12)
	First lien senior secured loan	6.76%	SOFR (S)	2.50%		06/2028		6,369.4	6,323.3	6,287.5	(2)(7)
									18,698.3	18,662.5
OPH NEP Investment, LLC (4)	Senior subordinated loan	10.00% (7.00% PIK)				05/2032		38,186.3	35,441.8	37,804.4	(2)(12)
	Class B common units				05/2024		9		2,083.7	2,752.9	(12)
									37,525.5	40,557.3
Paris US Holdco, Inc. & 1001028292 Ontario Inc. (10)	First lien senior secured revolving loan	11.50%	Base rate (Q)	4.00%		12/2031		84.4	4.0	—	(2)(5)(7)(12)
	First lien senior secured loan	9.32%	SOFR (M)	5.00%		12/2031		52,904.5	52,400.3	52,375.4	(5)(7)(12)
									52,404.3	52,375.4
Propulsion (BC) Newco LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		09/2029		13,699.4	13,715.0	13,689.7	(2)(5)(7)
PumpTech, LLC and Impel CV-B, LP (10)(11)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		01/2031		12,946.9	12,790.0	12,785.1	(2)(7)(12)
	Limited partnership interest				03/2025		958,338		979.6	958.3	(2)(12)
									13,769.6	13,743.4
Signia Aerospace, LLC (10)	First lien senior secured loan	7.32%	SOFR (M)	3.00%		12/2031		20,769.2	20,719.4	20,613.5	(2)(7)
Specialty Building Products Holdings, LLC	First lien senior secured loan	8.17%	SOFR (M)	3.75%		10/2028		3,970.3	3,952.3	3,759.6	(7)
Spirit AeroSystems, Inc.	First lien senior secured loan	9.08%				03/2025		77,126.3	77,126.3	77,126.3	(2)(12)
SPX Flow, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		04/2029		9,329.2	9,359.4	9,302.4	(2)(7)
Star US Bidco LLC	First lien senior secured loan	8.07%	SOFR (M)	3.75%		03/2027		22,034.4	22,069.1	21,993.2	(2)(7)
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		05/2031		35,031.6	34,403.6	35,031.6	(2)(7)(12)
	Series A common units				05/2024		996		996.0	1,530.2	(2)(12)
									35,399.6	36,561.8
Victory Buyer LLC	First lien senior secured loan	8.19%	SOFR (M)	3.75%		11/2028		14,241.1	13,932.0	13,793.5	(2)(7)
WEC US Holdings Ltd.	First lien senior secured loan	6.57%	SOFR (M)	2.25%		01/2031		33,951.4	33,856.2	33,611.9	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									1,032,574.2	1,031,569.8		13.86%
Insurance
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (10)	First lien senior secured loan	9.04%	SOFR (Q)	4.75%		11/2029		4,209.8	4,176.0	4,209.8	(2)(7)(12)
Acrisure, LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		02/2027		70,803.1	70,881.4	70,474.6	(2)
	First lien senior secured loan	7.32%	SOFR (M)	3.00%		11/2030		15,174.1	15,174.1	15,052.1	(2)
									86,055.5	85,526.7
Alliant Holdings Intermediate, LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		09/2031		53,994.6	53,964.1	53,626.9	(2)
AMWINS Group, LLC	First lien senior secured loan	6.57%	SOFR (M)	2.25%		01/2032		60,221.0	60,124.5	59,691.7	(2)(7)
AssuredPartners, Inc.	First lien senior secured loan	7.82%	SOFR (M)	3.50%		02/2031		115,501.2	115,702.4	115,575.1	(2)(7)
Broadstreet Partners, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		06/2031		28,839.3	28,840.3	28,563.9	(2)
Cross Financial Corp.	First lien senior secured loan	7.57%	SOFR (M)	3.25%		10/2031		9,636.3	9,619.5	9,624.3	(2)
Diamond Mezzanine 24 LLC (10)	First lien senior secured loan	9.29%	SOFR (Q)	5.00%		10/2030		56,109.4	55,582.9	55,548.3	(2)(7)(12)
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (10)(11)	First lien senior secured revolving loan	9.55%	SOFR (Q)	5.25%		12/2029		534.7	464.6	534.7	(2)(5)(7)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		12/2030		39,490.4	38,834.1	39,490.4	(2)(5)(7)(12)
	Limited partnership interest				03/2024		3,417,348		3,417.3	4,778.7	(2)(5)(12)
									42,716.0	44,803.8
Forza Insurance Holdings, LLC	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		02/2030		40,898.9	40,296.5	40,490.0	(2)(7)(12)
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (10)	First lien senior secured loan	8.74% (3.13% PIK)	CORRA (Q)	5.75%		03/2031		12,650.3	13,216.2	12,650.3	(5)(7)(12)
HIG Finance 2 Limited	First lien senior secured loan	7.82%	SOFR (M)	3.50%		04/2030		14,105.5	14,082.0	14,084.0	(2)(5)(7)
Higginbotham Insurance Agency, Inc. and HIG Intermediate, Inc. (10)	First lien senior secured loan	8.83%	SOFR (M)	4.50%		11/2028		2,554.1	2,545.2	2,554.1	(2)(7)(12)
	First lien senior secured loan	9.07%	SOFR (M)	4.75%		11/2028		1,914.3	1,896.3	1,914.3	(2)(7)(12)
	Series A preferred shares	10.50%			12/2024		33,710		34,295.7	34,279.3	(2)(12)
									38,737.2	38,747.7
Hub International Limited	First lien senior secured loan	6.79%	SOFR (S)	2.50%		06/2030		64,514.5	64,534.8	64,194.5	(2)(7)
Hyperion Refinance S.a r.l.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		02/2031		41,709.7	41,715.8	41,367.7	(2)(5)(7)
Keystone Agency Partners LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		05/2027		51,790.1	51,391.6	51,790.1	(2)(7)(12)
	First lien senior secured loan	9.04%	SOFR (Q)	4.75%		05/2027		3,882.6	3,846.4	3,882.6	(7)(12)
									55,238.0	55,672.7
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (10)	First lien senior secured revolving loan	10.07%	SOFR (M)	5.75%		11/2029		397.3	376.9	397.3	(2)(7)(12)
	First lien senior secured loan	10.06%	SOFR (M)	5.75%		11/2029		10,987.3	10,813.6	10,987.3	(2)(7)(12)
	Class A2 units				11/2023		102,501		2,050.0	2,066.1	(2)(12)
									13,240.5	13,450.7
OneDigital Borrower LLC	First lien senior secured loan	7.32%	SOFR (M)	3.00%		07/2031		51,276.6	51,196.8	50,893.0	(2)(7)
Ryan Specialty Group, LLC	First lien senior secured loan	6.57%	SOFR (M)	2.25%		09/2031		30,896.7	30,881.2	30,765.4	(2)(5)
SIG Parent Holdings, LLC (10)	First lien senior secured loan	9.32%	SOFR (M)	5.00%		08/2031		25,864.9	25,569.4	25,864.9	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Truist Insurance Holdings, LLC (10)	First lien senior secured revolving loan	7.33%	SOFR (Q)	3.00%		05/2029		611.8	523.4	563.8	(2)(12)
USI, Inc.	First lien senior secured loan	6.55%	SOFR (Q)	2.25%		11/2029		57,343.7	57,348.1	56,743.4	(2)
	First lien senior secured loan	6.55%	SOFR (Q)	2.25%		09/2030		28,067.2	28,078.7	27,770.8	(2)
									85,426.8	84,514.2
World Insurance Associates, LLC and World Associates Holdings, LLC (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		04/2030		17,913.8	17,790.9	17,913.8	(2)(7)(12)

									949,230.7	948,343.2		12.74%
Financial Services
Aduro Advisors, LLC (10)	First lien senior secured loan	9.32%	SOFR (M)	5.00%		07/2030		18,719.3	18,554.6	18,719.3	(2)(7)(12)
Cannon Bridge Designated Activity Company (10)	Private asset-backed investment	10.57%	Euribor (S)	7.50%		10/2033		723.2	708.4	722.4	(2)(5)(12)
	Private asset-backed investment	5.74%	Euribor (S)	2.65%		10/2033		716.7	702.2	715.9	(2)(5)(12)
	Private asset-backed investment	11.79%	SOFR (S)	7.50%		10/2033		46.8	45.8	46.8	(2)(5)(12)
	Private asset-backed investment	6.95%	SOFR (S)	2.65%		10/2033		46.4	45.5	46.4	(2)(5)(12)
									1,501.9	1,531.5
Cezanne Bidco (10)	First lien senior secured loan	8.86%	Euribor (Q)	6.50%		10/2031		11,374.5	11,001.0	11,374.5	(2)(5)(12)
Cliffwater LLC (10)	First lien senior secured loan	8.82%	SOFR (M)	4.50%		10/2030		10,919.1	10,745.1	10,919.1	(2)(5)(7)(12)
Corient Holdings, Inc.	Series A preferred stock				05/2023		15,000		15,000.0	23,689.1	(2)(12)
CPI Holdco B, LLC	First lien senior secured loan	6.57%	SOFR (M)	2.25%		05/2031		19,710.0	19,639.3	19,550.0	(2)(5)
	First lien senior secured loan	6.32%	SOFR (M)	2.00%		05/2031		5,285.3	5,244.0	5,226.9	(5)
									24,883.3	24,776.9
Endeavor Bidco LLC and Endeavor TopCo, Inc.	First lien senior secured loan	8.55%	SOFR (Q)	4.25%		08/2029		8,372.8	8,225.8	8,372.8	(2)(7)(12)
	Class A common units				08/2024		2,540		2,540.0	2,493.7	(12)
									10,765.8	10,866.5
Focus Financial Partners, LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		09/2031		40,199.2	40,122.1	39,772.3	(2)
GAPCO AIV Interholdco (CP), L.P. (10)	Senior subordinated loan	11.05% PIK	SOFR (Q)	6.75%		03/2033		18,414.1	17,677.8	17,677.6	(2)(5)(7)(12)
GC Waves Holdings, Inc. (10)	First lien senior secured loan	9.17%	SOFR (M)	4.75%		10/2030		11,414.3	11,234.6	11,414.3	(2)(5)(7)(12)
Gen II Fund Services, LLC	First lien senior secured loan	6.97%	SOFR (S)	2.75%		11/2031		59,220.5	59,378.1	58,776.3	(2)(12)
GTCR F Buyer Corp. and GTCR (D) Investors LP (10)(11)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		09/2030		12,434.4	12,210.1	12,434.4	(2)(7)(12)
	Limited partnership interests				09/2023		76,925		77.5	130.7	(2)(12)
									12,287.6	12,565.1
Harbourvest Global Private Equity Limited (10)	Private asset-backed investment	7.81%	SOFR (Q)	3.50%		06/2029		26,000.0	25,185.2	26,000.0	(12)
HighTower Holding, LLC	First lien senior secured loan	7.29%	SOFR (Q)	3.00%		02/2032		44,964.2	45,039.5	44,599.1	(2)(5)
Isthmus Capital LLC	Private asset-backed investment	9.50%				06/2030		1,398.3	1,385.3	1,398.3	(5)(12)
	Private asset-backed investment				06/2023		4		—	20.9	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									1,385.3	1,419.2
Jefferies Finance LLC	First lien senior secured loan	7.32%	SOFR (M)	3.00%		10/2031		7,569.7	7,512.6	7,538.2	(2)(5)
Mai Capital Management Intermediate LLC (10)	First lien senior secured revolving loan	9.05%	SOFR (Q)	4.75%		08/2031		403.5	388.2	403.5	(2)(5)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		08/2031		9,021.3	8,934.5	9,021.3	(2)(5)(7)(12)
									9,322.7	9,424.8
Mariner Wealth Advisors, LLC	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		08/2028		10,434.9	10,434.9	10,392.5	(2)(7)
Mars Downstop Loan Purchaser Trust	Private asset-backed investment	11.00%			02/2024		29,990,339		18,051.2	18,051.2	(5)(12)
Mercury Borrower, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		08/2028		32,811.8	32,740.7	32,534.8	(2)(7)
Monroe Capital Income Plus Corporation	Corporate bond	9.42%				11/2028		10,000.0	10,000.0	10,839.7	(2)(5)(12)
MSD Investment Corp.	Corporate bond	7.30%				05/2028		25,000.0	25,000.0	24,841.7	(2)(5)(12)
Nuvei Technologies Corp.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		11/2031		8,120.0	8,100.5	8,056.8	(2)(5)
Parexel International Inc.	First lien senior secured loan	6.81%	SOFR (M)	2.50%		11/2028		35,947.4	35,959.7	35,847.1	(2)(7)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (10)(11)	First lien senior secured loan	9.42%	SOFR (M)	5.00%		05/2029		26,817.2	26,459.0	26,817.2	(2)(5)(7)(12)
	Limited partnership interests				09/2023		96,046		96.4	125.0	(5)(12)
									26,555.4	26,942.2
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (10)	First lien senior secured loan	9.64%	SOFR (Q)	5.25%		08/2029		11,344.8	11,122.6	11,344.8	(2)(5)(7)(12)
	Preferred units				07/2023		1,333,333		1,315.5	1,604.1	(5)(12)
									12,438.1	12,948.9
PCS MidCo, Inc. and PCS Parent, L.P. (10)	First lien senior secured revolving loan	10.05%	SOFR (Q)	5.75%		03/2030		238.6	216.3	238.6	(2)(7)(12)
	First lien senior secured loan	10.05%	SOFR (Q)	5.75%		03/2030		10,125.0	9,957.1	10,125.0	(7)(12)
	First lien senior secured loan	10.05%	SOFR (Q)	5.75%		03/2030		1,673.9	1,646.0	1,673.9	(2)(7)(12)
	Class A units				03/2024		806,000		806.0	846.4	(2)(12)
									12,625.4	12,883.9
RFS Opco LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		04/2031		43,537.5	43,147.8	43,537.5	(2)(5)(7)(12)
RWA Wealth Partners, LLC (10)	First lien senior secured loan	9.07%	SOFR (Q)	4.75%		11/2030		7,750.0	7,677.3	7,672.5	(5)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		11/2030		390.0	360.7	356.8	(2)(5)(7)(12)
									8,038.0	8,029.3
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		10/2028		3,234.4	3,185.5	3,234.4	(2)(5)(7)(12)
Sunbit Receivables Trust IV (10)	Private asset-backed investment	11.57%	SOFR (M)	7.25%		12/2026		1,620.0	1,604.5	1,620.0	(7)(12)
The Edelman Financial Center, LLC	First lien senior secured loan	7.32%	SOFR (M)	3.00%		04/2028		48,136.9	48,151.0	47,956.4	(2)(5)
	Second lien senior secured loan	9.57%	SOFR (M)	5.25%		10/2028		52,500.0	52,392.8	52,421.2	(2)(5)
									100,543.8	100,377.6
The Stepstone Group MidCo 2 GmbH	First lien senior secured loan	8.80%	SOFR (S)	4.50%		12/2031		1,432.8	1,418.5	1,409.5	(5)
TPG IX Cardiff Debt HoldCo I, LLC, TPG IX Cardiff Debt Holdco II, LLC, TPG IX Cardiff CI I, L.P., and TPG IX Cardiff CI II, L.P.	First lien senior secured loan	10.81% PIK	SOFR (Q)	6.50%		01/2033		9,335.7	9,064.1	9,055.6	(2)(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Limited partnership interest				11/2024		4,814,025		4,850.1	4,814.0	(2)(5)(12)
									13,914.2	13,869.6
Trinity Capital Inc	Corporate bond	7.54%				10/2027		29,700.0	29,700.0	29,662.1	(2)(5)(12)
Wellington-Altus Financial Inc. (10)(11)	First lien senior secured loan	8.17%	CORRA (Q)	5.00%		08/2030		793.1	821.7	793.1	(5)(7)(12)
	Common stock				08/2024		49,524		1,664.6	2,160.7	(2)(5)(12)
									2,486.3	2,953.8
Zelis Cost Management Buyer, Inc.	First lien senior secured loan	7.07%	SOFR (M)	2.75%		09/2029		2,950.5	2,944.1	2,929.2
Zelis Payments Buyer, Inc.	First lien senior secured loan	7.57%	SOFR (M)	3.25%		11/2031		62,224.6	61,967.6	62,010.6	(2)

									782,453.4	794,036.2		10.67%
Investment Funds and Vehicles
A8 - A (Feeder) L.P. (11)	Limited partnership interest						0.37%		1,000.3	1,282.4	(2)(5)
ABPCI 2019-5A	Collaterized loan obligation	10.04%	SOFR (Q)	5.75%		01/2036		1,100.0	1,100.0	1,119.8	(5)(12)
ABPCI 2022-11	Collaterized loan obligation	11.42%	SOFR (Q)	7.00%		01/2038		7,000.0	7,000.0	6,936.0	(5)(12)
ABPCI 2024-17	Collaterized loan obligation	12.29%	SOFR (Q)	8.00%		08/2036		3,000.0	3,000.0	3,026.5	(5)(12)
ABPCI 2025-20A	Collaterized loan obligation	10.52%	SOFR (Q)	6.25%		04/2037		1,450.0	1,450.0	1,460.7	(5)(12)
Advent International GPE VII-E Limited Partnership (11)	Limited partnership interest						0.69%		1,463.7	1,799.9	(2)(5)
AIMCO 2025-23	Collaterized loan obligation	11.50%				04/2038		10,245.0	9,391.4	9,151.3	(5)(12)
ANCHC 2019-13	Collaterized loan obligation	10.83%	SOFR (Q)	6.50%		04/2038		5,000.0	5,000.0	5,014.2	(5)(12)
Apax Europe VI - A, L.P. (11)	Limited partnership interest						0.26%		612.5	753.2	(2)(5)
Apax Europe VII - B, L.P. (11)	Limited partnership interest						0.33%		341.4	419.8	(2)(5)
Apax VIII - B, L.P. (11)	Limited partnership interest						0.14%		382.1	489.9	(2)(5)
Aquiline Financial Services Fund LP.	Limited partnership interest						0.18%		453.8	558.0	(2)(5)
ATRM 14	Collaterized loan obligation	10.81%	SOFR (Q)	6.50%		10/2037		5,600.0	5,600.0	5,615.3	(5)(12)
	Collaterized loan obligation	16.20%				10/2037		8,171.4	4,719.5	4,400.9	(5)(12)
	Collaterized loan obligation	11.70%				10/2037		639.5	396.9	344.4	(5)(12)
									10,716.4	10,360.6
ATRM 15	Collaterized loan obligation	10.81%	SOFR (Q)	6.50%		07/2037		2,875.0	2,907.2	2,878.5	(5)(12)
AUDAX 2024-9	Collaterized loan obligation	9.49%	SOFR (Q)	5.20%		04/2036		2,000.0	2,000.0	2,021.5	(5)(12)
BABSN 2023-3	Collaterized loan obligation	11.63%	SOFR (Q)	7.33%		10/2036		562.5	577.8	574.3	(5)(12)
BALLY 2022-21	Collaterized loan obligation	15.70%				10/2037		2,520.0	2,379.9	2,203.2	(5)(12)
BALLY 2023-24	Collaterized loan obligation	9.35%	SOFR (Q)	5.05%		07/2036		1,500.0	1,500.0	1,501.9	(5)(12)
BALLY 2024-26	Collaterized loan obligation	10.40%	SOFR (Q)	6.10%		07/2037		1,500.0	1,500.0	1,509.7	(5)(12)
BC European Capital IX - 2 LP (11)	Limited partnership interest						0.04%		812.1	908.8	(2)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BCC 2020-1	Collaterized loan obligation	11.44%	SOFR (Q)	7.15%		04/2033		1,750.0	1,750.0	1,746.8	(5)(12)
BCC 2022-1	Collaterized loan obligation	19.50%				04/2035		4,116.5	1,749.5	1,768.1	(5)(12)
BCC 2023-3	Collaterized loan obligation	9.55%	SOFR (Q)	5.25%		07/2036		1,500.0	1,500.0	1,523.2	(5)(12)
BERRY 2024-1	Collaterized loan obligation	12.50%				10/2037		2,610.0	2,146.1	2,095.1	(5)(12)
	Collaterized loan obligation	12.50%				10/2037		2,610.0	—	157.9	(5)(12)
									2,146.1	2,253.0
Blackstone Capital Partners VI L.P. (11)	Limited partnership interest								1,329.4	1,603.7	(2)(5)
BROOKP 2024-1	Collaterized loan obligation	10.79%	SOFR (Q)	6.50%		04/2037		1,000.0	1,000.0	1,014.8	(5)(12)
BSP 2016-9	Collaterized loan obligation	10.52%	SOFR (Q)	5.90%		10/2037		3,125.0	3,125.0	3,139.2	(5)(12)
BSP 2018-14	Collaterized loan obligation	10.44%	SOFR (Q)	6.15%		10/2037		5,500.0	5,500.0	5,525.4	(5)(12)
BSP 2022-28	Collaterized loan obligation	9.69%	SOFR (Q)	5.40%		10/2037		500.0	500.0	496.0	(5)(12)
BSP 2022-29	Collaterized loan obligation	8.90%	SOFR (Q)	4.60%		01/2038		3,350.0	3,350.0	3,341.6	(5)(12)
BSP 2023-30	Collaterized loan obligation	9.75%	SOFR (Q)	5.45%		04/2038		2,000.0	2,000.0	2,000.0	(5)(12)
BSP 2024-34	Collaterized loan obligation	11.00%	SOFR (Q)	6.70%		07/2037		1,250.0	1,250.0	1,255.5	(5)(12)
BSP 2024-35	Collaterized loan obligation	10.40%	SOFR (Q)	6.10%		04/2037		1,250.0	1,250.0	1,254.6	(5)(12)
BSP 2024-37	Collaterized loan obligation	12.50%				01/2038		8,430.0	8,430.0	9,069.1	(5)(12)
BSP 2024-38A	Collaterized loan obligation	9.31%	SOFR (Q)	5.00%		01/2038		3,750.0	3,750.0	3,766.1	(5)(12)
BSP 2025-39	Collaterized loan obligation	8.76%	SOFR (Q)	4.50%		04/2038		1,825.0	1,825.0	1,832.6	(5)(12)
BTCP 2023-1	Collaterized loan obligation	10.84%	SOFR (M)	6.50%		09/2030		4,806.8	4,811.3	4,806.8	(5)(12)
BX 2024-SLCT	Commercial mortgage-backed security	7.71%	SOFR (M)	3.39%		01/2042		24,185.0	24,131.0	24,124.7	(5)(12)
Catterton Partners VII, L.P. (11)	Limited partnership interest						0.32%		1,320.6	1,623.9	(2)(5)
CAVU 2021-1	Collaterized loan obligation	11.29%	SOFR (Q)	7.00%		07/2037		1,000.0	1,000.0	956.5	(5)(12)
CAVU 2022-2	Collaterized loan obligation	10.73%	SOFR (Q)	6.45%		03/2038		2,950.0	2,950.0	2,958.3	(5)(12)
	Collaterized loan obligation	8.34%				03/2038		2,575.0	2,575.0	2,584.7	(5)(12)
									5,525.0	5,543.0
CEDF 2021-14	Collaterized loan obligation	15.40%				07/2033		1,840.0	974.1	877.9	(5)(12)
CGMS 2019-2	Collaterized loan obligation	11.30%	SOFR (Q)	7.00%		10/2037		4,387.5	4,387.5	4,442.4	(5)(12)
CGMS 2020-1	Collaterized loan obligation	9.25%	SOFR (Q)	4.95%		01/2038		3,750.0	3,750.0	3,768.5	(5)(12)
CGMS 2022-2	Collaterized loan obligation	11.24%	SOFR (Q)	6.95%		01/2038		2,850.0	2,850.0	2,877.4	(5)(12)
CGMS 2022-5	Collaterized loan obligation	11.40%	SOFR (Q)	7.10%		10/2037		4,190.0	4,190.0	4,202.9	(5)(12)
CGMS 2023-1	Collaterized loan obligation	9.39%	SOFR (Q)	5.10%		07/2035		1,250.0	1,250.0	1,251.9	(5)(12)
CGMS 2023-2	Collaterized loan obligation	9.29%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,025.1	(5)(12)
CGMS 2024-1	Collaterized loan obligation	11.22%	SOFR (Q)	6.92%		04/2037		1,096.0	1,119.3	1,100.9	(5)(12)
CGMS 2024-2	Collaterized loan obligation	11.15%	SOFR (Q)	6.85%		04/2037		1,500.0	1,500.0	1,509.8	(5)(12)
CGMS 2024-3	Collaterized loan obligation	10.70%	SOFR (Q)	6.40%		07/2036		2,600.0	2,600.0	2,609.4	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CGMS 2024-5	Collaterized loan obligation	10.20%	SOFR (Q)	5.65%		10/2036		1,500.0	1,500.0	1,504.5	(5)(12)
	Collaterized loan obligation	12.60%				10/2036		2,700.0	2,409.8	2,375.4	(5)(12)
									3,909.8	3,879.9
CIFC 2018-1	Collaterized loan obligation	9.60%	SOFR (Q)	5.25%		01/2038		830.0	830.0	818.3	(5)(12)
	Collaterized loan obligation	14.30%				01/2038		5,018.1	2,125.7	2,112.8	(5)(12)
									2,955.7	2,931.1
CIFC 2018-4	Collaterized loan obligation	9.12%	SOFR (Q)	4.85%		01/2038		1,625.0	1,625.0	1,606.2	(5)(12)
CIFC 2019-1	Collaterized loan obligation	14.70%				10/2037		1,450.0	922.9	892.1	(5)(12)
CIFC 2020-4	Collaterized loan obligation	9.33%	SOFR (Q)	4.90%		01/2040		5,500.0	5,500.0	5,501.0	(5)(12)
CIFC 2021-1	Collaterized loan obligation	10.30%	SOFR (Q)	6.00%		07/2037		1,820.0	1,820.0	1,825.4	(5)(12)
CIFC 2021-4	Collaterized loan obligation	10.49%	SOFR (Q)	6.20%		07/2037		1,000.0	1,000.6	1,008.2	(5)(12)
CIFC 2021-5	Collaterized loan obligation	9.41%	SOFR (Q)	5.10%		01/2038		3,500.0	3,500.0	3,464.3	(5)(12)
CIFC 2022-5	Collaterized loan obligation	8.21%	SOFR (Q)	3.90%		01/2037		6,000.0	6,000.0	6,065.8	(5)(12)
CIFC 2022-6	Collaterized loan obligation	10.06%	SOFR (Q)	5.75%		10/2038		437.5	437.5	438.3	(5)(12)
CIFC 2022-7	Collaterized loan obligation	9.64%	SOFR (Q)	5.35%		01/2038		687.5	687.5	687.3	(5)(12)
CIFC 2024-1	Collaterized loan obligation	10.89%	SOFR (Q)	6.60%		04/2037		375.0	384.3	380.2	(5)(12)
CIFC 2024-2	Collaterized loan obligation	10.69%	SOFR (Q)	6.40%		04/2037		2,000.0	2,000.0	2,022.0	(5)(12)
CIFC 2024-4	Collaterized loan obligation	12.70%				10/2037		2,600.0	2,373.1	2,412.3	(5)(12)
CIFC 2024-5	Collaterized loan obligation	9.48%	SOFR (Q)	5.15%		01/2038		4,000.0	4,000.0	4,019.8	(5)(12)
CIFC 2025-1	Collaterized loan obligation	8.75%	SOFR (Q)	4.50%		04/2038		1,375.0	1,375.0	1,380.7	(5)(12)
CIFC 2025-2	Collaterized loan obligation	8.68%	SOFR (Q)	4.40%		04/2038		1,650.0	1,650.0	1,614.7	(5)(12)
CIFC SPEAR II WH LTD.	Collaterized loan obligation	23.30%				05/2025		1,815.4	1,815.4	1,815.4	(5)(12)
Constellation Wealth Capital Fund, L.P. (11)	Limited partner interests				01/2024		2,331,512		2,160.5	2,016.6	(5)
CPFTR 2025-1	Commercial mortgage-backed security	8.38%				07/2026		36,181.4	36,181.4	36,317.2	(5)(12)
CPTPK 2024-1	Collaterized loan obligation	10.29%	SOFR (Q)	6.00%		07/2037		1,400.0	1,400.0	1,408.0	(5)(12)
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interest				03/2024		6,653,000		6,673.6	7,345.4	(2)(5)(12)
DRSLF 2022-104	Collaterized loan obligation	11.72%	SOFR (Q)	7.40%		08/2034		5,756.0	5,756.0	5,774.8	(5)(12)
ELM12 2021-5	Collaterized loan obligation	10.20%	SOFR (Q)	5.90%		10/2037		1,475.0	1,475.0	1,480.5	(5)(12)
ELM24 2023-3	Collaterized loan obligation	9.55%	SOFR (Q)	5.10%		01/2038		2,000.0	2,000.0	2,003.0	(5)(12)
ELM27 2024-3	Collaterized loan obligation	10.54%	SOFR (Q)	6.25%		04/2037		2,000.0	2,000.0	2,007.4	(5)(12)
ELM29 2024-5	Collaterized loan obligation	10.69%	SOFR (Q)	6.40%		04/2037		3,500.0	3,519.7	3,513.9	(5)(12)
ELM30 2024-6	Collaterized loan obligation	9.55%	SOFR (Q)	5.25%		07/2037		1,250.0	1,268.8	1,253.1	(5)(12)
ELM32 2024-8	Collaterized loan obligation	12.42%				10/2037		2,520.0	2,268.0	2,106.8	(5)(12)
ELM35 2024-11	Collaterized loan obligation	11.20%				10/2037		1,740.0	1,581.7	1,418.1	(5)(12)
ELM37 2024-13	Collaterized loan obligation	9.04%	SOFR (Q)	4.75%		01/2038		3,000.0	3,000.0	3,011.5	(5)(12)
ELM38 2025-1	Collaterized loan obligation	8.78%	SOFR (Q)	4.50%		04/2038		1,500.0	1,500.0	1,475.5	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ELM39 2025-2	Collaterized loan obligation	8.68%	SOFR (Q)	4.40%		04/2038		1,150.0	1,150.0	1,150.9	(5)(12)
ELM40 2025-3	Collaterized loan obligation	9.56%	SOFR (Q)	5.25%		03/2038		1,750.0	1,750.0	1,758.8	(5)(12)
ELMW1 2019-1	Collaterized loan obligation	8.04%	SOFR (Q)	3.75%		04/2037		6,000.0	6,000.0	6,077.6	(5)(12)
ELMW4 2020-1	Collaterized loan obligation	10.44%	SOFR (Q)	6.15%		04/2037		2,738.0	2,762.2	2,728.4	(5)(12)
ELMW8 2021-1	Collaterized loan obligation	10.54%	SOFR (Q)	6.25%		04/2037		5,028.0	5,087.6	5,051.6	(5)(12)
GCBSL 2022-60	Collaterized loan obligation	10.30%	SOFR (Q)	6.00%		10/2034		2,375.0	2,375.0	2,369.3	(5)(12)
GCBSL 2024-77	Collaterized loan obligation	9.15%	SOFR (Q)	4.85%		01/2038		1,500.0	1,500.0	1,502.6	(5)(12)
GCBSL 2025-79	Collaterized loan obligation	8.90%	SOFR (Q)	4.65%		04/2038		1,500.0	1,500.0	1,506.2	(5)(12)
GLM 2022-12	Collaterized loan obligation	9.99%	SOFR (Q)	5.70%		07/2037		2,100.0	2,109.9	2,110.5	(5)(12)
GNRT 2	Collaterized loan obligation	11.64%	SOFR (Q)	7.35%		10/2037		250.0	251.1	246.0	(5)(12)
GNRT 6	Collaterized loan obligation	11.54%	SOFR (Q)	7.25%		10/2037		1,820.0	1,820.0	1,792.9	(5)(12)
GNRT 9	Collaterized loan obligation	10.64%	SOFR (Q)	6.35%		01/2038		4,015.0	4,015.0	4,024.4	(5)(12)
GNRT 2022-10	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		01/2038		2,750.0	2,750.0	2,708.5	(5)(12)
GNRT 2023-11	Collaterized loan obligation	11.59%	SOFR (Q)	7.30%		10/2037		2,258.0	2,258.0	2,219.9	(5)(12)
GNRT 2024-15	Collaterized loan obligation	10.99%	SOFR (Q)	6.70%		07/2037		2,000.0	2,000.0	2,007.8	(5)(12)
GNRT 2024-18	Collaterized loan obligation	12.60%				01/2038		7,160.0	6,334.5	6,601.6	(5)(12)
GNRT 2024-20	Collaterized loan obligation	12.30%				01/2038		13,950.0	12,276.0	11,676.2	(5)(12)
GOCAP 2024-71	Collaterized loan obligation	9.40%	SOFR (Q)	5.10%		02/2037		4,500.0	4,500.0	4,556.2	(5)(12)
HAMLN 2024-1	Collaterized loan obligation	9.96%	SOFR (Q)	5.40%		10/2037		2,017.5	2,017.5	2,026.9	(5)(12)
HPPK 2024-1	Collaterized loan obligation	13.00%				10/2037		3,360.0	3,029.9	3,048.7	(5)(12)
Insight Venture Partners (Cayman) VII, LP (11)	Limited partnership interest								2,418.0	2,552.4	(2)(5)
Insight Venture Partners (Delaware) VIII, LP (11)	Limited partnership interest								1,905.2	2,226.2	(2)(5)
Insight Venture Partners Coinvestment Fund II, LP	Limited partnership interest								2,175.4	2,300.3	(2)(5)
KKR 2024-53	Collaterized loan obligation	10.80%	SOFR (Q)	6.50%		01/2038		2,235.0	2,235.0	2,252.6	(5)(12)
	Collaterized loan obligation	12.70%				01/2038		6,100.0	5,529.0	5,454.9	(5)(12)
									7,764.0	7,707.5
KKR 2024-56	Collaterized loan obligation	14.70%				10/2037		4,910.0	3,878.4	3,763.7	(5)(12)
KKR 48	Collaterized loan obligation	8.59%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	2,024.7	(5)(12)
Linden Structured Capital Fund II-A LP (11)	Limited partnership interest				07/2024		1,470,727		1,228.7	1,229.8	(2)(5)
MAGNE 2019-24	Collaterized loan obligation	10.70%	SOFR (Q)	6.40%		04/2035		500.0	500.1	501.7	(5)(12)
MAGNE 2022-33	Collaterized loan obligation	9.84%	SOFR (Q)	5.55%		10/2037		5,875.0	5,875.0	5,873.6	(5)(12)
MAGNE 2023-34	Collaterized loan obligation	8.82%	SOFR (Q)	4.50%		01/2038		2,330.2	2,330.2	2,309.6	(5)(12)
MAGNE 2023-36	Collaterized loan obligation	9.19%	SOFR (Q)	4.90%		04/2036		1,750.0	1,750.0	1,752.4	(5)(12)
MAGNE 2023-39	Collaterized loan obligation	9.20%	SOFR (Q)	4.90%		01/2037		637.5	637.5	635.1	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
MAGNE 2024-41	Collaterized loan obligation	9.21%	SOFR (Q)	4.90%		01/2038		2,312.5	2,312.5	2,315.9	(5)(12)
MAGNE 2024-42	Collaterized loan obligation	9.31%	SOFR (Q)	5.00%		01/2038		2,125.0	2,098.2	2,112.4	(5)(12)
MAGNE 2024-44	Collaterized loan obligation	12.00%				10/2037		4,100.0	3,690.0	3,567.8	(5)(12)
MCF CLO 12 LLC (10)	Private asset-backed investment	8.38%	SOFR (Q)	4.05%		02/2034		9,950.0	9,950.0	9,950.0	(5)(12)
MDPK 2016-20	Collaterized loan obligation	10.70%	SOFR (Q)	6.40%		10/2037		2,727.5	2,727.5	2,737.3	(5)(12)
MDPK 2018-30	Collaterized loan obligation	13.30%				07/2027		14,921.4	7,777.8	7,178.6	(5)(12)
	Collaterized loan obligation	8.50%				07/2037		750.0	750.0	758.6	(5)(12)
									8,527.8	7,937.2
MDPK 2018-32	Collaterized loan obligation	10.69%	SOFR (Q)	6.40%		07/2037		4,850.0	4,850.0	4,864.6	(5)(12)
	Collaterized loan obligation	14.20%				01/2048		2,360.0	1,229.6	1,188.3	(5)(12)
	Collaterized loan obligation	14.20%				01/2048		744.0	387.6	374.6	(5)(12)
									6,467.2	6,427.5
MDPK 2019-34	Collaterized loan obligation	10.81%	SOFR (Q)	6.50%		10/2037		1,700.0	1,700.0	1,706.2	(5)(12)
MDPK 2019-37	Collaterized loan obligation	10.90%	SOFR (Q)	6.60%		04/2037		1,000.0	1,000.0	1,002.8	(5)(12)
MDPK 2021-59	Collaterized loan obligation	10.69%	SOFR (Q)	6.40%		04/2037		2,250.0	2,250.0	2,250.0	(5)(12)
MDPK 2022-55	Collaterized loan obligation	10.29%	SOFR (Q)	6.00%		07/2037		1,680.0	1,680.0	1,681.9	(5)(12)
MDPK 2022-60	Collaterized loan obligation	10.80%	SOFR (Q)	6.50%		10/2037		5,625.0	5,625.0	5,643.0	(5)(12)
	Collaterized loan obligation	12.50%				10/2037		1,081.5	881.4	851.5	(5)(12)
									6,506.4	6,494.5
MDPK 2024-66	Collaterized loan obligation	9.85%	SOFR (Q)	5.50%		10/2037		2,500.0	2,500.0	2,485.3	(5)(12)
	Collaterized loan obligation	12.20%				10/2037		2,410.0	2,336.3	2,193.1	(5)(12)
									4,836.3	4,678.4
MDPK 2024-67	Collaterized loan obligation	11.10%	SOFR (Q)	6.80%		04/2037		2,500.0	2,500.0	2,535.9	(5)(12)
MDPK 2024-68	Collaterized loan obligation	9.40%	SOFR (Q)	5.10%		01/2038		2,375.0	2,375.0	2,353.9	(5)(12)
MDPK 2024-69	Collaterized loan obligation	10.55%	SOFR (Q)	6.25%		07/2037		1,500.0	1,500.0	1,505.4	(5)(12)
MDPK 2025-71	Collaterized loan obligation	12.50%				04/2038		4,120.0	3,934.6	3,907.1	(5)(12)
MidOcean CLO Equity Fund I, LP (11)	Private asset-backed investment	9.00%			10/2024		6,286,761		6,286.8	6,286.8	(5)(12)
Montagu V (US) L.P. (11)	Limited partnership interest						0.48%		1,341.0	1,573.4	(2)(5)
New Mountain Partners III, L.P. (11)	Limited partnership interest						0.20%		320.9	394.6	(2)(5)
New Mountain Partners IV, L.P. (11)	Limited partnership interest						0.20%		1,433.9	1,763.5	(2)(5)
NMC CLO-2	Collaterized loan obligation	10.06%	SOFR (Q)	5.70%		01/2038		937.5	937.5	936.3	(5)(12)
OAKC 2014-10R	Collaterized loan obligation	8.72%	SOFR (Q)	4.40%		04/2038		2,000.0	2,000.0	1,958.9	(5)(12)
OAKC 2015-12	Collaterized loan obligation	9.60%				04/2037		14,541.0	8,994.7	8,588.1	(5)(12)
OAKC 2016-13	Collaterized loan obligation	10.04%	SOFR (Q)	5.75%		10/2037		1,220.0	1,220.0	1,225.2	(5)(12)
	Collaterized loan obligation	11.70%				10/2037		2,920.0	2,309.7	1,956.4	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Collaterized loan obligation	11.70%				01/2030		1,400.0	1,107.4	1,017.1	(5)(12)
									4,637.1	4,198.7
OAKC 2017-15	Collaterized loan obligation	12.60%				01/2030		3,441.5	1,956.7	1,707.4	(5)(12)
OAKC 2019-3	Collaterized loan obligation	9.29%	SOFR (Q)	5.00%		01/2038		500.0	500.0	497.5	(5)(12)
	Collaterized loan obligation	12.50%				07/2032		3,590.0	3,133.0	3,050.8	(5)(12)
									3,633.0	3,548.3
OAKC 2019-4	Collaterized loan obligation	9.24%	SOFR (Q)	4.95%		01/2038		3,640.0	3,640.0	3,621.5	(5)(12)
OAKC 2020-5	Collaterized loan obligation	12.50%				10/2037		3,130.0	3,165.8	2,989.4	(5)(12)
OAKC 2020-6	Collaterized loan obligation	9.54%	SOFR (Q)	5.25%		10/2037		1,100.0	1,100.0	1,099.7	(5)(12)
	Collaterized loan obligation	12.60%				10/2037		2,966.0	3,311.0	3,148.7	(5)(12)
									4,411.0	4,248.4
OAKC 2021-9	Collaterized loan obligation	9.79%	SOFR (Q)	5.50%		10/2037		2,050.0	2,050.0	2,054.8	(5)(12)
	Collaterized loan obligation	13.10%				10/2037		1,500.0	1,495.0	1,422.4	(5)(12)
									3,545.0	3,477.2
OAKC 2021-16	Collaterized loan obligation	11.50%				10/2034		1,210.0	1,053.6	953.1	(5)(12)
OAKC 2022-12	Collaterized loan obligation	9.29%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,025.4	(5)(12)
OAKC 2023-15	Collaterized loan obligation	9.29%	SOFR (Q)	5.00%		04/2035		2,000.0	2,000.0	2,002.7	(5)(12)
OAKC 2023-16	Collaterized loan obligation	8.29%	SOFR (Q)	4.00%		10/2036		2,000.0	2,000.0	2,019.3	(5)(12)
OCP 2015-10	Collaterized loan obligation	9.67%	SOFR (Q)	5.35%		01/2038		1,000.0	993.6	996.6	(5)(12)
OCPA 2023-29	Collaterized loan obligation	9.29%	SOFR (Q)	5.00%		01/2036		1,000.0	1,000.0	997.5	(5)(12)
OCPA 2025-41	Collaterized loan obligation	8.00%				04/2037		1,500.0	1,500.0	1,505.6	(5)(12)
OCT66 2022-1	Collaterized loan obligation	11.94%	SOFR (Q)	7.62%		11/2036		937.5	944.5	939.9	(5)(12)
OHACP 2024-17	Collaterized loan obligation	9.40%	SOFR (Q)	5.00%		01/2038		3,000.0	3,000.0	2,981.9	(5)(12)
	Collaterized loan obligation	12.00%				01/2038		2,610.0	2,479.5	2,322.9	(5)(12)
									5,479.5	5,304.8
OKANAGAN 2024-1	Private asset-backed investment	13.01%	SOFR (M)	8.25%		12/2032		27,011.2	27,056.6	27,011.2	(5)(12)
Onex Partners III LP (11)	Limited partnership interest						0.20%		1,117.8	1,352.3	(2)(5)
Onex Partners IV LP (11)	Limited partnership interest						0.14%		2,649.5	3,041.4	(2)(5)
Permira IV L.P. 2	Limited partnership interest						0.06%		1,527.1	1,893.8	(2)(5)
PIPK 2025-18	Collaterized loan obligation	10.06%	SOFR (Q)	5.75%		04/2038		1,250.0	1,250.0	1,256.3	(5)(12)
PLMRS 2025-1	Collaterized loan obligation	8.81%	SOFR (Q)	4.50%		04/2038		1,700.0	1,700.0	1,706.7	(5)(12)
PROSE 2024-3	Private asset-backed investment	8.85%				10/2054		25,000.0	25,000.0	25,351.2	(5)(12)
Providence Equity Partners VII-A L.P. (11)	Limited partnership interest						0.20%		2,839.7	3,108.7	(2)(5)
PXLY 2024-1	Collaterized loan obligation	9.30%	SOFR (Q)	5.00%		01/2037		6,550.0	6,550.0	6,570.1	(5)(12)
RRAM 2022-21	Collaterized loan obligation	11.09%	SOFR (Q)	6.79%		07/2039		250.0	249.1	248.0	(5)(12)
	Collaterized loan obligation	12.90%				07/2039		13,070.0	9,380.5	8,038.1	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									9,629.6	8,286.1
RRAM 2022-23	Collaterized loan obligation	11.80%	SOFR (Q)	7.50%		10/2035		850.0	855.5	852.3	(5)(12)
RRAM 2022-24	Collaterized loan obligation	11.12%	SOFR (Q)	6.78%		01/2037		700.0	697.9	707.9	(5)(12)
RRAM 2023-25	Collaterized loan obligation	11.55%	SOFR (Q)	7.25%		10/2037		800.0	806.4	792.2	(5)(12)
RRAM 2023-27	Collaterized loan obligation	11.75%	SOFR (Q)	7.45%		10/2035		400.0	403.6	401.3	(5)(12)
RRAM 2024-30	Collaterized loan obligation	10.62%	SOFR (Q)	6.32%		07/2036		400.0	394.6	401.0	(5)(12)
	Collaterized loan obligation	12.46%				07/2036		7,000.0	6,338.5	5,894.8	(5)(12)
									6,733.1	6,295.8
RRAM 2024-31	Collaterized loan obligation	11.46%	SOFR (Q)	6.87%		10/2039		450.0	450.5	456.9	(5)(12)
RRAM 2024-33	Collaterized loan obligation	11.38%	SOFR (Q)	6.81%		10/2039		500.0	498.6	506.0	(5)(12)
RRAM 2024-35	Collaterized loan obligation	11.11%	SOFR (Q)	6.81%		01/2040		500.0	498.5	506.5	(5)(12)
RRAM 2025-37	Collaterized loan obligation	8.96%	SOFR (Q)	4.65%		04/2038		1,062.5	1,062.5	1,043.7	(5)(12)
RRAM 2025-38	Collaterized loan obligation	13.60%				04/2040		2,580.0	2,322.0	2,305.3	(5)(12)
RVRPK 2024-1	Collaterized loan obligation	9.10%	SOFR (Q)	4.80%		01/2038		6,500.0	6,500.0	6,515.8	(5)(12)
Silver Lake Partners IV, L.P. (11)	Limited partnership interest						0.02%		1,676.4	2,014.6	(2)(5)
SIXST 2021-17	Collaterized loan obligation	11.00%				04/2038		5,550.0	3,725.3	3,660.2	(5)(12)
SIXST 2022-21	Collaterized loan obligation	10.04%	SOFR (Q)	5.75%		10/2037		2,025.0	2,025.0	2,018.1	(5)(12)
	Collaterized loan obligation	14.70%				10/2037		5,242.0	3,505.6	3,559.6	(5)(12)
									5,530.6	5,577.7
SIXST 2024-27	Collaterized loan obligation	9.61%	SOFR (Q)	5.25%		01/2038		1,750.0	1,750.0	1,756.9	(5)(12)
SPEAK 2024-11	Collaterized loan obligation	13.48%				07/2037		4,000.0	3,202.0	3,705.2	(5)(12)
STKPK 2022-1	Collaterized loan obligation	10.45%	SOFR (Q)	6.15%		10/2037		3,375.0	3,375.0	3,385.2	(5)(12)
	Collaterized loan obligation	13.60%				10/2037		20,240.0	16,698.0	16,147.2	(5)(12)
	Collaterized loan obligation	13.60%				10/2037		20,240.0	202.4	604.6	(5)(12)
									20,275.4	20,137.0
SYMP 2022-33	Collaterized loan obligation	9.63%	SOFR (Q)	5.35%		01/2038		2,500.0	2,500.0	2,462.5	(5)(12)
SYMP 2022-36	Collaterized loan obligation	11.30%	SOFR (Q)	7.00%		10/2037		1,120.0	1,120.0	1,103.2	(5)(12)
SYMP 2023-40	Collaterized loan obligation	9.67%	SOFR (Q)	5.25%		01/2038		1,500.0	1,500.0	1,492.6	(5)(12)
Texas Debt Capital CLO 2024-II Ltd	Collaterized loan obligation	9.65%	SOFR (Q)	5.25%		01/2037		4,100.0	4,100.0	4,123.4	(5)(12)
Thoma Bravo Fund XI-A, L.P. (11)	Limited partnership interest						0.16%		1,393.0	1,638.8	(2)(5)
Thoma Bravo Special Opportunities Fund II-A, L.P. (11)	Limited partnership interest						0.57%		2,155.6	2,536.0	(2)(5)
THPT 2023-THL	Commercial mortgage-backed security	10.40%				12/2034		5,000.0	4,989.4	5,052.6	(5)(12)
Tikehau Green Diamond II CFO Equity LP (11)	Private asset-backed investment	10.11%	Euribor (Q)	7.75%	12/2024		3,268,225		3,341.0	3,468.2	(5)(7)(12)
Tikehau Ruby CLO Equity LP (11)	Private asset-backed investment	12.36%	Euribor (Q)	10.00%	03/2024		1,613,487		1,070.7	1,045.1	(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Tikehau Topaz LP (11)	Private asset-backed investment	13.31%	SOFR (Q)	9.00%	06/2024		3,104,580		2,617.6	2,532.4	(5)(7)(12)
TPG Partners VI, L.P. (11)	Limited partnership interest						0.21%		352.9	434.0	(2)(5)
Trident VI Parallel Fund, L.P. (11)	Limited partnership interest						0.22%		1,408.5	1,732.1	(2)(5)
TriplePoint Venture Growth BDC Corp	Senior subordinated loan	8.11%				02/2028		32,900.0	32,900.0	32,900.0	(2)(5)(12)
Vector Capital IV, L.P. (11)	Limited partnership interest						0.08%		241.6	297.1	(2)(5)
Vista Equity Partners Fund V-A, L.P. (11)	Limited partnership interest						0.02%		1,010.9	1,299.7	(2)(5)
VOYA 2021-3	Collaterized loan obligation	10.21%	SOFR (Q)	5.90%		04/2038		2,500.0	2,500.0	2,512.5	(5)(12)
	Collaterized loan obligation	8.15%		8.15%		04/2038		1,875.0	1,875.0	1,882.0	(5)(12)
									4,375.0	4,394.5
VOYA 2022-3	Collaterized loan obligation	8.79%	SOFR (Q)	4.50%		10/2036		2,000.0	2,000.0	2,026.6	(5)(12)
VOYA 2024-1	Collaterized loan obligation	10.95%	SOFR (Q)	6.65%		04/2037		1,681.9	1,743.9	1,699.6	(5)(12)
VOYA 2025-1	Collaterized loan obligation	8.87%	SOFR (Q)	4.60%		04/2038		2,950.0	2,950.0	2,897.3	(5)(12)
WILDPK 2024-1	Collaterized loan obligation	10.17%	SOFR (Q)	5.75%		10/2037		1,117.5	1,117.5	1,119.1	(5)(12)

									702,669.4	704,669.0		9.47%
Sports, Media and Entertainment
22 HoldCo Limited	Senior subordinated loan	12.24% PIK	SONIA (S)	7.50%		08/2033		23,709.2	22,908.6	23,709.2	(2)(5)(7)(12)
3 Step Sports LLC (10)	First lien senior secured loan	12.30% (1.50% PIK)	SOFR (Q)	8.00%		10/2029		16,577.9	15,793.0	14,894.5	(2)(7)(12)
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		5,851.3	6,115.9	(5)(12)
Coral-US Co-Borrower LLC	First lien senior secured loan	7.57%	SOFR (M)	3.25%		02/2032		7,500.0	7,418.6	7,325.4	(2)(5)
Creative Artists Agency, LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		10/2031		51,484.6	51,542.2	51,291.6	(2)
Dundee Eros, LP	Limited partnership interest				11/2024		4,283,000		4,283.0	4,283.0	(2)(12)
Fever Labs, Inc. (10)	First lien senior secured revolving loan	11.00%				11/2028		7,007.7	6,914.0	7,007.7	(2)(12)
	First lien senior secured loan	11.00%				11/2028		20,625.7	19,139.5	20,625.7	(2)(12)
	Series E-5 convertible shares				08/2024		318,631		1,381.9	1,810.8	(2)(12)
									27,435.4	29,444.2
FinEquity Holdings, LLC	Class A common interest				12/2024		20		139,097.7	139,099.9	(12)
	Class A common interest				12/2024		20		4,057.0	4,057.0	(12)
	Class A common interest				12/2024		20		1,000.7	1,000.7	(12)
									144,155.4	144,157.6
Global Music Rights, LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		12/2031		136,354.2	134,075.3	134,990.7	(2)(7)(12)
GSM Rights Fund II LP (11)	Class B interest				03/2025	03/2031	1,832,255		1,832.3	1,832.3	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
League One Volleyball Clubs, LLC and League One Volleyball, Inc. (10)	First lien senior secured loan	10.83%	SOFR (Q)	6.50%		01/2030		0.4	0.4	0.4	(2)(7)(12)
	First lien senior secured loan	13.00%	Base rate (Q)	5.50%		01/2030		0.1	0.1	0.1	(2)(7)(12)
	Series B preferred stock				07/2023		194		1.0	2.3	(2)(12)
	Series C preferred stock				09/2024		67		0.6	0.7	(2)(12)
	Warrant to purchase common stock				01/2025	01/2030	8		—	—	(12)
									2.1	3.5
Legends Hospitality Holding Company, LLC, Stadium Coinvest (B)-III, L.P. and ASM Buyer, Inc. (10)	First lien senior secured revolving loan	9.32%	SOFR (M)	5.00%		08/2030		1,489.1	1,431.5	1,425.0	(2)(7)(9)(12)
	First lien senior secured loan	9.83% (2.75% PIK)	SOFR (Q)	5.50%		08/2031		27,535.4	27,039.7	26,984.7	(2)(7)(12)
	Limited partnership interest				02/2025		2,977,000		3,011.2	2,977.0	(2)(12)
									31,482.4	31,386.7
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	13,125.0	(2)(5)(12)
NEP Group, Inc.	First lien senior secured loan	9.32% (1.50% PIK)	SOFR (Q)	4.75%		08/2026		24,435.2	23,375.2	22,682.0	(2)
	First lien senior secured loan	10.07% (1.50% PIK)	SOFR (Q)	5.50%		08/2026		18,481.9	17,774.1	17,114.2	(2)(7)
									41,149.3	39,796.2
Orange Barrel Media, LLC/IKE Smart City, LLC (10)	Private asset-backed investment	10.07%	SOFR (M)	5.75%		03/2027		2,852.0	2,829.0	2,852.0	(2)(7)(12)
	Private asset-backed investment	10.07%	SOFR (M)	5.75%		10/2027		2,090.2	2,056.3	2,090.2	(2)(7)(12)
									4,885.3	4,942.2
Quartz Holding Company	First lien senior secured loan	7.82%	SOFR (M)	3.50%		10/2028		7,062.8	7,044.5	7,009.8	(2)(7)(12)
Sandlot Action Sports, LLC	Common units				05/2024		3,384		25.0	25.1	(12)
South Florida Motorsports, LLC	Class A common interest				12/2024		20		4,213.9	4,213.9	(12)
United Talent Agency LLC	First lien senior secured loan	8.07%	SOFR (M)	3.75%		07/2028		11,895.9	11,868.3	11,910.8	(2)(7)(12)
Voldex Entertainment Limited	First lien senior secured loan	11.56%	SOFR (Q)	7.25%		01/2029		24.3	23.9	23.9	(2)(5)(12)
WideOpenWest Finance, LLC	First lien senior secured loan	11.55%	SOFR (Q)	7.00%		12/2028		5,087.7	5,130.0	5,236.1	(2)(5)(7)
WRE Sports Investments LLC (10)	First lien senior secured loan	11.00% (5.50% PIK)				07/2031		35,206.6	34,454.6	35,206.6	(2)(12)
Zuffa Guarantor LLC	First lien senior secured loan	6.58%	SOFR (Q)	2.25%		11/2031		37,431.1	37,398.2	37,313.9	(2)(5)

									602,972.6	608,238.1		8.17%
Pharmaceuticals, Biotechnology and Life Sciences
1261229 B.C. LTD.	First lien senior secured loan	10.55%	SOFR (S)	6.25%		09/2030		45,000.0	43,875.0	43,200.0	(5)
	First lien senior secured notes	10.00%				04/2032		13,500.0	13,500.0	13,408.3	(5)
									57,375.0	56,608.3
ADMA Biologics Inc. (10)	First lien senior secured revolving loan	8.06%	SOFR (Q)	3.75%		12/2027		0.6	0.6	0.6	(2)(5)(7)(12)
	First lien senior secured loan	10.80%	SOFR (Q)	6.50%		12/2027		2,240.2	2,202.1	2,240.2	(2)(5)(7)(12)
									2,202.7	2,240.8
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Alcami Corporation (10)	First lien senior secured revolving loan	11.42%	SOFR (M)	7.00%		12/2028		41.1	22.4	41.1	(2)(7)(12)
	First lien senior secured loan	11.46%	SOFR (Q)	7.00%		12/2028		4,312.8	4,165.5	4,312.8	(2)(7)(12)
									4,187.9	4,353.9
Bamboo US BidCo LLC (10)	First lien senior secured loan	9.54%	SOFR (Q)	5.25%		09/2030		14,832.2	14,515.4	14,832.2	(2)(7)(12)
	First lien senior secured loan	7.86%	Euribor (Q)	5.25%		09/2030		8,651.7	8,340.1	8,651.7	(2)(7)(12)
									22,855.5	23,483.9
Cambrex Corporation (10)	First lien senior secured loan	9.07%	SOFR (M)	4.75%		03/2032		121,493.9	120,291.3	120,886.4	(2)(7)(12)
Creek Parent, Inc. and Creek Feeder, L.P. (10)	First lien senior secured loan	9.57%	SOFR (M)	5.25%		12/2031		123,825.2	121,746.4	121,658.2	(2)(7)(12)
	Limited partnership interest				12/2024		4,209,000		4,209.0	4,589.4	(2)(12)
									125,955.4	126,247.6
Curium BidCo S.a r.l.	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		07/2029		18,270.9	18,302.2	18,210.0	(2)(5)
Grifols Worldwide Operations USA, Inc.	First lien senior secured loan	6.46%	SOFR (Q)	2.00%		11/2027		36,256.5	35,879.9	35,866.7	(2)(5)
Gula Buyer Inc.	First lien senior secured loan	9.32%	SOFR (M)	5.00%		10/2031		150,000.0	148,236.9	148,125.0	(2)(7)(12)
Igea Bidco S.p.A. (10)	First lien senior secured notes	9.69%				09/2031		3,650.8	3,881.2	3,948.3	(2)(5)(12)
Precision Medicine Group, LLC	First lien senior secured loan	7.40%	SOFR (Q)	3.00%		11/2027		4,961.1	4,939.6	4,907.8	(7)
Solar Bidco Limited (10)	First lien senior secured loan	8.36%	Euribor (Q)	6.00%		11/2029		3,831.8	3,587.3	3,749.3	(2)(5)(7)(12)
WCG Purchaser Corp.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		02/2032		19,250.0	19,154.8	19,033.6	(2)(7)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (10)	First lien senior secured loan	10.55%	SOFR (Q)	6.25%		11/2030		4,403.1	4,311.9	4,403.1	(2)(7)(12)
	Limited partnership interest				11/2023		731,000		731.6	725.7	(2)(12)
									5,043.5	5,128.8

									571,893.2	572,790.4		7.70%
Independent Power and Renewable Electricity Producers
Alpha Generation LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		09/2031		1,995.0	1,997.5	1,992.8
BNZ TopCo B.V. (10)	Senior subordinated loan	8.61%	Euribor (Q)	6.25%		10/2030		12,430.5	11,436.5	11,761.2	(2)(5)(7)(12)
Calpine Construction Finance Company, L.P.	First lien senior secured loan	6.32%	SOFR (M)	2.00%		07/2030		14,737.2	14,732.9	14,687.1	(2)
Calpine Corp	First lien senior secured loan	6.07%	SOFR (M)	1.75%		02/2032		5,019.2	5,013.0	5,000.6	(2)
	First lien senior secured loan	6.07%	SOFR (M)	1.75%		01/2031		2,976.9	2,973.1	2,964.9
									7,986.1	7,965.5
Cornerstone Generation, LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		10/2031		2,000.0	2,002.5	1,997.9
Dino BidCo S.p.A.	Senior subordinated loan	5.96%	Euribor (Q)	3.50%		03/2032		321,428.6	329,110.2	340,672.5	(5)(12)(14)
EFS Cogen Holdings I LLC	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		10/2031		7,750.0	7,769.4	7,731.9	(7)
Hamilton Projects Acquiror, LLC	First lien senior secured loan	7.32%	SOFR (M)	3.00%		05/2031		1,965.3	1,965.3	1,961.0	(7)
Lightstone Holdco LLC	First lien senior secured loan	10.04%	SOFR (Q)	5.75%		01/2027		13,892.6	14,027.0	13,944.7	(2)(7)
Sophos Holdings, LLC	First lien senior secured loan	7.94%	SOFR (M)	3.50%		03/2027		16,402.0	16,447.4	16,390.4	(2)(5)
Watt Holdco Limited (10)	First lien senior secured loan	8.00%	Euribor (Q)	5.50%		09/2031		2,898.4	2,892.6	2,901.8	(2)(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.96%	SONIA (Q)	5.50%		09/2031		1,427.6	1,424.7	1,429.2	(2)(5)(7)(12)
									4,317.3	4,331.0

									411,792.1	423,436.0		5.69%
Materials
A-AP Buyer, Inc.	First lien senior secured loan	7.07%	SOFR (M)	2.75%		09/2031		4,261.8	4,260.8	4,240.5	(2)
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC (10)	First lien senior secured revolving loan	9.31%	SOFR (M)	5.00%		08/2028		0.7	0.7	0.7	(2)(7)(12)
	First lien senior secured loan	9.90% PIK	SOFR (Q)	5.50%		02/2030		1,062.2	1,062.2	1,062.2	(2)(7)(12)
	Common units				02/2025		24,390		1,600.5	1,197.2	(2)(12)
									2,663.4	2,260.1
Berlin Packaging L.L.C.	First lien senior secured loan	7.82%	SOFR (M)	3.50%		06/2031		6,292.8	6,306.8	6,266.0
BW Holding, Inc.	First lien senior secured loan	8.46%	SOFR (Q)	4.00%		12/2028		16,937.8	15,445.1	14,011.3	(2)(7)
Charter Next Generation, Inc.	First lien senior secured loan	7.31%	SOFR (M)	3.00%		11/2030		48,765.3	48,827.1	48,671.2	(2)(7)
Flexsys Holdings, Inc.	First lien senior secured loan	9.81%	SOFR (Q)	5.25%		11/2028		10,649.1	9,788.9	6,424.9	(2)(7)
Meyer Laboratory, LLC and Meyer Parent, LLC (10)	First lien senior secured revolving loan	12.00%	Base rate (Q)	4.50%		02/2030		670.4	642.9	670.4	(2)(7)(12)
	First lien senior secured loan	9.82%	SOFR (M)	5.50%		02/2030		11,627.7	11,438.6	11,627.7	(2)(7)(12)
	Common units				02/2024		169,000		169.0	188.6	(12)
									12,250.5	12,486.7
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP (10)(11)	First lien senior secured revolving loan	8.05%	SOFR (Q)	3.75%		03/2031		1,599.9	1,566.1	1,566.0	(2)(7)(12)
	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		03/2031		23,332.6	23,042.0	23,216.0	(2)(7)(12)
	Limited partnership interest				03/2025		781,332		783.7	781.3	(2)(12)
									25,391.8	25,563.3
Pregis TopCo LLC	First lien senior secured loan	8.32%	SOFR (M)	4.00%		07/2026		25,504.2	25,537.0	25,481.5	(2)
Quikrete Holdings, Inc.	First lien senior secured loan	6.57%	SOFR (M)	2.25%		02/2032		16,470.0	16,429.0	16,268.2	(2)
Ranpak Corp.	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		12/2031		7,980.0	7,902.7	7,960.1	(2)(5)
Reagent Chemical & Research, LLC (10)	First lien senior secured revolving loan					04/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.57%	SOFR (M)	5.25%		04/2031		47,783.8	46,953.7	47,783.8	(2)(7)(12)
									46,953.7	47,783.8
Trident TPI Holdings, Inc.	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		09/2028		44,983.2	44,989.0	43,393.5	(2)(7)
USALCO, LLC (10)	First lien senior secured loan	8.30%	SOFR (Q)	4.00%		09/2031		25,592.5	25,565.8	25,564.6	(2)(7)

									292,311.6	286,375.7		3.85%
Consumer Distribution and Retail
BGI Purchaser, Inc. (10)	First lien senior secured revolving loan	8.31%	SOFR (Q)	4.00%		05/2030		11,715.8	11,481.1	11,715.8	(2)(7)(12)
	First lien senior secured loan	9.31%	SOFR (Q)	5.00%		05/2031		34,268.3	33,847.1	34,268.3	(2)(7)(12)
									45,328.2	45,984.1
BR PJK Produce, LLC	First lien senior secured loan	10.71%	SOFR (Q)	6.25%		11/2027		2,691.4	2,664.0	2,691.4	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	10.71%	SOFR (Q)	6.25%		11/2027		456.4	447.8	456.4	(7)(12)
									3,111.8	3,147.8
BradyPlus Holdings, LLC (10)	First lien senior secured loan	9.29%	SOFR (Q)	5.00%		10/2029		31,406.2	30,938.3	31,406.2	(2)(7)(12)
City Line Distributors LLC and City Line Investments LLC (10)	First lien senior secured loan	10.44%	SOFR (M)	6.00%		08/2028		2,760.2	2,712.6	2,760.2	(2)(7)(12)
	Class A units	8.00% PIK			08/2023		120,151		134.4	134.4	(2)(12)
									2,847.0	2,894.6
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (10)	First lien senior secured revolving loan	8.82%	SOFR (M)	4.50%		11/2029		0.6	0.6	0.6	(2)(7)(12)
	First lien senior secured loan	10.32%	SOFR (M)	6.00%		11/2029		4,629.5	4,568.3	4,629.5	(2)(7)(12)
	Limited partnership interest				11/2023		3,544,000		3,827.5	3,489.2	(2)(12)
									8,396.4	8,119.3
LS Group Opco Acquisition LLC	First lien senior secured loan	6.81%	SOFR (M)	2.50%		04/2031		12,889.6	12,877.2	12,784.9	(2)
Madison Safety & Flow LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		09/2031		15,677.1	15,698.8	15,642.8	(2)
Mountaineer Merger Corporation (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%		10/2027		8,872.2	8,719.7	8,689.3	(2)(12)
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (10)	First lien senior secured revolving loan	10.64%	SOFR (Q)	6.25%		05/2029		394.7	362.5	394.7	(2)(7)(9)(12)
	First lien senior secured loan	10.67%	SOFR (Q)	6.25%		05/2029		9,733.1	9,460.4	9,733.1	(2)(7)(12)
	Class B limited liability company interest				05/2023		0.04%		100.0	89.3	(2)(12)
									9,922.9	10,217.1
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc. (10)	First lien senior secured loan	9.32%	SOFR (M)	5.00%		05/2030		49,696.0	48,568.9	49,696.0	(2)(5)(7)(12)
	Class B common stock	8.00% PIK			05/2024		2,158		2,158.0	4,124.6	(2)(5)(12)
									50,726.9	53,820.6
Royal Borrower, LLC and Royal Parent, LP (10)	First lien senior secured revolving loan					07/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.56%	SOFR (M)	5.25%		07/2030		18,558.4	18,314.8	18,558.4	(2)(7)(12)
	Class A preferred units	10.00% PIK			07/2024		2,124,000		2,286.6	1,857.0	(12)
									20,601.4	20,415.4
SCIH Salt Holdings Inc.	First lien senior secured loan	7.29%	SOFR (Q)	3.00%		01/2029		60,340.4	60,290.7	59,764.2	(2)(7)
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (10)(11)	First lien senior secured revolving loan					01/2029		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	10.97%	SOFR (S)	6.75%		01/2029		7,674.3	7,528.5	7,367.3	(2)(7)(12)
	Common units				01/2023		50,000		50.3	4.8	(12)
									7578.8	7372.1

									277,038.1	280,258.4		3.77%
Food and Beverage
Badia Spices, LLC (10)	First lien senior secured loan	8.79%	SOFR (Q)	4.50%		11/2030		128,571.4	126,469.9	126,321.4	(2)(7)(12)
Chobani, LLC	First lien senior secured loan	6.82%	SOFR (M)	2.50%		10/2027		28,830.7	28,879.2	28,806.8	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Demakes Enterprises, LLC (10)	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		12/2029		11,561.0	11,333.8	11,561.0	(2)(7)(12)
Forward Keystone Holdings, LP (10)	Senior subordinated loan	15.00% (8.00% PIK)				03/2029		21,650.4	21,114.3	21,109.1	(2)(12)
	Common units				03/2025		3,532,000		3,532.0	3,532.0	(2)(12)
									24,646.3	24,641.1
RED SPV, LLC	First lien senior secured loan	6.57%	SOFR (S)	2.25%		03/2032		12,455.0	12,393.0	12,361.6	(2)(12)
Spindrift Beverage Co., Inc. and SBC Aggregator LP (10)(11)	First lien senior secured revolving loan	9.56%	SOFR (M)	5.25%		02/2032		143.8	118.7	118.3	(2)(7)(12)
	First lien senior secured loan	9.56%	SOFR (M)	5.25%		02/2032		10,096.6	9,972.4	10,046.1	(7)(12)
	Limited partnership units				02/2025		7,249		7,249.4	7,249.4	(2)(12)
									17,340.5	17,413.8
Sugar PPC Buyer LLC (10)	First lien senior secured loan	9.51%	SOFR (S)	5.25%		10/2030		24,750.0	24,352.8	24,750.0	(2)(7)(12)
Supplying Demand, Inc. (10)	First lien senior secured revolving loan	8.32%	SOFR (Q)	4.00%		11/2027		4,513.0	4,367.9	4,349.9	(2)(7)(12)

									249,783.4	250,205.6		3.36%
Energy
CPPIB OVM Member U.S. LLC	First lien senior secured loan	7.05%	SOFR (M)	2.75%		08/2031		18,793.4	18,724.8	18,652.4	(2)
Freeport LNG Investments, LLLP	First lien senior secured loan	7.55%	SOFR (Q)	3.00%		11/2026		45,393.0	45,352.9	45,317.1	(2)
	First lien senior secured loan	7.54%	SOFR (Q)	3.25%		12/2028		4,966.4	4,970.1	4,896.0	(2)(7)
									50,323.0	50,213.1
HighPeak Energy, Inc.	First lien senior secured loan	11.95%	SOFR (Q)	7.50%		09/2026		21,875.0	21,606.2	21,875.0	(2)(5)(7)(12)
M6 Etx Holdings II Midco LLC	First lien senior secured loan	11.00%	Base rate (Q)	3.50%		09/2029		21,564.0	21,631.3	21,529.3	(2)(7)
Oryx Midstream Services Permian Basin LLC	First lien senior secured loan	6.57%	SOFR (M)	2.25%		10/2028		13,110.3	13,116.4	13,089.1	(2)(7)
Par Petroleum LLC / Par Petroleum Finance Corp	First lien senior secured loan	8.04%	SOFR (Q)	3.75%		02/2030		15,043.3	14,947.4	14,748.8	(2)(7)
Pasadena Performance Products, LLC	First lien senior secured loan	7.75%	SOFR (Q)	3.50%		03/2032		22,000.0	21,928.1	21,931.4	(2)
Prairie ECI Acquiror LP	First lien senior secured loan	8.57%	SOFR (M)	4.25%		08/2029		11,458.5	11,434.8	11,451.4	(2)
TransMontaigne Operating Company L.P.	First lien senior secured loan	7.57%	SOFR (M)	3.25%		11/2028		17,510.4	17,461.8	17,481.2	(2)(7)

									191,173.8	190,971.7		2.57%
Consumer Durables and Apparel
760203 N.B. LTD. (10)	First lien senior secured loan	8.22%	CDOR (M)	5.50%		12/2030		20,335.1	19,826.1	19,826.7	(2)(5)(7)(12)
Delta 2 (Lux) Sarl	First lien senior secured loan	6.30%	SOFR (Q)	2.00%		09/2031		17,955.5	17,979.1	17,905.1	(2)(5)(7)
	First lien senior secured loan	7.82%	SOFR (M)	3.50%		09/2031		8,977.8	8,989.5	8,952.5	(5)(7)
									26,968.6	26,857.6
Recess Holdings, Inc.	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		02/2030		22,250.6	22,253.3	22,222.7	(2)(7)
St Athena Global LLC and St Athena Global Holdings Limited (10)	First lien senior secured revolving loan	9.55%	SOFR (Q)	5.25%		06/2029		1,477.3	1,420.9	1,432.9	(2)(5)(7)(12)
	First lien senior secured loan	9.56%	SOFR (Q)	5.25%		06/2030		32,202.5	31,790.5	31,880.4	(2)(5)(7)(12)
	First lien senior secured loan	9.71%	SONIA (M)	5.25%		06/2030		18,815.0	18,155.2	18,626.8	(2)(5)(7)(12)
									51,366.6	51,940.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	First lien senior secured loan	7.82%	SOFR (Q)	3.50%		08/2031		59,667.4	59,503.0	58,381.0	(2)

									179,917.6	179,228.1		2.41%
Transportation
First Student Bidco Inc.	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		07/2028		48,411.4	48,521.9	48,285.5	(2)(7)
Nordic Ferry Infrastructure AS	Senior subordinated loan	9.49%	NIBOR (Q)	5.00%		11/2031		63,127.4	59,044.9	61,864.8	(2)(5)(12)
	Senior subordinated loan	7.50%	Euribor (Q)	5.00%		11/2031		60,424.6	57,951.3	59,216.1	(2)(5)(12)
									116,996.2	121,080.9

									165,518.1	169,366.4		2.28%
Technology Hardware and Equipment
ConnectWise, LLC	First lien senior secured loan	8.06%	SOFR (Q)	3.50%		09/2028		51,269.0	51,282.3	51,173.1	(2)(7)
Cotiviti Holdings, Inc.	First lien senior secured loan	7.05%	SOFR (S)	2.75%		03/2032		23,889.6	23,625.3	23,322.3
Emerald Debt Merger Sub LLC	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		08/2031		25,679.1	25,576.1	25,417.7	(2)
	First lien senior secured loan	6.93%	SOFR (S)	2.50%		05/2030		16,883.8	16,863.8	16,703.5	(2)
									42,439.9	42,121.2
Excelitas Technologies Corp. (10)	First lien senior secured loan	9.57%	SOFR (M)	5.25%		08/2029		32,500.0	32,500.0	32,500.0	(2)(7)(12)
FL Hawk Intermediate Holdings, Inc. (10)	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		02/2030		7,833.3	7,780.3	7,833.3	(2)(7)(12)
Mirion Technologies, Inc.	First lien senior secured loan	6.55%	SOFR (Q)	2.25%		10/2028		10,754.8	10,756.5	10,717.8	(5)(7)

									168,384.3	167,667.7		2.25%
Automobiles and Components
Clarios Global LP	First lien senior secured loan	6.82%	SOFR (M)	2.50%		05/2030		12,611.4	12,605.8	12,422.3	(2)
Collision SP Subco, LLC (10)	First lien senior secured revolving loan	9.79%	SOFR (Q)	5.50%		01/2030		52.9	47.1	52.9	(2)(7)(12)
	First lien senior secured loan	9.80%	SOFR (S)	5.50%		01/2030		5,145.2	5,071.5	5,145.2	(2)(7)(12)
									5,118.6	5,198.1
Dynamo US Bidco Inc.	First lien senior secured loan	7.76%	SOFR (S)	3.50%		10/2031		13,544.8	13,548.6	13,544.8	(2)(5)
New ChurcHill HoldCo LLC and Victory Topco, LP (10)	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		11/2029		22,891.2	22,578.7	22,891.2	(2)(7)(12)
	Class A-2 common units				11/2023		23,290		2,329.0	4,660.4	(2)(12)
									24,907.7	27,551.6
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP (10)	First lien senior secured loan	9.01%	SOFR (S)	4.75%		03/2031		983.6	969.0	978.7	(7)(12)
	Limited partnership interests				03/2025		344,000		344.0	344.0	(12)
									1,313.0	1,322.7
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC (10)	First lien senior secured revolving loan	10.05%	SOFR (M)	5.75%		02/2030		251.0	182.3	251.0	(2)(7)(12)
	First lien senior secured loan	10.06%	SOFR (Q)	5.75%		02/2031		36,888.3	36,166.8	36,888.3	(2)(7)(12)
	Class A common units				02/2024		1,072		2,636.0	3,056.7	(12)
									38,985.1	40,196.0
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Wand Newco 3, Inc.	First lien senior secured loan	6.82%	SOFR (M)	2.50%		01/2031		67,665.1	67,648.4	66,581.1	(2)

									164,127.2	166,816.6		2.24%
Telecommunication Services
Expereo USA, Inc. and Ristretto Bidco B.V. (10)	First lien senior secured loan	10.80% (3.50% PIK)	SOFR (Q)	6.50%		12/2030		59,776.8	59,192.6	59,144.5	(2)(5)(7)(12)
Infoblox Inc	First lien senior secured loan	7.07%	SOFR (Q)	2.75%		11/2029		26,754.1	26,682.4	26,429.8	(2)
QualityTech, LP	First lien senior secured loan	7.81%	SOFR (M)	3.50%		11/2031		13,084.4	12,960.7	13,051.7	(2)(5)(12)
Switch Master Holdco LLC	Private asset-backed investment	7.32%	SOFR (M)	3.00%		12/2025		6,745.9	6,682.6	6,745.9	(2)(12)
Zayo Group Holdings, Inc.	First lien senior secured loan	7.44%	SOFR (M)	3.00%		03/2027		21,534.7	19,798.7	20,000.3	(2)
	First lien senior secured notes	4.00%				03/2027		5,275.0	4,901.7	4,804.7	(2)
									24,700.4	24,805.0

									130,218.7	130,176.9		1.75%
Household and Personal Products
Opal US LLC	First lien senior secured loan	7.80%	SOFR (S)	3.50%		03/2032		35,000.0	34,825.0	34,868.8	(12)
pH Beauty Holdings III, Inc.	First lien senior secured loan	9.32%	SOFR (Q)	5.00%		09/2027		26,616.1	26,361.7	26,483.0	(2)(12)
Silk Holdings III Corp. and Silk Holdings I Corp. (10)	First lien senior secured revolving loan	8.32%	SOFR (Q)	4.00%		05/2029		3,676.6	3,577.9	3,676.6	(2)(7)(12)
	First lien senior secured loan	9.82%	SOFR (M)	5.50%		05/2029		35,259.1	34,617.3	35,259.5	(2)(7)(12)
	Common stock				05/2023		100		100.0	230.0	(2)(12)
									38,295.2	39,166.1
TCI Buyer LLC and TCI Holdings, LP (10)	First lien senior secured loan	9.07%	SOFR (M)	4.75%		11/2030		23,627.8	23,291.2	23,273.7	(2)(7)(12)
	Common stock				11/2024		16,940		1,694.0	1,694.0	(2)(12)
									24,985.2	24,967.7

									124,467.1	125,485.6		1.69%
Real Estate Management and Development
Pallas Funding Trust No.2	Private asset-backed investment	11.94%	BBSY (M)	7.85%		02/2027		1,336.8	1,387.5	1,336.8	(5)(12)
	Private asset-backed investment	7.24%	BBSY (M)	3.15%		10/2027		763.8	810.9	763.8	(5)(12)
									2,198.4	2,100.6
Pallas NZ Funding Trust No. 1	Private asset-backed investment	10.11%	BBSY (M)	6.15%		07/2026		1,350.9	1,425.5	1,350.9	(5)(12)
Quintain Investments Holdings Limited (11)	Private asset-backed investment	11.00%			08/2024		31,418,350		40,675.9	42,958.0	(2)(5)(12)
	Private asset-backed investment				08/2024		54,289		—	—	(2)(5)(12)
									40,675.9	42,958.0

									44,299.8	46,409.5		0.62%
Gas Utilities
AL GCX Fund VIII Holdings LLC	First lien senior secured loan	6.32%	SOFR (M)	2.00%		01/2032		1,500.0	1,496.3	1,488.8	(2)
CQP Holdco L.P.	First lien senior secured loan	6.30%	SOFR (Q)	2.00%		12/2030		5,000.0	5,021.0	4,983.1	(5)(7)

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									6,517.3	6,471.9		0.09%
Equity Real Estate Investment Trusts (REITs)
Vantage Data Centers Europe S.a r.l. (10)	Private asset-backed investment	9.11%	Euribor (M)	6.75%		05/2029		2,084.3	2,033.6	2,084.3	(2)(5)(12)

									2,033.6	2,084.3		0.03%

Total Investments									$13,619,335.3	$13,655,084.9	(13)	183.49%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$117,637	NOK	1,327,000	Wells Fargo Bank, N.A.	April 28, 2025	$(4,294)
Foreign currency forward contract	$115,758		€110,643	Canadian Imperial Bank of Commerce	April 28, 2025	(2,041)
Foreign currency forward contract	$102,914		€92,908	Wells Fargo Bank, N.A.	February 28, 2028	(1,244)
Foreign currency forward contract	$99,932		£78,557	Canadian Imperial Bank of Commerce	August 16, 2027	(416)
Foreign currency forward contract	$99,721		€90,000	Canadian Imperial Bank of Commerce	February 28, 2028	(1,191)
Foreign currency forward contract	$65,321		€62,500	Wells Fargo Bank, N.A.	April 28, 2025	(1,188)
Foreign currency forward contract	$42,703		£33,567	Canadian Imperial Bank of Commerce	June 11, 2027	(190)
Foreign currency forward contract	$41,279	CAD	55,426	Canadian Imperial Bank of Commerce	November 16, 2026	876
Foreign currency forward contract	$40,276		€36,266	Wells Fargo Bank, N.A.	March 30, 2027	(179)
Foreign currency forward contract	$37,777		£30,369	Wells Fargo Bank, N.A.	August 21, 2026	(654)
Foreign currency forward contract	$36,005	CAD	51,586	Wells Fargo Bank, N.A.	April 28, 2025	36
Foreign currency forward contract	$31,292	CAD	43,302	Canadian Imperial Bank of Commerce	March 31, 2028	(97)
Foreign currency forward contract	$30,770		£25,000	Wells Fargo Bank, N.A.	April 28, 2025	(752)
Foreign currency forward contract	$30,388		¥4,242,140	Canadian Imperial Bank of Commerce	January 31, 2028	(252)
Foreign currency forward contract	$28,646	CAD	39,674	Canadian Imperial Bank of Commerce	January 31, 2028	(29)
Foreign currency forward contract	$25,450	CAD	35,598	Canadian Imperial Bank of Commerce	March 31, 2027	(50)
Foreign currency forward contract	$20,824		£16,919	Canadian Imperial Bank of Commerce	April 28, 2025	(508)
Foreign currency forward contract	$12,330	AUD	19,036	Wells Fargo Bank, N.A.	November 17, 2026	201
Foreign currency forward contract	$11,370		£9,005	Canadian Imperial Bank of Commerce	March 31, 2026	(118)
Foreign currency forward contract	$9,007	CAD	12,123	Canadian Imperial Bank of Commerce	June 11, 2027	151
Foreign currency forward contract	$8,433		£6,695	Canadian Imperial Bank of Commerce	August 21, 2026	(91)
Foreign currency forward contract	$5,448		€4,911	Canadian Imperial Bank of Commerce	March 26, 2026	16
Foreign currency forward contract	$5,004	NOK	54,034	Canadian Imperial Bank of Commerce	March 31, 2026	(62)
Foreign currency forward contract	$4,328		€3,876	Canadian Imperial Bank of Commerce	May 22, 2026	24
Foreign currency forward contract	$3,877		€3,453	Canadian Imperial Bank of Commerce	March 30, 2027	(1)
Foreign currency forward contract	$3,626		€3,268	Wells Fargo Bank, N.A.	December 17, 2027	(36)
Foreign currency forward contract	$3,561		€3,268	Wells Fargo Bank, N.A.	December 17, 2026	(42)
Foreign currency forward contract	$2,985	NZD	4,934	Canadian Imperial Bank of Commerce	July 17, 2026	80
Foreign currency forward contract	$2,779	AUD	4,193	Canadian Imperial Bank of Commerce	February 18, 2026	73
Foreign currency forward contract	$2,748		€2,658	Wells Fargo Bank, N.A.	April 17, 2025	(65)
Foreign currency forward contract	$2,588	AUD	3,918	Canadian Imperial Bank of Commerce	September 30, 2026	67
Foreign currency forward contract	$2,035	CAD	2,782	Wells Fargo Bank, N.A.	November 16, 2026	25
Foreign currency forward contract	$1,957		€1,737	Canadian Imperial Bank of Commerce	March 27, 2028	(16)
Foreign currency forward contract	$1,906		€1,737	Canadian Imperial Bank of Commerce	March 27, 2026	(9)
Foreign currency forward contract	$1,747		£1,440	Wells Fargo Bank, N.A.	March 31, 2026	(54)
Foreign currency forward contract	$1,745		€1,634	Wells Fargo Bank, N.A.	December 17, 2025	(23)
Foreign currency forward contract	$619		£480	Wells Fargo Bank, N.A.	November 02, 2026	2
Foreign currency forward contract	$162		€146	Canadian Imperial Bank of Commerce	March 31, 2026	2
Foreign currency forward contract	$100		€90	Canadian Imperial Bank of Commerce	September 30, 2025	—
Foreign currency forward contract	$99		€90	Canadian Imperial Bank of Commerce	June 30, 2025	—
Foreign currency forward contract	$99		€88	Canadian Imperial Bank of Commerce	December 29, 2025	—
Foreign currency forward contract	$72	NZD	118	Canadian Imperial Bank of Commerce	April 17, 2025	2
Foreign currency forward contract	$71	NZD	116	Canadian Imperial Bank of Commerce	July 17, 2025	2
Foreign currency forward contract	$66	NZD	108	Canadian Imperial Bank of Commerce	October 17, 2025	2
Foreign currency forward contract	$65	NZD	106	Canadian Imperial Bank of Commerce	January 20, 2026	2
Foreign currency forward contract	$64	NZD	105	Canadian Imperial Bank of Commerce	April 17, 2026	2
Total						$(12,039)
Interest rate swaps
See accompanying notes to consolidated financial statements.

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.649%	Wells Fargo Bank, N.A.	03/15/2028	$1,000,000	$9,427	$—	$10,932
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.208%	Wells Fargo Bank, N.A.	08/15/2029	700,000	11,931	—	11,005
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.302%	Wells Fargo Bank, N.A.	02/15/2030	750,000	(14,257)	—	13,762
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.829%	Wells Fargo Bank, N.A.	03/21/2032	750,000	27,954	—	27,954
Total						$3,200,000	$35,055	$—	$63,653
________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of December 31, 2024 represented 183% of the Fund’s net assets or 95% of the Fund’s total assets, may be subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Fund is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2025 in which the issuer was an Affiliated Person of the Fund (but not a portfolio company that the Fund is deemed to Control) are as follows:

For the Three Months Ended March 31, 2025									As of March 31, 2025
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	$1,872.5	$94.7	$—	$977.3	$—	$37.2	$1.2	$1,288.0	$54,665.2
OPH NEP Investment, LLC	4,350.9	—	—	943.7	—	—	—	503.1	40,557.4
	$6,223.4	$94.7	$—	$1,921.0	$—	$37.2	$1.2	$1,791.1	$95,222.6

(5)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 24% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of March 31, 2025.

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

(8)As of March 31, 2025, no amounts were funded by the Fund under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(9)As of March 31, 2025, in addition to the amounts funded by the Fund under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

See accompanying notes to consolidated financial statements.

(10)As of March 31, 2025, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
3 Step Sports LLC	$13,584.9	$—	$13,584.9	$—	$(13,058.6)	$526.3
760203 N.B. LTD.	4,262.5	—	4,262.5	—	—	4,262.5
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	996.5	—	996.5	—	—	996.5
Actfy Buyer, Inc.	15,000.0	—	15,000.0	—	—	15,000.0
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
ADMA Biologics Inc.	1.0	(0.6)	0.4	—	—	0.4
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC	281.5	(0.7)	280.8	—	—	280.8
Adonis Bidco Inc.	43,835.6	—	43,835.6	—	—	43,835.6
Aduro Advisors, LLC	11,758.3	—	11,758.3	—	—	11,758.3
Aerin Medical Inc.	7,022.1	—	7,022.1	—	—	7,022.1
AI Titan Parent, Inc.	17,304.7	—	17,304.7	—	—	17,304.7
Airx Climate Solutions, Inc.	14,342.0	—	14,342.0	—	—	14,342.0
Alcami Corporation	547.9	(41.1)	506.8	—	—	506.8
Aldinger Company Inc	10,773.8	—	10,773.8	—	—	10,773.8
AMCP Clean Acquisition Company, LLC	1,674.8	—	1,674.8	—	—	1,674.8
Amerivet Partners Management, Inc. and AVE Holdings LP	3,393.9	—	3,393.9	—	—	3,393.9
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	20,543.9	(1,820.2)	18,723.7	—	—	18,723.7
Aptean, Inc. and Aptean Acquiror Inc.	22,524.2	—	22,524.2	—	—	22,524.2
ArchKey Holdings Inc.	2,081.6	—	2,081.6	—	—	2,081.6
Artifact Bidco, Inc.	10,426.1	—	10,426.1	—	—	10,426.1
Artivion, Inc.	18,115.7	(1,983.0)	16,132.7	—	—	16,132.7
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	(1,032.1)	2,408.3	—	—	2,408.3
Badia Spices, LLC	21,428.6	—	21,428.6	—	—	21,428.6
Bamboo US BidCo LLC	8,474.7	—	8,474.7	—	—	8,474.7
BCPE Pequod Buyer, Inc.	8,673.6	—	8,673.6	—	—	8,673.6
BGI Purchaser, Inc.	33,329.5	(11,715.8)	21,613.7	—	—	21,613.7
BGIF IV Fearless Utility Services, Inc.	22,688.7	(520.4)	22,168.3	—	—	22,168.3
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC	9,943.6	—	9,943.6	—	—	9,943.6
BNZ TopCo B.V.	21,035.3	—	21,035.3	—	—	21,035.3
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
BradyPlus Holdings, LLC	722.7	—	722.7	—	—	722.7
BrightStar Group Holdings, Inc.	4,237.7	—	4,237.7	—	—	4,237.7
Bumble Bidco Limited	3,227.6	—	3,227.6	—	—	3,227.6
BVI Medical, Inc. and BVI Group Limited	16,900.0	—	16,900.0	—	—	16,900.0
Cambrex Corporation	34,000.1	—	34,000.1	—	—	34,000.1
Cannon Bridge Designated Activity Company	6,512.0	(1,533.0)	4,979.0	—	—	4,979.0
CBTS Borrower, LLC and CBTS TopCo, L.P.	1,900.0	—	1,900.0	—	—	1,900.0
Celnor Group Limited	269.9	—	269.9	—	—	269.9
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	4,310.3	(97.1)	4,213.2	—	—	4,213.2
Cezanne Bidco	5,958.6	—	5,958.6	—	—	5,958.6
Chillaton Bidco Limited	2,629.7	—	2,629.7	—	—	2,629.7
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Cliffwater LLC	1,470.6	—	1,470.6	—	—	1,470.6
Collision SP Subco, LLC	819.4	(52.9)	766.5	—	—	766.5
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Cradle Lux Bidco S.A.R.L.	4,455.2	—	4,455.2	—	—	4,455.2
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Creek Parent, Inc. and Creek Feeder, L.P.	21,965.8	—	21,965.8	—	—	21,965.8
Databricks, Inc.	12.2	—	12.2	—	—	12.2
Davidson Hotel Company LLC	3,456.0	(355.9)	3,100.1	—	—	3,100.1
Demakes Enterprises, LLC	3,292.7	—	3,292.7	—	—	3,292.7
Diamond Mezzanine 24 LLC	18,750.0	—	18,750.0	—	—	18,750.0
Diligent Corporation	12,896.5	(53.5)	12,843.0	—	—	12,843.0
Dorado Bidco, Inc.	7,519.8	(9.5)	7,510.3	—	—	7,510.3
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	23,318.6	(534.7)	22,783.9	—	—	22,783.9
DP Flores Holdings, LLC	22,210.7	—	22,210.7	—	—	22,210.7
DriveCentric Holdings, LLC	2,346.3	—	2,346.3	—	—	2,346.3
Drogon Bidco Inc. & Drogon Aggregator LP	16,519.3	—	16,519.3	—	—	16,519.3
Duraserv LLC	12,591.9	—	12,591.9	—	—	12,591.9
EC Partners Spanish BidCo, S.L.U.	901.2	—	901.2	—	—	901.2
Echo Purchaser, Inc.	6,522.7	—	6,522.7	—	—	6,522.7
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	30,382.5	—	30,382.5	—	—	30,382.5
Edmunds Govtech, Inc.	3,669.1	(301.4)	3,367.7	—	—	3,367.7
Einstein Parent, Inc.	1,719.9	—	1,719.9	—	—	1,719.9
EMB Purchaser, Inc.	65,986.0	—	65,986.0	—	—	65,986.0
Empower Payments Investor, LLC	2,674.4	—	2,674.4	—	—	2,674.4
Envisage Management Ltd	3,586.7	—	3,586.7	—	—	3,586.7
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT	30,682.0	—	30,682.0	—	—	30,682.0
Eternal Aus Bidco Pty Ltd	928.8	—	928.8	—	—	928.8
Excel Fitness Consolidator LLC	1,068.6	—	1,068.6	—	—	1,068.6
Excelitas Technologies Corp.	32,500.0	—	32,500.0	—	—	32,500.0
Expereo USA, Inc. and Ristretto Bidco B.V.	15,713.5	—	15,713.5	—	—	15,713.5
Fever Labs, Inc.	20,625.7	(7,007.7)	13,618.0	—	—	13,618.0
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	2,349.6	—	2,349.6	—	—	2,349.6
Firebird Acquisition Corp, Inc.	12,604.0	—	12,604.0	—	—	12,604.0
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	20,208.3	(2,404.9)	17,803.4	—	—	17,803.4
FL Hawk Intermediate Holdings, Inc.	726.1	—	726.1	—	—	726.1
Flint OpCo, LLC	3,474.2	—	3,474.2	—	—	3,474.2
FlyWheel Acquireco, Inc.	1,607.1	(1,071.4)	535.7	—	—	535.7
Forward Keystone Holdings, LP	8,261.9	—	8,261.9	—	—	8,261.9
Frontline Road Safety Operations, LLC	25,807.7	—	25,807.7	—	—	25,807.7
GAPCO AIV Interholdco (CP), L.P.	31,304.0	—	31,304.0	—	—	31,304.0
GC Waves Holdings, Inc.	12,652.0	—	12,652.0	—	—	12,652.0
Generator US Buyer, Inc.	2,554.3	—	2,554.3	—	—	2,554.3
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	8,221.1	—	8,221.1	—	—	8,221.1
Global Music Rights, LLC	13,645.8	—	13,645.8	—	—	13,645.8
Goldeneye Parent, LLC	2,778.9	—	2,778.9	—	—	2,778.9
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	2,358.4	—	2,358.4	—	—	2,358.4
GSV Purchaser, Inc.	25,300.7	—	25,300.7	—	—	25,300.7
GTCR Everest Borrower, LLC	1,659.6	—	1,659.6	—	—	1,659.6
GTCR F Buyer Corp. and GTCR (D) Investors LP	5,400.0	—	5,400.0	—	—	5,400.0
Guidepoint Security Holdings, LLC	2,659.5	—	2,659.5	—	—	2,659.5
Hakken Midco B.V.	848.6	—	848.6	—	—	848.6
Hanger, Inc.	5,265.9	—	5,265.9	—	—	5,265.9
Harbourvest Global Private Equity Limited	65,000.0	(26,000.0)	39,000.0	—	—	39,000.0
Helios Service Partners, LLC and Astra Service Partners, LLC	5,432.4	(0.2)	5,432.2	—	—	5,432.2
Higginbotham Insurance Agency, Inc. and HIG Intermediate, Inc.	2,694.2	—	2,694.2	—	—	2,694.2
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	256.5	(0.6)	255.9	—	—	255.9
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC	19,741.2	(905.6)	18,835.6	—	—	18,835.6
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
HP RSS Buyer, Inc.	4,084.9	—	4,084.9	—	—	4,084.9
HPCC Parent, Inc. and Patriot Container Corp.	6,155.1	—	6,155.1	—	—	6,155.1
HuFriedy Group Acquisition LLC	7,139.3	(213.1)	6,926.2	—	—	6,926.2
Hyland Software, Inc.	1,102.9	(58.8)	1,044.1	—	—	1,044.1
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
ID.me, LLC	25,040.7	—	25,040.7	—	—	25,040.7
IFH Franchisee Holdings, LLC	27,513.7	(11,194.0)	16,319.7	—	—	16,319.7
Igea Bidco S.p.A.	944.1	—	944.1	—	—	944.1
Indigo Acquisition B.V.	562.7	—	562.7	—	—	562.7
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	12,762.8	(170.5)	12,592.3	—	—	12,592.3
Internet Truckstop Group LLC	1,990.0	—	1,990.0	—	—	1,990.0
Keystone Agency Partners LLC	7,308.5	—	7,308.5	—	—	7,308.5
Kings Buyer, LLC	2,451.4	(776.3)	1,675.1	—	—	1,675.1
KPS Global LLC and Cool Group LLC	3,073.6	—	3,073.6	—	—	3,073.6
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	13,139.0	—	13,139.0	—	—	13,139.0
League One Volleyball Clubs, LLC and League One Volleyball, Inc.	2.6	—	2.6	—	—	2.6
Legends Hospitality Holding Company, LLC, Stadium Coinvest (B)-III, L.P. and ASM Buyer, Inc.	4,803.5	(1,975.3)	2,828.2	—	—	2,828.2
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	(48.6)	133.6	—	—	133.6
Lightbeam Bidco, Inc.	2,150.8	(0.6)	2,150.2	—	—	2,150.2
LivTech Purchaser, Inc.	5,538.2	—	5,538.2	—	—	5,538.2
Magellan Topco	180.2	—	180.2	—	—	180.2
Mai Capital Management Intermediate LLC	4,271.5	(403.5)	3,868.0	—	—	3,868.0
MCF CLO 12 LLC	9,950.0	—	9,950.0	—	—	9,950.0
Medlar Bidco Limited	79,156.7	—	79,156.7	—	—	79,156.7
Metatiedot Bidco OY and Metatiedot US, LLC	3,450.9	—	3,450.9	—	—	3,450.9
Meyer Laboratory, LLC and Meyer Parent, LLC	3,268.2	(670.4)	2,597.8	—	—	2,597.8
Mountaineer Merger Corporation	11,254.0	(8,872.2)	2,381.8	—	—	2,381.8
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,100.0	(601.2)	4,498.8	—	—	4,498.8
MSIS Holdings, Inc. and MS Precision Parent, LP	15,155.6	—	15,155.6	—	—	15,155.6
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc.	7,861.5	(192.9)	7,668.6	—	—	7,668.6
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	12,196.0	(1,599.9)	10,596.1	—	—	10,596.1
Netsmart, Inc. and Netsmart Technologies, Inc.	22,120.1	—	22,120.1	—	—	22,120.1
New ChurcHill HoldCo LLC and Victory Topco, LP	9,576.2	—	9,576.2	—	—	9,576.2
Next Holdco, LLC	1,697.6	—	1,697.6	—	—	1,697.6
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC	6,146.2	(99.2)	6,047.0	—	—	6,047.0
North Haven Stack Buyer, LLC	4.1	—	4.1	—	—	4.1
North Star Acquisitionco, LLC and Toucan Bidco Limited	2,550.0	—	2,550.0	—	—	2,550.0
Northwinds Holding, Inc. and Northwinds Services Group LLC	10,153.6	(833.3)	9,320.3	—	—	9,320.3
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	3,915.1	(397.3)	3,517.8	—	—	3,517.8
Orange Barrel Media, LLC/IKE Smart City, LLC	3,057.8	—	3,057.8	—	—	3,057.8
Pallas NZ Funding Trust No. 1	1,350.8	(1,350.8)	—	—	—	—
Paragon 28, Inc. and Paragon Advanced Technologies, Inc.	7,072.4	(0.5)	7,071.9	—	—	7,071.9
Paris US Holdco, Inc. & 1001028292 Ontario Inc.	22,095.5	(84.4)	22,011.1	—	—	22,011.1
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4,783.5	—	4,783.5	—	—	4,783.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	2,200.0	—	2,200.0	—	—	2,200.0
PCMI Parent, LLC and PCMI Ultimate Holdings, LP	4,405.6	—	4,405.6	—	—	4,405.6
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
PCS MidCo, Inc. and PCS Parent, L.P.	3,088.6	(238.6)	2,850.0	—	—	2,850.0
PestCo Holdings, LLC and PestCo, LLC	2,463.4	—	2,463.4	—	—	2,463.4
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc.	7,139.2	—	7,139.2	—	—	7,139.2
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	9,091.5	(634.0)	8,457.5	—	—	8,457.5
Premiere Buyer, LLC	7,905.4	—	7,905.4	—	—	7,905.4
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	2.0	(2.0)	—	—	—	—
PSC Parent, Inc.	14,008.1	(6,731.4)	7,276.7	—	—	7,276.7
PumpTech, LLC and Impel CV-B, LP	12,133.9	—	12,133.9	—	—	12,133.9
PYE-Barker Fire & Safety, LLC	36,686.9	(1,085.7)	35,601.2	—	—	35,601.2
QBS Parent, Inc.	1,490.5	—	1,490.5	—	—	1,490.5
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	11,934.7	—	11,934.7	—	—	11,934.7
Raven Acquisition Holdings, LLC	7,247.5	—	7,247.5	—	—	7,247.5
Reagent Chemical & Research, LLC	8,783.8	(416.4)	8,367.4	—	—	8,367.4
Revival Animal Health, LLC	1,902.6	(190.3)	1,712.3	—	—	1,712.3
RFS Opco LLC	6,250.0	—	6,250.0	—	—	6,250.0
Royal Borrower, LLC and Royal Parent, LP	14,506.8	(343.2)	14,163.6	—	—	14,163.6
Runway Bidco, LLC	699.8	—	699.8	—	—	699.8
RWA Wealth Partners, LLC	7,610.0	—	7,610.0	—	—	7,610.0
Sapphire Software Buyer, Inc.	6,818.3	—	6,818.3	—	—	6,818.3
Saturn Purchaser Corp.	2,240.4	—	2,240.4	—	—	2,240.4
Severin Acquisition, LLC	36,733.9	(2,221.8)	34,512.1	—	—	34,512.1
SIG Parent Holdings, LLC	16,673.1	—	16,673.1	—	—	16,673.1
Signia Aerospace, LLC	1,730.8	—	1,730.8	—	—	1,730.8
Silk Holdings III Corp. and Silk Holdings I Corp.	5,940.6	(3,676.6)	2,264.0	—	—	2,264.0
Solar Bidco Limited	1,074.1	—	1,074.1	—	—	1,074.1
Spaceship Purchaser, Inc.	35,017.2	—	35,017.2	—	—	35,017.2
Spark Purchaser, Inc.	2,702.7	—	2,702.7	—	—	2,702.7
Spindrift Beverage Co., Inc. and SBC Aggregator LP	3,172.3	(143.8)	3,028.5	—	—	3,028.5
Spruce Bidco II Inc.	24,692.5	—	24,692.5	—	—	24,692.5
St Athena Global LLC and St Athena Global Holdings Limited	5,783.6	(1,477.3)	4,306.3	—	—	4,306.3
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	1,530.9	—	1,530.9	—	—	1,530.9
Sugar PPC Buyer LLC	5,314.4	—	5,314.4	—	—	5,314.4
Sunbit Receivables Trust IV	2,700.0	(1,620.0)	1,080.0	—	—	1,080.0
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	35,275.0	—	35,275.0	—	—	35,275.0
Superman Holdings, LLC	10,343.7	—	10,343.7	—	—	10,343.7
Supplying Demand, Inc.	18,643.7	(4,513.0)	14,130.7	—	—	14,130.7
SV Newco 2, Inc.	12,265.8	(35.6)	12,230.2	—	—	12,230.2
TCI Buyer LLC and TCI Holdings, LP	18,204.8	—	18,204.8	—	—	18,204.8
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP	3,466.7	—	3,466.7	—	—	3,466.7
The Hiller Companies, LLC	9,245.6	(137.6)	9,108.0	—	—	9,108.0
Transit Technologies LLC	5,104.3	—	5,104.3	—	—	5,104.3
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC	5,121.3	(251.0)	4,870.3	—	—	4,870.3
Truist Insurance Holdings, LLC	4,792.2	(611.8)	4,180.4	—	—	4,180.4
TSS Buyer, LLC	1,459.9	—	1,459.9	—	—	1,459.9
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	6,527.9	(549.4)	5,978.5	—	—	5,978.5
Unity Purchaser, LLC and Unity Ultimate Holdings, LP	11,940.1	—	11,940.1	—	—	11,940.1
UP Intermediate II LLC and UPBW Blocker LLC	2,210.2	(70.7)	2,139.5	—	—	2,139.5
USALCO, LLC	2,643.4	—	2,643.4	—	—	2,643.4
Vamos Bidco, Inc.	8,234.9	—	8,234.9	—	—	8,234.9
Vantage Data Centers Europe S.a r.l.	1,733.3	—	1,733.3	—	—	1,733.3
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	13,092.5	(1,035.3)	12,057.2	—	—	12,057.2
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	16,073.7	—	16,073.7	—	—	16,073.7
Viper Bidco, Inc.	4,259.3	—	4,259.3	—	—	4,259.3
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	19,313.8	(7,238.7)	12,075.1	—	—	12,075.1
Watt Holdco Limited	633.7	—	633.7	—	—	633.7
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	194.6	—	194.6	—	—	194.6
Wellington Bidco Inc. and Wellington TopCo LP	18,826.7	(1,189.7)	17,637.0	—	—	17,637.0
Wellington-Altus Financial Inc.	1,115.9	—	1,115.9	—	—	1,115.9
World Insurance Associates, LLC and World Associates Holdings, LLC	7,086.2	—	7,086.2	—	—	7,086.2
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	847.5	(51.2)	796.3	—	—	796.3
WRE Sports Investments LLC	8,338.1	—	8,338.1	—	(8,338.1)	—
Zinc Buyer Corporation	19,265.6	—	19,265.6	—	—	19,265.6
	$2,033,601.9	$(121,450.7)	$1,912,151.2	$—	$(21,396.7)	$1,890,754.5

(11)As of March 31, 2025, the Fund was party to agreements to fund equity investment commitments as follows:
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
A8 - A (Feeder) L.P.	$1,681.9	$(1,282.4)	$399.5	$—	$399.5
Advent International GPE VII-E Limited Partnership	2,439.9	(1,799.9)	640.0	—	640.0
Apax Europe VI - A, L.P.	1,081.3	(753.2)	328.1	—	328.1
Apax Europe VII - B, L.P.	727.4	(419.8)	307.6	—	307.6
Apax VIII - B, L.P.	700.9	(489.9)	211.0	—	211.0
BC European Capital IX - 2 LP	960.3	(908.8)	51.5	—	51.5
Blackstone Capital Partners VI L.P.	2,372.0	(1,603.7)	768.3	—	768.3
Catterton Partners VII, L.P.	2,261.4	(1,623.9)	637.5	—	637.5
Constellation Wealth Capital Fund, L.P.	3,856.1	(2,331.5)	1,524.6	—	1,524.6
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	213.5	—	213.5	—	213.5
GSM Rights Fund II LP	9,470.7	—	9,470.7	—	9,470.7
GTCR F Buyer Corp. and GTCR (D) Investors LP	23.1	—	23.1	—	23.1
Insight Venture Partners (Cayman) VII, LP	2,561.8	(2,552.4)	9.4	—	9.4
Insight Venture Partners (Delaware) VIII, LP	2,363.5	(2,226.2)	137.3	—	137.3
Linden Structured Capital Fund II-A LP	2,903.2	(1,470.7)	1,432.5	—	1,432.5
MidOcean CLO Equity Fund I, LP	43.6	—	43.6	—	43.6
Montagu V (US) L.P.	1,819.5	(1,573.4)	246.1	—	246.1
Montagu VII (B) SCSp	700.0	—	700.0	—	700.0
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	1,172.0	(781.3)	390.7	—	390.7
New Mountain Partners III, L.P.	761.3	(394.6)	366.7	—	366.7
New Mountain Partners IV, L.P.	2,502.0	(1,763.5)	738.5	—	738.5
Onex Partners III LP	2,186.8	(1,352.3)	834.5	—	834.5
Onex Partners IV LP	3,236.5	(3,041.4)	195.1	—	195.1
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4.0	—	4.0	—	4.0
Providence Equity Partners VII-A L.P.	3,791.9	(3,108.7)	683.2	—	683.2
PumpTech, LLC and Impel CV-B, LP	321.4	—	321.4	—	321.4
Quintain Investments Holdings Limited	9,962.0	—	9,962.0	—	9,962.0
Silver Lake Partners IV, L.P.	2,065.5	(2,014.6)	50.9	—	50.9
Spindrift Beverage Co., Inc. and SBC Aggregator LP	1,035.6	—	1,035.6	—	1,035.6
Thoma Bravo Fund XI-A, L.P.	1,858.8	(1,638.8)	220.0	—	220.0
Thoma Bravo Special Opportunities Fund II-A, L.P.	2,707.6	(2,536.0)	171.6	—	171.6
Tikehau Green Diamond II CFO Equity LP	1,971.8	—	1,971.8	—	1,971.8
Tikehau Ruby CLO Equity LP	577.4	—	577.4	—	577.4
Tikehau Topaz LP	435.4	—	435.4	—	435.4
TPG Partners VI, L.P.	1,159.2	(434.2)	725.0	—	725.0
Trident VI Parallel Fund, L.P.	2,008.5	(1,732.1)	276.4	—	276.4
Vector Capital IV, L.P.	332.2	(297.1)	35.1	—	35.1
Vector Capital VI, L.P.	100.0	—	100.0	—	100.0
Vista Equity Partners Fund V-A, L.P.	1,600.5	(1,299.7)	300.8	—	300.8
Wellington-Altus Financial Inc.	2,615.7	—	2,615.7	—	2,615.7
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
	$78,591.8	$(39,430.1)	$39,161.7	$—	$39,161.7

(12)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 for more information regarding the fair value of the Fund’s investments.

(13)As of March 31, 2025, the estimated net unrealized gain for federal tax purposes was approximately $50.3 million based on a tax cost basis of approximately $13.6 billion. As of March 31, 2025, the estimated aggregate gross unrealized gain for federal income tax purposes was $136.5 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $86.2 million.

(14)In connection with the Fund’s investment in this portfolio company’s senior subordinated loan, the Fund entered into a secured borrowing arrangement. As a result, the Fund recorded a $247.8 million liability, included in “secured borrowing” in the accompanying consolidated statement of assets and liabilities. As of March 31, 2025, the interest rate in effect for the secured borrowing was 4.59%, or Euribor + 2.10%.
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
Sports, Media and Entertainment
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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operations:
Net investment income	$148,490	$46,079
Net realized gains	5,307	2,960
Net unrealized (losses) gains	(59,269)	8,104
Net increase in net assets resulting from operations	94,528	57,143
Distributions to shareholders:
Distributed earnings - Class I	(131,012)	(39,794)
Distributed earnings - Class S	(19,597)	(8,376)
Distributed earnings - Class D	(10,174)	(1,497)
Net decrease in net assets from distributions	(160,783)	(49,667)
Share transactions:
Class I:
Proceeds from shares sold	1,245,651	419,424
Distributions reinvested	39,507	10,682
Repurchased shares, net of early repurchase deduction	(20,813)	(10,250)
Net increase in net assets from share transactions	1,264,345	419,856
Class S:
Proceeds from shares sold	163,745	144,981
Distributions reinvested	4,992	1,049
Repurchased shares, net of early repurchase deduction	(9,156)	(126)
Net increase in net assets from share transactions	159,581	145,904
Class D:
Proceeds from shares sold	180,223	19,560
Distributions reinvested	3,342	242
Net increase in net assets from share transactions	183,565	19,802
Total increase in net assets	1,541,236	593,038
Net assets, beginning of period	5,900,696	1,761,392
Net assets, end of period	$7,441,932	$2,354,430

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$94,528	$57,143
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments and foreign currency transactions	(5,307)	(2,960)
Net unrealized losses (gains) on investments and foreign currency transactions	59,269	(8,104)
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	(1,088)	—
Net accretion of discount on investments	(6,040)	(2,863)
PIK interest	(11,509)	(483)
Collections of PIK interest	141	—
PIK dividends	(1,306)	(2,648)
Amortization of debt issuance costs	3,415	1,007
Accretion of discount on notes payable	1,251	—
Amortization of offering costs	472	—
Purchases of investments	(4,197,198)	(1,121,940)
Proceeds from repayments or sales of investments	1,707,428	353,341
Changes in operating assets and liabilities:
Interest receivable	25,267	(545)
Other assets	(5,358)	7,023
Base management fee payable	1,635	2,746
Income based fee payable	3,656	1,445
Capital gains incentive fee payable	(6,749)	1,327
Interest and facility fees payable	(17,087)	591
Accounts payable and other liabilities	35,429	(725)
Net cash used in operating activities	(2,319,151)	(715,645)
FINANCING ACTIVITIES:
Borrowings on debt	2,819,441	760,003
Repayments of debt	(2,151,503)	(565,122)
Debt issuance costs	(9,527)	(9,220)
Net proceeds from issuance of common shares	1,589,619	583,965
Repurchased shares, net of early repurchase deduction	(29,969)	(10,376)
Distributions to shareholders	(100,444)	(33,080)
Secured borrowing, net	242,365	—
Net cash provided by financing activities	2,359,982	726,170
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	40,831	10,525
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	170,427	57,972
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$211,258	$68,497
Supplemental Information:
Interest paid during the period	$69,580	$15,813
Distributions declared and payable during the period	$160,783	$49,667

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025
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

The Fund commenced operations on December 5, 2022, and on April 17, 2023 was granted an exemptive relief order from the Securities and Exchange Commission (the “SEC”) that permits the Fund to offer to sell any combination of three classes of its common shares, including Class S shares, Class D shares and Class I shares (“Common Shares”). The Fund publicly offers its Common Shares on a continuous basis, pursuant to an offering registered with the SEC (the “Offering”). The share classes have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, the Fund only offered and sold Class I shares and did not offer any Class S shares or Class D shares. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the day preceding the effective date of the monthly share purchase. The Offering is a “best efforts” offering, which means that Ares Wealth Management Solutions, LLC (“AWMS”), the intermediary manager for the Offering and an affiliate of the Fund’s investment adviser, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares. The Fund also engages in offerings of its unregistered Common Shares to non-U.S. investors pursuant to Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The interim period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statement of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$175,428	$165,777
Restricted cash	35,830	4,650
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$211,258	$170,427

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued monthly at fair value as determined in good faith by the Valuation Designee, subject to the oversight of the Fund’s board of trustees, based on, among other things, the input of the Fund’s independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments monthly, beginning as of the third quarter after origination (with certain de minimis exceptions) and under the valuation policy and a consistently applied valuation process. In addition, the Fund’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Fund’s valuation process within the context of performing the Fund’s financial statement audit.

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

•When a portfolio investment is reviewed by an IVP:

◦Relevant information related to the portfolio investment is made available by the Valuation Designee to the IVP, who does not independently verify such information.

◦The IVP reviews and analyzes the information provided by the Valuation Designee, along with relevant market and economic data, and independently determines a range of values for the portfolio investment.

◦The IVP provides its analysis to the Valuation Designee to support the IVP’s valuation methodology and calculations.

•The valuation committee of the Valuation Designee determines the fair value of each investment in the Fund’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the IVPs, where applicable.

•When a portfolio investment is reviewed by an IVP, a positive assurance opinion or independent valuation report is issued by the IVP that confirms the fair value determined by the Valuation Designee for the portfolio investment is within the range of values independently calculated by such IVP.

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

Offering Expenses

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

Secured Borrowing

In connection with certain investments, the Fund may enter into a secured borrowing arrangement, whereby the obligations of the Fund under such arrangement are secured by the Fund’s investment in the underlying portfolio company. Secured borrowings are recorded as a liability on the Fund’s consolidated statement of assets and liabilities as required by GAAP and are carried at amortized cost.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

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

The base management fee, income based fee and capital gains incentive fee for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Base management fee	$21,409	$6,649
Income based fee	$19,486	$6,051
Capital gains incentive fee(1)	$(6,749)	$1,383
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three months ended March 31, 2025 and 2024. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $6,575 as of March 31, 2025. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of March 31, 2025, the Fund has paid capital gains incentive fee since inception totaling $56. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three months ended March 31, 2025 and 2024, the Fund incurred $1,670 and $1,332, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement, of which $1,203 and $1,061, respectively, were supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

The shareholder servicing and/or distribution fees that were attributable to Class S shares and Class D shares for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Class S	$1,935	$822
Class D	$276	$40

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

The Fund’s investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of March 31, 2025, $2,487 of base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Base Management Fee and Income Based Fee Waived	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
December 31, 2022	$1,449	$(129)	$(1,320)	$—	$—	5.04%	—	12/31/2025
January 31, 2023	$1,088	$(398)	$(690)	$—	$—	4.56%	—	01/31/2026
February 28, 2023	$891	$(216)	$(675)	$—	$—	3.53%	—	02/28/2026
March 31, 2023	$916	$(144)	$(199)	$—	$573	3.63%	—	03/31/2026
April 30, 2023	$1,083	$(458)	$—	$—	$625	2.99%	—	04/30/2026
May 31, 2023	$1,312	$(569)	$—	$—	$743	2.47%	—	05/31/2026
June 30, 2023	$2,253	$(727)	$—	$—	$1,526	2.48%	—	06/30/2026
July 31, 2023	$2,502	$(1,132)	$—	$—	$1,370	1.16%	—	07/31/2026
August 31, 2023	$2,300	$—	$—	$—	$2,300	1.94%	8.69%	08/31/2026
September 30, 2023	$1,636	$—	$—	$—	$1,636	1.66%	8.95%	09/30/2026
October 31, 2023	$—	$—	$—	$—	$—	1.20%	8.67%	10/31/2026
November 30, 2023	$1,637	$—	$—	$—	$1,637	1.18%	9.69%	11/30/2026
December 31, 2023	$1,144	$—	$—	$—	$1,144	1.08%	9.33%	12/31/2026
January 31, 2024	$1,592	$—	$—	$—	$1,592	1.20%	9.27%	01/31/2027
February 29, 2024	$2,183	$—	$—	$—	$2,183	1.10%	9.93%	02/28/2027
March 31, 2024	$2,194	$—	$—	$—	$2,194	1.49%	9.28%	03/31/2027
April 30, 2024	$3,066	$—	$—	$—	$3,066	1.21%	9.55%	04/30/2027
May 31, 2024	$2,437	$—	$—	$—	$2,437	1.18%	9.25%	05/31/2027
June 30, 2024	$3,170	$—	$—	$—	$3,170	1.22%	9.52%	06/30/2027
July 31, 2024	$1,164	$—	$—	$—	$1,164	1.01%	9.19%	07/31/2027
August 31, 2024	$4,291	$—	$—	$—	$4,291	1.02%	9.20%	08/31/2027
September 30, 2024	$5,402	$—	$—	$—	$5,402	0.96%	9.51%	09/30/2027
October 31, 2024	$3,598	$—	$—	$—	$3,598	0.95%	9.19%	10/31/2027
November 30, 2024	$3,911	$—	$—	$—	$3,911	0.95%	9.48%	11/30/2027
December 31, 2024	$3,736	$—	$—	$—	$3,736	0.86%	9.15%	12/31/2027
January 31, 2025	$—	$—	$—	$—	$—	0.81%	9.14%	01/31/2028
February 28, 2025	$—	$—	$—	$—	$—	0.94%	10.17%	02/29/2028
March 31, 2025	$10,436	$—	$—	$—	$10,436	0.91%	9.22%	03/31/2028
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

4. INVESTMENTS

As of March 31, 2025 and December 31, 2024, investments consisted of the following:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$11,622,673	$11,609,430	$10,092,681	$10,130,307
Second lien senior secured loans	126,806	126,132	157,058	158,500
Senior subordinated loans	619,119	636,172	214,927	213,500
Corporate bonds	97,600	98,243	64,700	65,312
Collateralized loan obligations	480,587	475,632	366,165	370,985
Commercial mortgage-backed securities	65,302	65,494	29,112	29,161
Private asset-backed investments	188,251	191,743	209,600	208,357
Preferred equity	112,660	127,691	107,984	122,570
Other equity	306,337	324,548	239,826	250,457
Total	$13,619,335	$13,655,085	$11,482,053	$11,549,149
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of March 31, 2025 and December 31, 2024 were as follows:

	As of
	March 31, 2025	December 31, 2024
Industry
Software and Services	20.6%	21.8%
Health Care Equipment and Services	11.0	9.0
Commercial and Professional Services	8.5	7.3
Consumer Services	8.0	8.7
Capital Goods	7.6	8.8
Insurance	6.9	6.3
Financial Services	5.8	6.7
Investment Funds and Vehicles	5.2	4.2
Sports, Media and Entertainment	4.5	5.8
Pharmaceuticals, Biotechnology and Life Sciences	4.2	4.7
Independent Power and Renewable Electricity Producers	3.1	0.7
Materials	2.1	2.3
Consumer Distribution and Retail	2.1	2.7
Food and Beverage	1.8	1.7
Energy	1.4	1.3
Other	7.2	8.0
Total	100.0%	100.0%

	As of
	March 31, 2025	December 31, 2024
Geographic Region
United States	88.4%	90.3%
Europe	7.1	5.5
Bermuda/Cayman Islands	3.0	2.9
Canada	1.4	1.2
Other	0.1	0.1
Total	100.0%	100.0%
As of March 31, 2025, none of the loans were on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value).

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of March 31, 2025, the Fund’s asset coverage was 234%.

The Fund’s outstanding debt as of March 31, 2025 and December 31, 2024 was as follows:

	As of
	March 31, 2025					December 31, 2024
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,885,000	(2)	$340,086	$340,096		$1,810,000	(2)	$489,506	$489,453
SG Funding Facility	1,825,000	(3)	761,811	761,811		1,825,000	(3)	861,811	861,811
SB Funding Facility	750,000		75,000	75,000		750,000		75,000	75,000
BNP Funding Facility	500,000		428,500	428,500		500,000		250,000	250,000
January 2037 CLO Notes(4)	476,000		476,000	473,249	(5)	476,000		476,000	473,120	(5)
March 2028 Notes	1,000,000		1,000,000	996,085	(5)(6)	1,000,000		1,000,000	984,492	(5)(6)
August 2029 Notes	700,000		700,000	698,662	(5)(6)	700,000		700,000	687,445	(5)(6)
February 2030 Notes	750,000		750,000	720,134	(5)(6)	750,000		750,000	705,863	(5)(6)
March 2032 Notes	750,000		750,000	759,564	(5)(6)	—		—	—
Total	$8,636,000		$5,281,397	$5,253,101		$7,811,000		$4,602,317	$4,527,184
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility, SB Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $2,625,000.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,000,000.

(4)Excludes the January 2037 CLO Subordinated Notes (as defined below), which were retained by the Fund and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the August 2029 Notes, the February 2030 Notes and the March 2032 Notes (each as defined below) as of March 31, 2025 includes adjustments as a result of effective hedge accounting relationships. See Note 6 for more information on the interest rate swaps related to these unsecured notes issuances.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Fund to borrow up to $1,885,000 at any one time outstanding. As of March 31, 2025, the end of the revolving period and the stated maturity date were April 15, 2028 and April 15, 2029, respectively. The Revolving Credit Facility also provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $2,625,000. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods. See Note 12 for a subsequent event relating to the Revolving Credit Facility.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of March 31, 2025, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of March 31, 2025 and December 31, 2024, there was $340,086 and $489,506 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000. As of March 31, 2025 and December 31, 2024, the Fund had no letters of credit issued through the Revolving Credit Facility.

The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of March 31, 2025, the one, three and six month SOFR was 4.32%, 4.29% and 4.19%, respectively. As of March 31, 2025, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Fund is also required to pay a letter of credit fee of 0.25% per annum on letters of credit issued and the applicable spread. See Note 12 for a subsequent event relating to the Revolving Credit Facility.

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

For the three months ended March 31, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Stated interest expense	$2,188	$7,519
Credit facility fees	1,587	367
Amortization of debt issuance costs	674	352
Total interest and credit facility fees expense	$4,449	$8,238
Cash paid for interest expense	$4,697	$7,598
Average stated interest rate	6.26%	7.18%
Average outstanding balance	$139,791	$414,213

SG Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility (as amended, the “SG Funding Facility”), that allows ASIF Funding I to borrow up to $1,825,000 at any one time outstanding. The end of the reinvestment period and the stated maturity date are August 28, 2027 and August 28, 2029, respectively. The SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2,000,000.

In addition, the Fund, as transferor, and ASIF Funding I, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding I certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding I under the SG Funding Facility are secured by substantially all assets held by ASIF Funding I.

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of March 31, 2025, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of March 31, 2025 and December 31, 2024, there was $761,811 and $861,811 outstanding, respectively, under the SG Funding Facility. Since August 28, 2024, the interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.05% per annum. Prior to August 28, 2024, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 2.60% per annum. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

For the three months ended March 31, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Stated interest expense	$12,952	$7,163
Credit facility fees	1,244	1,047
Amortization of debt issuance costs	942	601
Total interest and credit facility fees expense	$15,138	$8,811
Cash paid for interest expense	$14,218	$8,215
Average stated interest rate	6.45%	7.95%
Average outstanding balance	$802,922	$356,538

SB Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility (as amended, the “SB Funding Facility”), that allows ASIF Funding II to borrow up to $750,000 at any one time outstanding. The end of the reinvestment period and the stated maturity date are September 1, 2026 and March 1, 2033, respectively. See Note 12 for a subsequent event relating to the SB Funding Facility.

In addition, the Fund, as transferor, and ASIF Funding II, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding II certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding II under the SB Funding Facility are secured by substantially all assets held by ASIF Funding II.

Under the SB Funding Facility, the Fund and ASIF Funding II, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The SB Funding Facility includes usual and customary events of default for facilities of this nature. As of March 31, 2025, the Fund and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

As of March 31, 2025 and December 31, 2024, there was $75,000 and $75,000 outstanding, respectively, under the SB Funding Facility. Since August 2, 2024, the interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. Prior to August 2, 2024, the interest rate charged on the SB Funding Facility was based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. As of March 31, 2025, the applicable spread in effect was 2.10%. ASIF Funding II is also required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility. See Note 12 for a subsequent event relating to the SB Funding Facility.

For the three months ended March 31, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balance for the SB Funding Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Stated interest expense	$1,218	$215
Credit facility fees	862	94
Amortization of debt issuance costs	193	54
Total interest and credit facility fees expense	$2,273	$363
Cash paid for interest expense	$2,198	$—
Average stated interest rate	6.49%	7.72%
Average outstanding balance	$75,000	$33,333

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

Under the BNP Funding Facility, the Fund and ASIF Funding III, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. As of March 31, 2025, the Fund and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

As of March 31, 2025 and December 31, 2024, there was $428,500 and $250,000 outstanding, respectively, under the BNP Funding Facility. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of March 31, 2025, the applicable spread in effect was 1.40%. ASIF Funding III is also required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility.

For the three months ended March 31, 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balance for the BNP Funding Facility were as follows:

For the Three Months Ended March 31, 2025
Stated interest expense	$3,415
Credit facility fees	63
Amortization of debt issuance costs	239
Total interest and credit facility fees expense	$3,717
Cash paid for interest expense	$1,184
Average stated interest rate	5.71%
Average outstanding balance	$239,156

Debt Securitization

ADL CLO 3 Debt Securitization

In November 2024, the Fund, through its wholly owned, consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694,100 term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by the Fund, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes (the “January 2037 CLO Indenture”) and include (i) $399,000 of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35,000 of Class A-2 Senior Notes (the “January 2037 Class A-2 CLO Notes”); (iii) $42,000 of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 CLO Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) approximately $218,100 of subordinated notes (the “January 2037 CLO Subordinated Notes”). The Fund retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of March 31, 2025:

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

The January 2037 CLO Indenture includes customary covenants and events of default. The Fund’s investment adviser serves as asset manager to ADL CLO 3 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. The Fund’s investment adviser has agreed to waive any management fees from ADL CLO 3.

The interest rate charged on the January 2037 CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.62%. For the three months ended March 31, 2025, the components of interest expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balance for the January 2037 CLO Secured Notes were as follows.

For the Three Months Ended March 31, 2025
Stated interest expense	$7,206
Amortization of debt issuance costs	130
Total interest expense	$7,336
Cash paid for interest expense	$—
Average stated interest rate	6.06%
Average outstanding balance	$476,000

See Note 12 for a subsequent event relating to an additional term debt securitization.

Unsecured Notes

The Fund has issued certain unsecured notes (the Fund refers to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refers to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of March 31, 2025 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000,000	5.968%	November 21, 2024	March 15, 2028
August 2029 Notes	$700,000	6.527%	June 5, 2024	August 15, 2029
February 2030 Notes	$750,000	6.621%	October 2, 2024	February 15, 2030
March 2032 Notes	$750,000	6.151%	January 21, 2025	March 21, 2032
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

In connection with the issuances of the Unsecured Notes, the Fund entered into registration rights agreements (each, a “Registration Rights Agreement”) for the benefit of the initial purchasers of the Unsecured Notes. Pursuant to these Registration Rights Agreements, the Fund is obligated to file one or more registration statements with the SEC with respect to an offer to exchange each series of Unsecured Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to such series of Unsecured Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has become or been declared effective but in no event later than 365 days after the initial issuance of such series of Unsecured Notes. If the Fund fails to satisfy its registration obligations under each Registration Rights Agreement, it will be required to pay additional interest to the holders of the applicable Unsecured Notes. See Note 12 for a subsequent event relating to the commencement of an offer to exchange the Unsecured Notes.

Ares Management Capital Markets LLC (“AMCM”), an affiliate of Ares Management, served as an initial purchaser in connection with the Fund’s offering of certain of the Unsecured Notes issued during the three months ended March 31, 2025. Under the purchase agreements the Fund entered into in connection with such issuances, AMCM received an aggregate of $244 of underwriting and advisory fees. The underwriting and advisory fees AMCM received were on terms equivalent to those of other initial purchasers.

In connection with the Unsecured Notes issued by the Fund, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Fund designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to the Fund’s interest rate swaps as of March 31, 2025 is presented below.

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.649%	March 15, 2028	$1,000,000
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.208%	August 15, 2029	$700,000
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.302%	February 15, 2030	$750,000
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.829%	March 21, 2032	$750,000

See Note 6 for more information on the interest rate swaps.

For the three months ended March 31, 2025, the components of interest expense, cash paid for interest expense and average stated interest rate, net of effect of interest rate swaps for the Unsecured Notes were as follows.

For the Three Months Ended March 31, 2025
Stated interest expense(1)	$47,708
Amortization of debt issuance costs	1,195
Accretion of discount	1,251
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	$(1,088)
Total interest expense	$49,066
Cash paid for interest expense(1)	$47,283
Average stated interest rate, net of effect of interest rate swaps	6.28%
Average outstanding balance	$3,033,333
________________________________________

(1)Includes the impact of the interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Fund to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of March 31, 2025, the Fund was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Fund’s foreign currency forward derivative instruments as of March 31, 2025 and December 31, 2024 is presented below.

	As of March 31, 2025
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		¥4,242,140	$30,388	$(30,640)	Accounts payable and other liabilities
Foreign currency forward contract	NOK	1,327,000	117,637	(121,931)	Accounts payable and other liabilities
Foreign currency forward contract		€216,771	233,455	(236,671)	Accounts payable and other liabilities
Foreign currency forward contract		€202,502	220,191	(222,968)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	186,123	135,674	(134,823)	Other assets
Foreign currency forward contract		£144,743	183,262	(184,585)	Accounts payable and other liabilities
Foreign currency forward contract		£57,289	70,913	(72,371)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	54,368	38,040	(37,979)	Other assets
Foreign currency forward contract	NOK	54,034	5,004	(5,066)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	19,036	12,330	(12,129)	Other assets
Foreign currency forward contract	AUD	8,111	5,367	(5,227)	Other assets
Foreign currency forward contract	NZD	5,487	3,323	(3,233)	Other assets
Total			$1,055,584	$(1,067,623)

	As of December 31, 2024
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	NOK	910,877	$307,682	$(305,484)	Other assets
Foreign currency forward contract		€101,075	104,738	(103,498)	Other assets
Foreign currency forward contract		£70,493	89,788	(88,011)	Other assets
Foreign currency forward contract		€65,111	69,497	(68,083)	Other assets
Foreign currency forward contract	CAD	33,593	25,013	(24,034)	Other assets
Foreign currency forward contract	CAD	30,622	21,367	(21,334)	Other assets
Foreign currency forward contract		£28,842	36,242	(36,023)	Other assets
Foreign currency forward contract	NOK	27,017	2,502	(2,374)	Other assets
Foreign currency forward contract	AUD	9,518	6,165	(5,917)	Other assets
Foreign currency forward contract	AUD	4,057	2,684	(2,520)	Other assets
Foreign currency forward contract	NZD	2,520	1,543	(1,437)	Other assets
Total			$667,221	$(658,715)

As of March 31, 2025 and December 31, 2024, the counterparties to each of the Fund’s foreign currency forward contracts were Canadian Imperial Bank of Commerce and Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Fund for the three months ended March 31, 2025 and 2024 are in the following locations in the consolidated statement of operations:

		For the Three Months Ended March 31,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$3,187	$—
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions	$(20,545)	$779

Interest Rate Swaps

In connection with the Unsecured Notes, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Fund designated these interest rate swaps and the Unsecured Notes as qualifying fair value hedge accounting relationships. As of March 31, 2025 and December 31, 2024, the counterparty to all of the Fund’s interest rate swaps was Wells Fargo Bank, N.A. Certain information related to the Fund’s interest rate swaps as of March 31, 2025 is presented below.

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.649%	March 15, 2028	$1,000,000
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.208%	August 15, 2029	$700,000
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.302%	February 15, 2030	$750,000
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.829%	March 21, 2032	$750,000

See Note 5 for more information on the Unsecured Notes.

As a result of the Fund’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Fund is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedges was approximately $1,088 for the three months ended March 31, 2025, which is included in “interest and credit facility fees” in the Fund’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of March 31, 2025 and December 31, 2024 is presented below:

	As of March 31, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap(1)	$1,000,000	March 15, 2028	$9,427	$—	Other assets
Interest rate swap(2)	$700,000	August 15, 2029	11,931	—	Other assets
Interest rate swap(3)	$750,000	February 15, 2030	—	(14,257)	Accounts payable and other liabilities
Interest rate swap(4)	$750,000	March 21, 2032	27,954	—	Other assets
Total			$49,312	$(14,257)
________________________________________

(1)The asset related to the fair value of the interest rate swaps was offset by a $9,161 increase to the carrying value of the March 2028 Notes.

(2)The asset related to the fair value of the interest rate swap was offset by a $11,825 increase to the carrying value of the August 2029 Notes.

(3)The liability related to the fair value of the interest rate swap was offset by a $14,071 decrease to the carrying value of the February 2030 Notes.

(4)The asset related to the fair value of the interest rate swap was offset by a $27,572 increase to the carrying value of the March 2032 Notes.

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

(3)The liability related to the fair value of the interest rate swap was offset by a $27,748 decrease to the carrying value of the February 2030 Notes.

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Fund had the following commitments to fund various revolving and delayed draw term loans:

	As of
	March 31, 2025	December 31, 2024
Total revolving loan commitments	$790,638	$643,525
Less: funded commitments	(121,451)	(112,499)
Less: unavailable revolving loan commitments due to borrowing base or other covenant restrictions	(1,579)	—
Total net unfunded revolving loan commitments	667,608	531,026

Total delayed draw term loan commitments	1,242,964	1,025,608
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(19,818)	(603)
Total net unfunded delayed draw term loan commitments	1,223,146	1,025,005
Total net unfunded revolving and delayed draw term loan commitments	$1,890,754	$1,556,031

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

In addition, as of March 31, 2025 and December 31, 2024, the Fund was party to subscription agreements to fund equity investment commitments as follows:

	As of
	March 31, 2025	December 31, 2024
Total equity commitments	$78,592	$24,220
Less: funded commitments	(39,430)	(3,407)
Total net unfunded equity commitments	$39,162	$20,813

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, unfunded revolving and delayed draw loan commitments and derivatives as of March 31, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$175,428	$—	$—	$175,428
Restricted cash	$35,830	$—	$—	$35,830

First lien senior secured loans	$—	$5,673,158	$5,936,272	$11,609,430
Second lien senior secured loans	—	122,178	3,954	126,132
Senior subordinated loans	—	—	636,172	636,172
Corporate bonds	—	—	98,243	98,243
Collateralized loan obligations	—	—	475,632	475,632
Commercial mortgage-backed securities	—	—	65,494	65,494
Private asset-backed investments	—	—	191,743	191,743
Preferred equity	—	—	127,691	127,691
Other equity	—	—	281,703	281,703
Investments not measured at net asset value	$—	$5,795,336	$7,816,904	$13,612,240
Investments measured at net asset value(1)				42,845
Total investments				$13,655,085
Unfunded revolving and delayed draw loan commitments(2)	$—	$—	$(8,008)	$(8,008)
Derivatives:
Foreign currency forward contracts	$—	$(12,039)	$—	$(12,039)
Interest rate swaps	$—	$35,055	$—	$35,055
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

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Fund’s investments categorized within Level 3 as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of March 31, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$5,624,441	Yield analysis	Market yield	6.4% - 16.9%	9.8%
	311,831	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	3,954	Yield analysis	Market yield	16.0%	16.0%
Senior subordinated loans	636,172	Yield analysis	Market yield	6.6% - 21.1%	9.0%
Corporate bonds	65,343	Broker quotes	N/A	N/A	N/A
	32,900	Transaction cost	N/A	N/A	N/A
Collateralized loan obligations	471,817	Broker quotes	N/A	N/A	N/A
	3,815	Transaction cost	N/A	N/A	N/A
Commercial mortgage-backed securities	65,494	Broker quotes	N/A	N/A	N/A
Private asset-backed investments	88,170	Transaction cost	N/A	N/A	N/A
	67,627	Yield analysis	Market yield	4.0% - 13.8%	8.6%
	31,638	Broker quotes	N/A	N/A	N/A
	4,308	Income (other)	Constant default rate	0.0% - 10.3%	3.9%
Preferred equity	66,901	EV market multiple analysis	EBITDA multiple	5.3x - 24.6x	17.5x
	60,790	Yield analysis	Market yield	9.8% - 15.0%	14.2%
Other equity	281,703	EV market multiple analysis	EBITDA multiple	7.7x - 49.4x	33.4x
Total investments	$7,816,904
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

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2025:

As of and For the Three Months Ended March 31, 2025
Balance as of December 31, 2024	$5,935,498
Net realized losses	(2,958)
Net unrealized gains	35,881
Purchases	2,096,006
Sales	(56,414)
Repayments	(147,503)
PIK interest and dividends	13,854
Net accretion of discount on investments	4,633
Net transfers in and/or out of Level 3	(62,093)
Balance as of March 31, 2025	$7,816,904

Investments were transferred into and out of Level 3 during the three months ended March 31, 2025. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of March 31, 2025, the net unrealized appreciation on the investments that use Level 3 inputs was $94,132.

For the three months ended March 31, 2025, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of March 31, 2025, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations, was $33,615.

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

For the three months ended March 31, 2024, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of March 31, 2024, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations was $5,996.

The following are the carrying and fair values of the Fund’s debt obligations as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025			December 31, 2024
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$340,096		$340,096	$489,453		$489,453
SG Funding Facility	761,811		761,811	861,811		861,811
SB Funding Facility	75,000		75,000	75,000		75,000
BNP Funding Facility	428,500		428,500	250,000		250,000
January 2037 CLO Notes (principal amount outstanding of $476,000)(2)	473,249	(3)	476,000	473,120	(3)	473,120
March 2028 Notes (principal amount outstanding of $1,000,000)	996,085	(3)(4)	1,001,030	984,492	(3)(4)	1,000,510
August 2029 Notes (principal amount outstanding of $700,000)	698,662	(3)(4)	711,382	687,445	(3)(4)	712,824
February 2030 Notes (principal amount outstanding of $750,000)	720,134	(3)(4)	739,387	705,863	(3)(4)	740,565
March 2032 Notes (principal amount outstanding of $750,000 and $0, respectively)	759,564	(3)(4)	746,333	—		—
Total	$5,253,101	(5)	$5,279,539	$4,527,184	(5)	$4,603,283
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

(4)The carrying value of the Unsecured Notes includes adjustments as a result of effective hedge accounting relationships. See Notes 5 and 6 for more information.

(5)Total principal amount of outstanding debt totaled $5,281,397 and $4,602,317 as of March 31, 2025 and December 31, 2024, respectively.

(6)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10.

9. NET ASSETS

The Fund has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 par value per share.

The Fund publicly offers its Common Shares on a continuous basis, pursuant to the Offering. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the day preceding the effective date of the monthly share purchase. AWMS will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. The Fund also engages in offerings of its unregistered Common Shares to non-U.S. investors pursuant to Regulation S of the Securities Act. See Note 12 for a subsequent event relating to the Offering.

The following tables summarize transactions in Common Shares during the three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	45,191	$1,245,651	15,425	$419,424
Distributions reinvested	1,434	39,507	393	10,682
Repurchased shares, net of early repurchase deduction	(758)	(20,813)	(382)	(10,250)
Net increase	45,867	$1,264,345	15,436	$419,856
Class S
Subscriptions(1)	5,942	$163,745	5,332	$144,981
Distributions reinvested	181	4,992	38	1,049
Repurchased shares, net of early repurchase deduction	(335)	(9,156)	(5)	(126)
Net increase	5,788	$159,581	5,365	$145,904
Class D
Subscriptions(1)	6,539	$180,223	719	$19,560
Distributions reinvested	121	3,342	9	242
Net increase	6,660	$183,565	728	$19,802
Total net increase	58,315	$1,607,491	21,529	$585,562
____________________________________

(1)See Note 12 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for Class I shares, Class S shares and Class D shares during the three months ended March 31, 2025 and 2024:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30

Distributions

The Fund’s board of trustees expects to declare monthly regular distributions for each class of its Common Shares. The following tables present the monthly regular distributions that were declared and payable during the three months ended March 31, 2025 and 2024:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
Total distributions declared and payable for the three months ended March 31, 2025			$0.64290	$131,012

January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,121
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
Total distributions declared and payable for the three months ended March 31, 2024			$0.64290	$39,794

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
Total distributions declared and payable for the three months ended March 31, 2025			$0.58514	$19,597

January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
Total distributions declared and payable for the three months ended March 31, 2024			$0.58542	$8,376

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
Total distributions declared and payable for the three months ended March 31, 2025			$0.62592	$10,174

January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	528
Total distributions declared and payable for the three months ended March 31, 2024			$0.62600	$1,497

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See Note 12 for subsequent events relating to regular distributions declared by the Fund’s board of trustees.

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

During the three months ended March 31, 2025, the Fund repurchased approximately 758 Class I shares and 335 Class S shares for a total value of $20,813 and $9,156, respectively, net of the Early Repurchase Deduction, as applicable. During the three months ended March 31, 2024, the Fund repurchased approximately 382 Class I shares and 5 Class S shares for a total value of $10,250 and $126, respectively, net of the Early Repurchase Deduction, as applicable. No Class D shares were repurchased during the three months ended March 31, 2025 and 2024. The following tables present the share repurchases completed during the three months ended March 31, 2025 and 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2025	1,093	0.47%	March 20, 2025	$27.47	$29,969	—

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 29, 2024	387	0.54%	March 20, 2024	$27.19	$10,376	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2025 and 2024:

	As of and For the Three Months Ended March 31, 2025
	Class I	Class S	Class D
Per Share Data:
Net asset value at beginning of period	$27.61	$27.61	$27.61
Net investment income for period(1)	0.59	0.53	0.58
Net realized and unrealized losses for period(1)	(0.20)	(0.20)	(0.20)
Net increase in net assets resulting from operations	0.39	0.33	0.38
Distributions from net investment income	(0.64)	(0.58)	(0.63)
Total decrease in net assets	(0.25)	(0.25)	(0.25)
Net asset value at end of period	$27.36	$27.36	$27.36
Total return based on net asset value(2)	1.13%	0.96%	1.08%
Shares outstanding at end of period	218,287	35,282	18,433
Ratio/Supplemental Data:
Net assets at end of period	$5,972,295	$965,307	$504,330
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	7.11%	7.95%	7.39%
Ratio of operating expenses (including expense support) to average net assets(3)	1.65%	1.86%	1.70%
Ratio of net investment income to average net assets(3)(5)	8.78%	7.89%	8.62%
Portfolio turnover rate(3)	57%	57%	57%

	As of and For the Three Months Ended March 31, 2024
	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$27.22	$27.22	$27.22
Net investment income for period(1)	0.60	0.54	0.59
Net realized and unrealized gains for period(1)	0.12	0.12	0.12
Net increase in net assets	0.72	0.66	0.71
Distributions to shareholders(2)	(0.64)	(0.58)	(0.63)
Total increase in net assets	0.08	0.08	0.08
Net asset value, end of period	$27.30	$27.30	$27.30
Total return based on net asset value(2)	2.59%	2.39%	2.53%
Shares outstanding, end of period	67,378	16,338	2,534
Ratio/Supplemental Data:
Net assets, end of period	$1,839,270	$445,988	$69,172
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.84%	7.69%	7.09%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	5.72%	6.62%	5.97%
Ratio of net investment income to average net assets(3)(5)	8.82%	7.97%	8.59%
Portfolio turnover rate(3)	55%	55%	55%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the three months ended March 31, 2025 and 2024, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the three months ended March 31, 2025 and 2024, the ratio of operating expenses to average net assets consisted of the following:

	For the Three Months Ended March 31, 2025
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	0.74	0.74	0.74
Interest and credit facility fees	4.83	4.82	4.86
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.29	0.29	0.29
Total operating expenses	7.11%	7.95%	7.39%

	For the Three Months Ended March 31, 2024
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.39	1.39	1.39
Interest and credit facility fees	3.27	3.27	3.27
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.93	0.93	0.93
Total operating expenses	6.84%	7.69%	7.09%
(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

11. SEGMENT REPORTING

The Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Fund’s co-chief executive officers, chief financial officer and chief operating officer and the CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

12. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the three months ended March 31, 2025, except as discussed below.

In April 2025, the Fund amended and restated its Revolving Credit Facility. The amendment, among other things, (a) extended the end of the revolving period and the stated maturity date from April 15, 2028 and April 15, 2029, respectively, to April 15, 2029 and April 15, 2030, respectively, (b) increased the total commitment from $1.810 billion to $3.035 billion, and (c) modified certain covenant restrictions. The Revolving Credit Facility also provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $4.553 billion.

The Fund adjusted the interest rate charged on the Revolving Credit Facility from SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility to SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650%, 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, the Fund is required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. The Fund is also required to pay letter of credit fees of 1.775%, 1.900% or 2.025% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. The other terms of the Revolving Credit Facility remained materially unchanged.

In April 2025, the Fund and ASIF Funding II entered into an agreement to amend the SB Funding Facility. The amendment, among other things, (a) extended the reinvestment period and the stated maturity date for the SB Funding Facility from September 1, 2026 and March 1, 2033, respectively, to October 8, 2027 and April 8, 2034, respectively, (b) adjusted the interest rate charged on the SB Funding Facility from SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period to SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period and (c) adjusted the commitment fee from (x) 0.50% per annum on any unused portion of the SB Funding Facility to (y) on and after July 8, 2025, between 0.50% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility. The other terms of the SB Funding Facility remained materially unchanged.

In April 2025, the Fund, through its wholly owned, consolidated subsidiary, Ares Direct Lending CLO 5 LLC (“ADL CLO 5”), completed a $499,100 term debt securitization (the “ADL CLO 5 Debt Securitization”). The ADL CLO 5 Debt Securitization is also known as a collateralized loan obligation and is an on-balance-sheet financing incurred by the Fund, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement.

The notes offered in the ADL CLO 5 Debt Securitization that mature on April 20, 2038 (collectively, the “April 2038 CLO Notes”) were issued by ADL CLO 5 pursuant to the indenture governing the April 2038 CLO Notes and include (i) $210,000 of Class A-1 Senior Notes, which bear interest at SOFR plus 1.38%; (ii) $15,000 of Class A-2 Senior Notes, which bear interest at SOFR plus 1.60%; (iii) $50,000 of Class B Senior Notes, which bear interest at SOFR plus 1.70% and (iv) $149,100 of subordinated notes, which do not bear interest. The Fund retained all of the $149,100 of subordinated notes, which are unsecured obligations of ADL CLO 5 and will accordingly be eliminated in consolidation. In addition, in connection with the ADL CLO 5 Debt Securitization, ADL CLO 5 incurred $75,000 of Class A-1A Loans that mature on April 20, 2038, which bear interest at SOFR plus 1.38%, under a Class A-1A credit agreement.

Effective April 1, 2025, the Fund issued and sold approximately 20,163 Common Shares (consisting of 16,464 Class I shares, 1,724 Class S shares and 1,975 Class D shares at an offering price of $27.36 per share for each class of share), and received approximately $551,648 as payment for such shares.

The Fund received approximately $275,173 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective May 1, 2025. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of April 2025 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2025. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, May 1, 2025.

As previously disclosed, on March 10, 2025, the Fund announced the declaration of regular monthly gross distributions for April, May and June 2025, in each case for each class of its Common Shares. On May 14, 2025, the Fund announced the declaration of regular monthly gross distributions for July, August and September 2025, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
May 30, 2025	June 25, 2025	$0.21430	$0.21430	$0.21430
June 30, 2025	July 23, 2025	$0.21430	$0.21430	$0.21430
July 31, 2025	August 22, 2025	$0.21430	$0.21430	$0.21430
August 29, 2025	September 24, 2025	$0.21430	$0.21430	$0.21430
September 30, 2025	October 23, 2025	$0.21430	$0.21430	$0.21430
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

On April 23, 2025, the Fund filed a registration statement on Form N-2 increasing the size of the Offering to up to $15.0 billion of its Common Shares.

On April 24, 2025, the Fund commenced an offer to exchange the March 2028 Notes, the August 2029 Notes, the February 2030 Notes and the March 2032 Notes for newly issued registered notes with substantially similar terms.

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

•changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation and risk of recession;

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

•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the legislative, regulatory, trade and policy changes associated with the current U.S. presidential administration;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 10, 2025 (the “Annual Report”) and in this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us as of the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our investment adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under our Credit Facilities (as defined below) and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. See Part I, “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us” in our Annual Report. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations, while retaining all or most of the exposure to the performance of these investments. See Part I, “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We have formed and invested in and may in the future form or invest in CLOs, which subject us to certain structured financing risks” in our Annual Report. Our investments are subject to a number of risks. See “Risk Factors” below and Part I, “Item 1A. Risk Factors” in our Annual Report.

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

MACROECONOMIC ENVIRONMENT

During the first quarter of 2025, leveraged corporate credit markets posted positive returns, driven by stable economic performance, labor market trends, and the continued health of the debt capital markets and the U.S. banking system. The potential impact of recent trade and economic policies has resulted in increased uncertainty, which in turn has reduced expectations for future economic growth, increased expectations for rising inflation, and led to greater capital markets volatility.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2025 and 2024 is presented below.

	For the Three Months Ended March 31,
(dollar amounts in thousands)	2025	2024
New investment commitments(1):
Total new investment commitments(2)	$4,273,402	$1,346,862
Less: investment commitments exited(3)	(1,720,976)	(409,282)
Net investment commitments	$2,552,426	$937,580
Principal amount of investments funded:
First lien senior secured loans	$3,196,237	$1,154,845
Second lien senior secured loans	8,270	41,742
Senior subordinated loans	384,268	7,420
Corporate bonds	32,900	—
Collateralized loan obligations	150,294	33,804
Commercial mortgage backed securities	36,603	—
Private asset-backed investments	14,871	39,405
Preferred equity	1,078	20
Other equity	72,356	20,238
Total	$3,896,877	$1,297,474
Principal amount of investments sold or repaid:
First lien senior secured loans	$1,635,579	$399,515
Second lien senior secured loans	39,082	—
Senior subordinated loans	—	8,483
Collateralized loan obligations	15,839	3,454
Commercial mortgage backed securities	422	—
Private asset-backed investments	36,680	3,093
Other equity	330	—
Total	$1,727,932	$414,545
Weighted average remaining term for investment commitments (in months)	72	67
Percentage of new investment commitments at floating rates	89%	95%
Weighted average yield(4):
Funded during the period at amortized cost	8.4%	10.3%
Funded during the period at fair value	8.4%	10.1%
Exited or repaid during the period at amortized cost	8.1%	9.3%
Exited or repaid during the period at fair value	8.1%	9.2%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three months ended March 31, 2025 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded approximately $3.8 billion and $1.3 billion for the three months ended March 31, 2025 and 2024, respectively.

(3)Includes funded commitments. For the three months ended March 31, 2025 and 2024, investment commitments exited included exits of unfunded commitments of $7.0 million and $5.3 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of March 31, 2025 and December 31, 2024, our investments consisted of the following:

	As of
	March 31, 2025		December 31, 2024
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$11,622,673	$11,609,430	$10,092,681	$10,130,307
Second lien senior secured loans	126,806	126,132	157,058	158,500
Senior subordinated loans	619,119	636,172	214,927	213,500
Corporate bonds	97,600	98,243	64,700	65,312
Collateralized loan obligations	480,587	475,632	366,165	370,985
Commercial mortgage-backed securities	65,302	65,494	29,112	29,161
Private asset-backed investments	188,251	191,743	209,600	208,357
Preferred equity	112,660	127,691	107,984	122,570
Other equity	306,337	324,548	239,826	250,457
Total	$13,619,335	$13,655,085	$11,482,053	$11,549,149
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three months ended March 31, 2025 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of March 31, 2025 and December 31, 2024 were as follows:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.1%	9.1%	9.1%	9.1%
Total portfolio(2)	8.8%	8.8%	8.9%	8.9%
First lien senior secured loans(3)	8.9%	8.9%	8.9%	8.9%
Second lien senior secured loans(3)	9.8%	9.9%	10.2%	10.1%
Senior subordinated loans(3)	9.2%	9.0%	12.2%	12.2%
Corporate bonds(3)	7.9%	7.8%	7.8%	7.8%
Collateralized loan obligations(3)	13.0%	13.1%	11.9%	11.7%
Commercial mortgage-backed securities(3)	8.3%	8.3%	8.3%	8.3%
Private asset-backed investments(3)	10.4%	10.2%	10.3%	10.4%
Other income producing equity securities(4)	11.9%	11.5%	12.1%	11.4%
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

Set forth below is the grade distribution of our portfolio companies as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025				December 31, 2024
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$261,388	1.9%	8	1.2%	$225,030	2.0%	7	1.2%
Grade 3	13,379,104	98.0	646	98.3	11,305,483	97.9	576	98.1
Grade 2	14,593	0.1	3	0.5	16,018	0.1	3	0.5
Grade 1	—	—	—	—	2,618	—	1	0.2
Total	$13,655,085	100.0%	657	100.0%	$11,549,149	100.0%	587	100.0%

As of March 31, 2025 and December 31, 2024, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.
As of March 31, 2025, none of the loans were on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value).

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

Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three months ended March 31, 2025 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three months ended March 31, 2025 for more information on the Expense Support and Conditional Reimbursement Agreement.

RESULTS OF OPERATIONS

For the three months ended March 31, 2025 and 2024

Operating results for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Total investment income	$265,375	$77,683
Total expenses	124,272	37,345
Expense support	(10,436)	(5,969)
Expense support recoupment	2,884	—
Net expenses	116,720	31,376
Net investment income before income taxes	148,655	46,307
Income tax expense, including excise tax	165	228
Net investment income	148,490	46,079
Net realized gains on investments and foreign currency transactions	5,307	2,960
Net unrealized (losses) gains on investments and foreign currency transactions	(59,269)	8,104
Net increase in net assets resulting from operations	$94,528	$57,143

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Interest income	$255,127	$75,406
Dividend income	3,195	483
Other income	7,053	1,794
Total investment income	$265,375	$77,683

Total investment income for the three months ended March 31, 2025 increased from the comparable period in 2024 primarily due to the increase in the average size of our investment portfolio. The average size and the weighted average yield of our portfolio at amortized cost for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in thousands)	2025	2024
Average size of portfolio(1)	$12,064,023	$2,988,578
Weighted average yield on portfolio	8.7%	10.2%
_______________________________________________________________________________

(1)Includes non-interest earning investments.

Operating Expenses

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Interest and credit facility fees	$82,945	$17,412
Base management fee	21,409	6,649
Income based fee	19,486	6,051
Capital gains incentive fee(1)	(6,749)	1,383
Offering expenses	472	1,792
Shareholder servicing and distribution fees
Class S	1,935	822
Class D	276	40
Administrative and other fees	1,670	1,332
Other general and administrative	2,828	1,864
Total expenses	124,272	37,345
Expense support	(10,436)	(5,969)
Expense support recoupment	2,884	—
Net expenses	$116,720	$31,376
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three months ended March 31, 2025 and 2024 were comprised of the following:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Stated interest expense(1)	$75,611	$14,897
Credit facility fees	3,756	1,508
Amortization of debt issuance costs	3,415	1,007
Accretion of discount	1,251	—
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	(1,088)	—
Total interest and credit facility fees	$82,945	$17,412
________________________________________

(1)Includes the impact of the interest rate swaps for the three months ended March 31, 2025.

Stated interest expense for the three months ended March 31, 2025 increased from the comparable period in 2024 primarily due to the increase in the average principal amount of outstanding debt, which was partially offset by the decline in SOFR (as defined below) and to a lesser extent, the impact of lower spreads on our outstanding debt. Average outstanding debt and weighted average stated interest rate on our outstanding debt for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in thousands)	2025	2024
Average outstanding debt	$4,766,202	$804,085
Weighted average stated interest rate on outstanding debt(1)	6.2%	7.3%
________________________________________

(1)The weighted average stated interest rate on our outstanding debt for the three months ended March 31, 2025 includes the impact of the interest rate swaps. See Note 6 to our consolidated financial statements for the three months ended March 31, 2025 for more information on the interest rate swaps.

The base management fee for the three months ended March 31, 2025 increased from the comparable period in 2024 primarily due to the increase in the average size of our portfolio.

The income based fee for the three months ended March 31, 2025 increased from the comparable period in 2024 primarily due to the increase in pre-incentive fee net investment income, as defined in the investment advisory and management agreement.

For the three months ended March 31, 2025, the reduction in the capital gains incentive fee calculated in accordance with GAAP was $6.7 million. For the three months ended March 31, 2024, the capital gains incentive fee calculated in accordance with GAAP was $1.4 million. The capital gains incentive fee accrual for the three months ended March 31, 2025 changed from the comparable period in 2024 primarily due to net losses on investments and foreign currency transactions of $54.0 million compared to net gains of $11.1 million for the comparable period in 2024. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2025, there was approximately $6.6 million of capital gains incentive fee accrued in accordance with GAAP. As of March 31, 2025, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three months ended March 31, 2025 for more information on the base management fee, income based fee and capital gains incentive fee.

Offering expenses include expenses incurred in connection with our continuous offering of Common Shares (as defined below). Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three months ended March 31, 2025 for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the three months ended March 31, 2025 and 2024, total other expenses was approximately $7.2 million and $5.9 million, respectively, which is comprised of offering expenses, shareholder servicing and distribution fees, administrative and other fees and other general and administrative expenses. Administrative and other fees and other general and administrative expenses for the three months ended March 31, 2025 increased from comparable period in 2024, primarily as a result of the continued portfolio growth. Other expenses for the three months ended March 31, 2025 increased from the comparable period in 2024, primarily as a result of our continuous registered offering of Common Shares.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2025 and 2024, we recorded a net expense of $0.2 million and $0.2 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains/Losses

For the three months ended March 31, 2025 and 2024, we recorded net realized gains on investments of $4.0 million and $3.1 million, respectively, primarily from full or partial sales of our debt investments. For the three months ended March 31, 2025, we also recognized net realized gains on foreign currency transactions of $1.3 million.

For the three months ended March 31, 2025, we recorded net unrealized losses on investments of $31.9 million and net unrealized losses on foreign currency transactions of $27.3 million. For the three months ended March 31, 2024, we recorded net unrealized gains on investments of $7.4 million and net unrealized gains on foreign currency transactions of $0.7 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from (i) the proceeds received from the sale of common shares of beneficial interest, including Class I shares, Class S shares and Class D shares (“Common Shares”) on a continuous basis at a price per share equal to the then-current net asset value (“NAV”) per share, pursuant to an offering registered with the SEC (the “Offering”), (ii) advances from our credit facilities (the Revolving Credit Facility, the SG Funding Facility, the SB Funding Facility and the BNP Funding Facility (each as defined below, and together, the “Credit Facilities”)), (iii) net proceeds from the issuances of other securities, including unsecured notes and debt securitizations and (iv) cash flows from operations.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our investment adviser and our administrator), (iii) the cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of March 31, 2025, we had approximately $175 million in cash and cash equivalents and $5.3 billion in total aggregate principal amount of outstanding debt ($5.3 billion at carrying value) and our asset coverage was 234%. Subject to borrowing base and other restrictions, we had approximately $3.4 billion available for additional borrowings under the Credit Facilities as of March 31, 2025.

We have commenced a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. We conduct any such repurchases of our Common Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. We may from time to time seek to retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of common stock or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under the Credit Facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity Capital Activities

We publicly offer our Common Shares on a continuous basis, pursuant to the Offering. The purchase price per share for each class of Common Shares equals our NAV per share, as of the day preceding the effective date of the monthly share purchase. Ares Wealth Management Solutions, LLC, our intermediary manager, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. We also engage in offerings of our unregistered Common Shares to non-U.S. investors pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act. See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three months ended March 31, 2025 for a subsequent event relating to the Offering.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
(in thousands)	Shares	Amount
Class I
Subscriptions(1)	45,191	$1,245,651
Distributions reinvested	1,434	39,507
Repurchased shares, net of early repurchase deduction	(758)	(20,813)
Net increase	45,867	$1,264,345
Class S
Subscriptions(1)	5,942	$163,745
Distributions reinvested	181	4,992
Repurchased shares, net of early repurchase deduction	(335)	(9,156)
Net increase	5,788	$159,581
Class D
Subscriptions(1)	6,539	$180,223
Distributions reinvested	121	3,342
Net increase	6,660	$183,565
Total net increase	58,315	$1,607,491
____________________________________

(1)See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three months ended March 31, 2025 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I shares, Class S shares and Class D shares during the three months ended March 31, 2025.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36

Distributions

Our board of trustees expects to declare monthly regular distributions for each class of our Common Shares. The following tables present the monthly regular distributions that were declared and payable during the three months ended March 31, 2025 (dollars in thousands except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
			$0.64290	$131,012

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
			$0.58514	$19,597

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
			$0.62592	$10,174

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three months ended March 31, 2025 for a subsequent event relating to regular distributions declared by our board of trustees.

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

During the three months ended March 31, 2025, we repurchased 758,397 Class I shares and 334,665 Class S shares for a total value of approximately $20.8 million and $9.2 million, respectively, net of the Early Repurchase Deduction, as applicable. No Class D shares were repurchased during the three months ended March 31, 2025. The following table presents the share repurchases completed during the three months ended March 31, 2025 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2025	1,093,062	0.47%	March 20, 2025	$27.47	$29,969	—
_______________________________________________________________________________

(1) Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2) Amounts shown net of the Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025					December 31, 2024
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,885,000	(2)	$340,086	$340,096		$1,810,000	(2)	$489,506	$489,453
SG Funding Facility	1,825,000	(3)	761,811	761,811		1,825,000	(3)	861,811	861,811
SB Funding Facility	750,000		75,000	75,000		750,000		75,000	75,000
BNP Funding Facility	500,000		428,500	428,500		500,000		250,000	250,000
January 2037 CLO Notes(4)	476,000		476,000	473,249	(5)	476,000		476,000	473,120	(5)
March 2028 Notes	1,000,000		1,000,000	996,085	(5)(6)	1,000,000		1,000,000	984,492	(5)(6)
August 2029 Notes	700,000		700,000	698,662	(5)(6)	700,000		700,000	687,445	(5)(6)
February 2030 Notes	750,000		750,000	720,134	(5)(6)	750,000		750,000	705,863	(5)(6)
March 2032 Notes	750,000		750,000	759,564	(5)(6)	—		—	—
Total	$8,636,000		$5,281,397	$5,253,101		$7,811,000		$4,602,317	$4,527,184
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility, SB Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $2.6 billion.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.0 billion.

(4)Excludes the January 2037 CLO Subordinated Notes (as defined below), which were retained by us and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the August 2029 Notes, the February 2030 Notes and the March 2032 Notes (each as defined below) includes adjustments as a result of effective hedge accounting relationships. See Note 6 to our consolidated financial statements for the three months ended March 31, 2025 for more information on the interest rate swaps related to these unsecured notes issuances.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that allows us to borrow up to approximately $1.9 billion at any one time outstanding. As of March 31, 2025, the end of the revolving period and the stated maturity date were April 15, 2028 and April 15, 2029, respectively. As of March 31, 2025, the Revolving Credit Facility also provided for an “accordion” feature that allowed us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $2.6 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2025, the applicable spread in effect was 1.75%. As of March 31, 2025, we were also required to pay a letter of credit fee of 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of March 31, 2025, there was approximately $340 million aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three months ended March 31, 2025 for a subsequent event relating to the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that allows us to borrow up to approximately $1.8 billion at any one time outstanding. The end of the revolving period and the stated maturity date are August 28, 2027 and August 28, 2029, respectively. As of March 31, 2025, the SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.0 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.05% per annum. In addition to the stated interest expense, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of March 31, 2025, there was approximately $762 million aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

SB Funding Facility

We and our wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that allows us to borrow up to $750 million at any one time outstanding. The end of the reinvestment period and the stated maturity date were September 1, 2026 and March 1, 2033, respectively. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of March 31, 2025, the applicable spread in effect was 2.10%. In addition, ASIF Funding II is required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility. As of March 31, 2025, there was $75 million aggregate principal amount outstanding under the SB Funding Facility and we and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility. See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three months ended March 31, 2025 for a subsequent event relating to the SB Funding Facility.

BNP Funding Facility

We and our wholly owned subsidiary, ASIF Funding III, LLC (“ASIF Funding III”), are party to a revolving funding facility with BNP Paribus and each of the other parties thereto (the “BNP Funding Facility”), that allows us to borrow up to $500 million at any one time outstanding. The end of the reinvestment period and the stated maturity date are November 26, 2027 and November 26, 2028, respectively. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of March 31, 2025, the applicable spread in effect was 1.40%. In addition, ASIF Funding III is required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility. As of March 31, 2025, there was $429 million aggregate principal amount outstanding under the BNP Funding Facility and we and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

Debt Securitization

ADL CLO 3 Debt Securitization

In November 2024, we, through our wholly owned consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694 million term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes and include (i) $399 million of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35 million of Class A-2 Senior Notes (the “January 2037 Class A-2 CLO Notes”); (iii) $42 million of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) approximately $218 million of subordinated notes (the “January 2037 CLO Subordinated Notes”). We retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of March 31, 2025 (dollar amounts in millions):

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

See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three months ended March 31, 2025 for a subsequent event relating to an additional term debt securitization.

Unsecured Notes

We issued certain unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refer to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of March 31, 2025 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000	5.968%	November 21, 2024	March 15, 2028
August 2029 Notes	$700	6.527%	June 5, 2024	August 15, 2029
February 2030 Notes	$750	6.621%	October 2, 2024	February 15, 2030
March 2032 Notes	$750	6.151%	January 21, 2025	March 21, 2032
________________________________________

(1)The effective stated interest rates of the Unsecured Notes include the impact of interest rate swaps.

In connection with the issuances of the Unsecured Notes, we entered into registration rights agreements (each, a “Registration Rights Agreement”) for the benefit of the initial purchasers of the Unsecured Notes. Pursuant to these Registration Rights Agreements, we are obligated to file one or more registration statements with the SEC with respect to an offer to exchange each series of Unsecured Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to such series of Unsecured Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has become or been declared effective but in no event later than 365 days after the initial issuance of such series of Unsecured Notes. If we fail to satisfy our registration obligations under each Registration Rights Agreement, we will be required to pay additional interest to the holders of the applicable Unsecured Notes. See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three months ended March 31, 2025 for a subsequent event relating to the commencement of an offer to exchange the Unsecured Notes.

In connection with the Unsecured Notes issued by us, we have entered into interest rate swaps to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to our interest rate swaps as of March 31, 2025 is presented below (dollar amounts in millions).

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.649%	March 15, 2028	$1,000
Interest rate swap	August 2029 Notes	6.350%	SOFR + 2.208%	August 15, 2029	$700
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.302%	February 15, 2030	$750
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.829%	March 21, 2032	$750

See Note 6 to our consolidated financial statements for the three months ended March 31, 2025 for more information on our interest rate swaps.

As of March 31, 2025, we were in compliance in all material respects with the indenture and supplemental indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In April 2025, we amended and restated our Revolving Credit Facility. The amendment, among other things, (a) extended the end of the revolving period and the stated maturity date from April 15, 2028 and April 15, 2029, respectively, to April 15, 2029 and April 15, 2030, respectively, (b) increased the total commitment from $1.810 billion to $3.035 billion, and (c) modified certain covenant restrictions. The Revolving Credit Facility also provides for an “accordion” feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $4.553 billion.

We adjusted the interest rate charged on the Revolving Credit Facility from SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.75% or 1.875% or an “alternate base rate” plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility to SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650%, 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. We are also required to pay letter of credit fees of 1.775%, 1.900% or 2.025% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. The other terms of the Revolving Credit Facility remained materially unchanged.

In April 2025, we and ASIF Funding II entered into an agreement to amend our SB Funding Facility. The amendment, among other things, (a) extended the reinvestment period and the stated maturity date for the SB Funding Facility from September 1, 2026 and March 1, 2033, respectively, to October 8, 2027 and April 8, 2034, respectively, (b) adjusted the interest rate charged on the SB Funding Facility from SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period to SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period and (c) adjusted the commitment fee from (x) 0.50% per annum on any unused portion of the SB Funding Facility to (y) on and after July 8, 2025, between 0.50% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility. The other terms of the SB Funding Facility remained materially unchanged.

In April 2025, we, through our wholly owned, consolidated subsidiary, Ares Direct Lending CLO 5 LLC (“ADL CLO 5”), completed a $499.1 million term debt securitization (the “ADL CLO 5 Debt Securitization”). The ADL CLO 5 Debt Securitization is also known as a collateralized loan obligation and is an on-balance-sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to its overall asset coverage requirement.

The notes offered in the ADL CLO 5 Debt Securitization that mature on April 20, 2038 (collectively, the “April 2038 CLO Notes”) were issued by ADL CLO 5 pursuant to the indenture governing the April 2038 CLO Notes and include (i) $210.0 million of Class A-1 Senior Notes, which bear interest at SOFR plus 1.38%; (ii) $15.0 million of Class A-2 Senior Notes, which bear interest at SOFR plus 1.60%; (iii) $50.0 million of Class B Senior Notes, which bear interest at SOFR plus 1.70% and (iv) $149.1 million of subordinated notes, which do not bear interest. We retained all of the $149.1 million of subordinated notes, which are unsecured obligations of ADL CLO 5 and will accordingly be eliminated in consolidation. In addition, in connection with the ADL CLO 5 Debt Securitization, ADL CLO 5 incurred $75.0 million of Class A-1A Loans that mature on April 20, 2038, which bear interest at SOFR plus 1.38%, under a Class A-1A credit agreement.

Effective April 1, 2025, we issued and sold 20,162,589 Common Shares (consisting of 16,463,776 Class I shares, 1,724,129 Class S shares and 1,974,684 Class D shares at an offering price of $27.36 per share for each class of share), and we received approximately $552 million as payment for such shares.

We received approximately $275 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective May 1, 2025. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of April 2025 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2025. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, May 1, 2025.

As previously disclosed, on March 10, 2025, we announced the declaration of regular monthly gross distributions for April, May and June 2025, in each case for each class of our Common Shares. On May 14, 2025, we announced the declaration of regular monthly gross distributions for July, August and September 2025, in each case for each class of our Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
May 30, 2025	June 25, 2025	$0.21430	$0.21430	$0.21430
June 30, 2025	July 23, 2025	$0.21430	$0.21430	$0.21430
July 31, 2025	August 22, 2025	$0.21430	$0.21430	$0.21430
August 29, 2025	September 24, 2025	$0.21430	$0.21430	$0.21430
September 30, 2025	October 23, 2025	$0.21430	$0.21430	$0.21430
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

On April 23, 2025, we filed a registration statement on Form N-2 increasing the size of the Offering to up to $15.0 billion of our Common Shares.

On April 24, 2025, we commenced an offer to exchange the March 2028 Notes, the August 2029 Notes, the February 2030 Notes and the March 2032 Notes for newly issued registered notes with substantially similar terms.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the three months ended March 31, 2025 for more information on our critical accounting policies.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued monthly at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the independent third‑party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments monthly, beginning as of the third quarter after origination (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our financial statement audit.

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

•When a portfolio investment is reviewed by an IVP:

◦Relevant information related to the portfolio investment is made available by the Valuation Designee to the IVP, who does not independently verify such information.

◦The IVP reviews and analyzes the information provided by the Valuation Designee, along with relevant market and economic data, and independently determines a range of values for the portfolio investment.

◦The IVP provides its analysis to the Valuation Designee to support the IVP’s valuation methodology and calculations.

•The valuation committee of the Valuation Designee determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of the IVPs, where applicable.

•When a portfolio investment is reviewed by an IVP, a positive assurance opinion or independent valuation report is issued by the IVP that confirms the fair value determined by the Valuation Designee for the portfolio investment is within the range of values independently calculated by such IVP.

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

See Note 8 to our consolidated financial statements for the three months ended March 31, 2025 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business and Structure—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025.

Investment Valuation Risk

Investments in our portfolio that do not have a readily available market value are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the IVPs that have been engaged to support the valuation of each portfolio investment without a readily available market quotation monthly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three months ended March 31, 2025 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates, including the current interest rate environment” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025.

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

As of March 31, 2025, 91% of the investments at fair value in our portfolio bore interest at variable rates, 6% bore interest at fixed rates and 3% were non-income producing. Additionally, 68% of the variable rate investments at fair value contained interest rate floors. The Credit Facilities and the January 2037 CLO Notes bear interest at variable rates with no interest rate floors. The Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See Note 5 to our consolidated financial statements for the three months ended March 31, 2025 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the three months ended March 31, 2025 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our March 31, 2025 consolidated statement of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$369	$158	$211
Up 200 basis points	$249	$106	$143
Up 100 basis points	$125	$53	$72
Down 100 basis points	$(125)	$(53)	$(72)
Down 200 basis points	$(249)	$(106)	$(143)
Down 300 basis points	$(369)	$(158)	$(211)
________________________________________

(1)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the three months ended March 31, 2025 for more information on the income based fee.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and those set forth under the caption “Risk Factors” in our registration statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our Registration Statement on Form N-2 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to Item 3.02 in our Current Reports on Form 8-K filed with SEC on January 22, 2025, February 19, 2025 and March 21, 2025 for information about unregistered sales of our equity securities during the quarter.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
4.1	Fourth Supplemental Indenture, dated as of January 21, 2025, relating to the 6.200% Notes due 2032, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Form 8-K (File No. 814-00663), filed on January 21, 2025).
4.2	Form of 6.200% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Fund’s Form 8-K (File No. 814-00663), filed on January 21, 2025).
4.3	Registration Rights Agreement, dated as of January 21, 2025, relating to the 6.200% Notes due 2032 by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Fund's Form 8-K (File No. 814-006633), filed on January 21, 2025).
4.4	Indenture and Security Agreement, dated as of April 10, 2025, by and between Ares Direct Lending CLO 5 LLC, as issuer, and U.S. Bank Trust Company, National Association, as collateral trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.5	Form of Class A-1 Senior Floating Rate Notes due 2038 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.6	Form of Class A-2 Senior Floating Rate Notes due 2038 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.7	Form of Class B Senior Floating Rate Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.8	Form of Subordinated Notes due 2038 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.1	Class A-1A Credit Agreement, dated as of April 10, 2025, by and among Ares Direct Lending CLO 5 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.2	Collateral Administration Agreement, dated as of April 10, 2025, by and between Ares Direct Lending CLO 5 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.3	Asset Management Agreement, dated as of April 10, 2025, by and between Ares Direct Lending CLO 5 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.4	Master Purchase and Sale Agreement, dated as of April 10, 2025, by and between Ares Strategic Income Fund, as seller, and Ares Direct Lending CLO 5 LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.5	Contribution Agreement, dated as of April 10, 2025, by and between Ares Strategic Income Fund, as transferor, and Ares Direct Lending CLO 5 LLC, as transferee (incorporated by reference to Exhibit 10.6 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.6	Amendment No. 5 to the Loan and Servicing Agreement, dated as of February 21, 2025, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time party thereto, Société Générale, as agent and swingline lender, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian (incorporated by reference to Exhibit 10.21 to the Fund’s Annual Report on Form 10-K, filed on March 10, 2025).
10.7	Amendment No. 4 to Credit Agreement, dated as of April 8, 2025, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.8	Second Amended and Restated Senior Secured Credit Agreement, dated as of April 15, 2025, by and among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on April 21, 2025).

31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ARES STRATEGIC INCOME FUND

Date: May 14, 2025	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

Date: May 14, 2025	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

Date: May 14, 2025	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer