Form 10-Q
period 2025-06-30
ARES STRATEGIC INCOME FUND
filed 2025-08-08
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The number of the Registrant’s common shares, $0.01 par value per share, outstanding as of August 6, 2025 was 250,000,136, 41,147,842 and 25,175,576 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$15,897,215	$11,462,556
Non-controlled affiliate company investments	96,810	86,593
Total investments at fair value (amortized cost of $15,824,569 and $11,482,053, respectively)	15,994,025	11,549,149
Cash and cash equivalents	140,948	165,777
Restricted cash	117,140	4,650
Interest receivable	146,276	110,917
Receivable for open trades	280,775	254,059
Other assets	147,033	65,362
Total assets	$16,826,197	$12,149,914
LIABILITIES
Debt	$6,825,254	$4,527,184
Base management fee payable	8,741	6,272
Income based fee payable	22,842	15,830
Capital gains incentive fee payable	15,068	13,324
Interest and facility fees payable	97,668	58,448
Payable for open trades	923,494	1,537,150
Interest rate swap collateral payable	117,140	4,650
Accounts payable and other liabilities	55,582	40,568
Deferred tax liabilities	1,162	—
Secured borrowing	269,947	—
Distribution payable	64,727	45,138
Distribution and servicing fees payable	892	654
Total liabilities	8,402,517	6,249,218
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 306,225 and 213,687 common shares issued and outstanding, respectively	3,062	2,137
Capital in excess of par value	8,340,285	5,797,967
Accumulated undistributed earnings	80,333	100,592
Total net assets	8,423,680	5,900,696
Total liabilities and net assets	$16,826,197	$12,149,914

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$6,682,544	$4,761,183
Common shares outstanding ($0.01 par value, unlimited shares authorized)	242,935	172,421
Net asset value per share	$27.51	$27.61
Class S Shares:
Net assets	$1,090,449	$814,414
Common shares outstanding ($0.01 par value, unlimited shares authorized)	39,641	29,493
Net asset value per share	$27.51	$27.61
Class D Shares:
Net assets	$650,687	$325,099
Common shares outstanding ($0.01 par value, unlimited shares authorized)	23,649	11,773
Net asset value per share	$27.51	$27.61
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$288,063	$101,007	$529,760	$173,765
PIK interest income	16,860	4,177	28,369	6,825
Dividend income	6,215	1,799	9,410	2,282
Other income	5,540	3,025	12,556	4,819
Total investment income from non-controlled/non-affiliate company investments	316,678	110,008	580,095	187,691
From non-controlled affiliate company investments:
Interest income	2,056	567	3,977	567
Other income	34	—	71	—
Total investment income from non-controlled affiliate company investments	2,090	567	4,048	567
Total investment income	318,768	110,575	584,143	188,258
EXPENSES:
Interest and credit facility fees	103,455	24,682	186,400	42,094
Base management fee	25,736	9,854	47,145	16,503
Income based fee	22,842	8,867	42,328	14,918
Capital gains incentive fee	8,493	3,259	1,744	4,642
Offering expenses	515	1,206	987	2,998
Shareholder servicing and distribution fees
Class S	2,225	1,157	4,160	1,979
Class D	377	50	653	90
Administrative and other fees	1,952	1,515	3,622	2,847
Other general and administrative	4,317	2,151	7,145	4,015
Total expenses	169,912	52,741	294,184	90,086
Expense support (Note 3)	(20,116)	(8,673)	(30,552)	(14,642)
Expense support recoupment (Note 3)	—	—	2,884	—
Net expenses	149,796	44,068	266,516	75,444
NET INVESTMENT INCOME BEFORE INCOME TAXES	168,972	66,507	317,627	112,814
Income tax expense, including excise tax	56	235	221	463
NET INVESTMENT INCOME	168,916	66,272	317,406	112,351
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(2,277)	5,029	1,756	8,111
Non-controlled affiliate company investments	1	—	2	—
Foreign currency transactions	(14,057)	221	(12,784)	99
Net realized gains (losses)	(16,333)	5,250	(11,026)	8,210
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	136,610	18,718	102,874	26,093
Non-controlled affiliate company investments	(626)	2,398	1,165	2,398
Foreign currency transactions	(50,541)	(292)	(77,865)	437
Net change in deferred tax liabilities	(1,162)	—	(1,162)	—
Net unrealized gains	84,281	20,824	25,012	28,928
Net realized and unrealized gains on investments and foreign currency transactions	67,948	26,074	13,986	37,138
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$236,864	$92,346	$331,392	$149,489

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	8.38%	SOFR (Q)	4.25%		08/2028		$30,154.1	$30,074.1	$30,262.4	(2)(7)
ACP Avenu Midco LLC (10)	First lien senior secured loan	9.02%	SOFR (S)	4.75%		10/2029		10,473.3	10,323.1	10,368.6	(2)(7)(12)
Actfy Buyer, Inc. (10)	First lien senior secured loan	9.33%	SOFR (M)	5.00%		05/2031		33,027.7	32,449.9	33,027.7	(2)(7)(12)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (10)	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		07/2030		20,657.3	20,323.4	20,657.3	(2)(5)(7)(12)
	Limited partnership interest				10/2023		100,000		110.5	131.2	(2)(5)(12)
									20,433.9	20,788.5
Adonis Bidco Inc. (10)	First lien senior secured loan	10.05% (3.00% PIK)	SOFR (Q)	5.75%		02/2032		107,272.6	105,254.0	106,199.9	(2)(7)(12)
	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		02/2032		5,111.1	4,809.0	4,742.2	(2)(7)(12)
									110,063.0	110,942.1
AI Titan Parent, Inc. (10)	First lien senior secured loan	8.83%	SOFR (M)	4.50%		08/2031		53,245.3	52,776.6	53,245.3	(2)(7)(12)
Applied Systems, Inc.	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		02/2031		45,888.8	45,846.3	46,060.8	(2)
Aptean, Inc. and Aptean Acquiror Inc. (10)	First lien senior secured loan	9.08%	SOFR (Q)	4.75%		01/2031		52,565.2	52,261.6	52,565.2	(2)(7)(12)
Artifact Bidco, Inc. (10)	First lien senior secured loan	8.55%	SOFR (Q)	4.25%		07/2031		24,848.9	24,633.4	24,848.9	(2)(7)(12)
Asurion, LLC	First lien senior secured loan	8.58%	SOFR (M)	4.25%		09/2030		20,000.0	19,404.1	19,410.0	(2)
	First lien senior secured loan	7.69%	SOFR (M)	3.25%		07/2027		8,824.0	8,802.6	8,811.1	(2)
									28,206.7	28,221.1
Avalara, Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		03/2032		2,000.0	2,006.3	2,007.1
BCPE Pequod Buyer, Inc. (10)	First lien senior secured loan	7.58%	SOFR (M)	3.25%		11/2031		12,511.7	12,453.0	12,524.2	(2)
BCTO Ignition Purchaser, Inc.	Senior subordinated loan	11.77% PIK	SOFR (Q)	7.50%		10/2030		29,893.1	29,374.6	29,893.1	(2)(7)(12)
BEP Intermediate Holdco, LLC	First lien senior secured loan	7.58%	SOFR (M)	3.25%		04/2031		22,254.5	22,294.5	22,282.3	(2)
Bizzdesign Holding BV	First lien senior secured loan	8.48%	Euribor (Q)	6.50%		10/2031		3,238.1	2,821.5	3,238.1	(2)(5)(7)(12)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2030		13,169.7	12,936.6	13,169.7	(2)(7)(12)
	Class A-1 units				06/2023		113,541		113.5	108.8	(12)
									13,050.1	13,278.5
Boost Newco Borrower, LLC	First lien senior secured loan	6.30%	SOFR (Q)	2.00%		01/2031		69,192.2	69,213.8	69,336.1	(2)
CBTS Borrower, LLC and CBTS TopCo, L.P. (10)	First lien senior secured loan	14.50% PIK	SOFR (Q)	10.00%		12/2030		8,278.0	7,930.1	8,278.0	(2)(7)(12)
	Series A-2 preferred shares	8.00% PIK			12/2024		1,200,000		1,256.2	1,176.3	(2)(12)
									9,186.3	9,454.3
CCC Intelligent Solutions Inc.	First lien senior secured loan	6.33%	SOFR (M)	2.00%		01/2032		20,598.2	20,630.5	20,595.8	(2)(5)(7)
Central Parent Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		07/2029		16,140.8	14,822.3	13,438.9	(2)
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (10)	First lien senior secured loan	10.32% (3.25% PIK)	SOFR (M)	6.00%		04/2030		39,260.2	38,509.9	39,260.2	(2)(7)(12)
	Series A preferred stock	15.00% PIK			04/2024		22,759		26,521.7	27,204.4	(2)(12)
									65,031.6	66,464.6
Clearwater Analytics, LLC	First lien senior secured loan	6.52%	SOFR (Q)	2.25%		04/2032		6,312.1	6,312.1	6,304.3	(2)(5)(12)
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		03/2029		72,970.4	71,839.3	73,020.0	(2)(7)
	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		03/2031		58,982.7	58,871.8	59,070.0	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured notes	8.25%				06/2032		100.0	100.0	106.4	(2)
	Second lien senior secured notes	9.00%				09/2029		13,100.0	13,100.0	13,563.7	(2)
									143,911.1	145,760.1
Clubessential, LLC	First lien senior secured loan	7.45%	SOFR (Q)	3.00%		03/2032		16,638.0	16,609.6	16,638.0	(2)(12)
Cohnreznick Advisory LLC (10)	First lien senior secured loan	8.30%	SOFR (Q)	4.00%		03/2032		9,744.4	9,697.2	9,695.6	(2)(12)
Conservice Midco, LLC	First lien senior secured loan	7.33%	SOFR (M)	3.00%		05/2030		71,225.4	71,282.8	71,255.3	(2)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	First lien senior secured loan	8.19%	SOFR (M)	3.75%		10/2028		14,802.6	13,803.4	13,854.3	(7)
	Second lien senior secured loan	10.94%	SOFR (M)	6.50%		10/2029		55,961.4	51,204.7	51,204.7	(7)(12)
									65,008.1	65,059.0
Coupa Holdings, LLC and Coupa Software Incorporated (10)	First lien senior secured loan	9.53%	SOFR (Q)	5.25%		02/2030		4,544.3	4,468.5	4,544.3	(2)(7)(12)
Databricks, Inc. (10)	First lien senior secured loan	8.83%	SOFR (M)	4.50%		01/2031		87.8	87.4	88.2	(2)(12)
Dedomena Bidco Limited (10)	First lien senior secured loan	9.90%	SONIA (M)	5.50%		06/2032		968.3	935.4	968.3	(2)(5)(7)(12)
Diligent Corporation (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%		08/2030		386.9	355.4	386.9	(2)(7)(9)(12)
	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		08/2030		20,988.5	20,860.5	20,988.5	(2)(7)(12)
									21,215.9	21,375.4
DriveCentric Holdings, LLC (10)	First lien senior secured loan	8.82%	SOFR (Q)	4.50%		08/2031		16,646.0	16,500.4	16,646.0	(2)(7)(12)
E2Open, LLC	First lien senior secured loan	7.94%	SOFR (M)	3.50%		02/2028		22,892.9	22,862.9	22,958.4	(2)(5)(7)
Echo Purchaser, Inc. (10)	First lien senior secured loan	9.83%	SOFR (M)	5.50%		11/2029		28,072.4	27,658.5	28,072.4	(2)(7)(12)
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (10)	First lien senior secured loan	9.06%	SOFR (M)	4.75%		09/2031		116,367.5	115,339.4	116,367.5	(2)(7)(12)
	Preferred units	12.50% PIK			09/2024		304		3,294.8	3,355.6	(2)(12)
	Class A common units				09/2024		261		261.0	278.3	(2)(12)
									118,895.2	120,001.4
Edmunds Govtech, Inc. (10)	First lien senior secured revolving loan	8.05%	SOFR (Q)	3.75%		02/2030		301.4	296.8	301.4	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		02/2031		3,659.8	3,580.3	3,659.8	(2)(7)(12)
									3,877.1	3,961.2
Einstein Parent, Inc. (10)	First lien senior secured loan	10.77%	SOFR (Q)	6.50%		01/2031		16,100.7	15,802.2	15,778.7	(2)(7)(12)
Ensono, Inc.	First lien senior secured loan	8.44%	SOFR (M)	4.00%		05/2028		37,817.9	37,595.8	37,780.1	(2)(7)
	First lien senior secured loan	8.25%	SOFR (S)	4.00%		05/2028		3,420.0	3,394.4	3,416.6	(7)(12)
									40,990.2	41,196.7
Epicor Software Corporation	First lien senior secured loan	7.08%	SOFR (M)	2.75%		05/2031		58,992.0	58,901.1	59,110.6	(2)(7)
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT (10)	First lien senior secured loan	9.08%	SOFR (M)	4.75%		01/2032		77,899.0	77,179.5	77,067.0	(2)(7)(12)
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (10)	First lien senior secured loan	11.57%	SOFR (Q)	7.25%		09/2029		22,367.2	22,052.6	22,367.2	(2)(5)(7)(12)
Genesys Cloud Services Holdings II, LLC	First lien senior secured loan	6.83%	SOFR (M)	2.50%		01/2032		26,885.6	26,783.3	26,865.7	(2)
GHP-VGS Purchaser LLC (10)	First lien senior secured loan	9.43%	SOFR (S)	4.75%		04/2032		13,992.2	13,855.7	13,852.3	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Goldeneye Parent, LLC (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		03/2032		18,431.4	18,342.5	18,339.2	(2)(7)(12)
Guidepoint Security Holdings, LLC (10)	First lien senior secured loan	9.58%	SOFR (M)	5.25%		10/2029		8,192.9	8,078.0	8,192.9	(2)(7)(12)
Hakken Midco B.V. (10)	First lien senior secured loan	9.76%	Euribor (Q)	7.25%		07/2030		5,381.6	4,909.0	5,255.4	(2)(5)(7)(12)
Hyland Software, Inc. (10)	First lien senior secured loan	9.33%	SOFR (M)	5.00%		09/2030		23,538.6	23,274.4	23,538.6	(2)(7)(12)
iCapital, Inc.	Common stock				04/2025		1,776,038		24,864.0	24,864.0	(2)(12)
Icefall Parent, Inc. (10)	First lien senior secured loan	10.03%	SOFR (Q)	5.75%		01/2030		11,140.8	10,970.1	11,140.8	(2)(7)(12)
ID.me, LLC (10)	First lien senior secured revolving loan	10.00%				01/2031		8,346.9	8,192.2	8,180.0	(2)(12)
	First lien senior secured loan	10.25% (5.25% PIK)				01/2031		67,448.2	60,640.1	60,028.9	(2)(12)
	Warrant to purchase common stock				01/2025	01/2035	4,329,474		6,009.0	6,133.4	(2)(12)
									74,841.3	74,342.3
Idera, Inc.	First lien senior secured loan	7.78%	SOFR (Q)	3.50%		03/2028		12,215.4	12,055.1	11,420.8	(2)(7)
IGT Holding IV AB	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		09/2031		5,000.0	4,987.9	5,025.0	(2)(5)(12)
Imprivata, Inc.	First lien senior secured loan	7.78%	SOFR (Q)	3.50%		12/2027		30,231.6	30,325.5	30,324.1	(2)(7)
Informatica LLC	First lien senior secured loan	6.58%	SOFR (M)	2.25%		10/2028		3,291.5	3,270.8	3,302.8	(2)(5)
Instructure Holdings, INC.	First lien senior secured loan	7.21%	SOFR (Q)	3.00%		11/2031		46,478.7	46,432.6	46,516.8	(2)
	First lien senior secured loan	9.21%	SOFR (S)	5.00%		11/2032		1,129.0	1,136.2	1,137.4	(2)
									47,568.8	47,654.2
Internet Truckstop Group LLC (10)	First lien senior secured loan	9.70%	SOFR (Q)	5.25%		04/2027		33,285.0	33,074.2	33,285.0	(2)(7)(12)
JAMS Holdings LP and Jams Buyer LLC (10)	First lien senior secured loan	9.83%	SOFR (Q)	5.50%		06/2032		14,133.6	13,924.0	13,921.6	(2)(7)(12)
	Preferred units	8.00% PIK			06/2025		982,000		988.0	982.0	(2)(12)
									14,912.0	14,903.6
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	First lien senior secured loan	7.58%	SOFR (M)	3.25%		03/2032		4,987.5	4,996.9	5,004.7
	Second lien senior secured loan	9.33%	SOFR (M)	5.00%		03/2033		20,000.0	20,012.5	20,006.2
									25,009.4	25,010.9
Leia Finco US LLC	Second lien senior secured loan	9.46%	SOFR (Q)	5.25%		10/2032		10,962.0	10,776.2	10,861.5	(2)(5)
Magellan Topco (10)	First lien senior secured loan	8.37%	Euribor (S)	6.25%		10/2031		981.2	881.4	981.2	(2)(5)(7)(12)
Marcel Bidco LLC	First lien senior secured loan	9.13%	SOFR (M)	3.50%		11/2030		11,512.5	11,469.7	11,562.9	(2)(5)(7)
McAfee Corp.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		03/2029		30,221.2	29,875.4	29,308.2	(2)(7)
Mermaid Bidco Inc.	First lien senior secured loan	7.51%	SOFR (Q)	3.25%		07/2031		36,088.0	36,045.7	36,088.0	(2)
Metatiedot Bidco OY and Metatiedot US, LLC (10)	First lien senior secured loan	7.26%	Euribor (Q)	5.25%		11/2031		7,403.6	6,536.9	7,403.6	(2)(5)(7)(12)
	First lien senior secured loan	9.58%	SOFR (Q)	5.25%		11/2031		4,671.9	4,607.7	4,671.9	(2)(5)(7)(12)
									11,144.6	12,075.5
MH Sub I, LLC	First lien senior secured loan	8.58%	SOFR (M)	4.25%		05/2028		921.9	923.1	864.0	(2)(7)
Mitchell International, Inc.	First lien senior secured loan	7.58%	SOFR (M)	3.25%		06/2031		3,940.1	3,922.6	3,933.8	(2)(7)
	Second lien senior secured loan	9.58%	SOFR (M)	5.25%		06/2032		38,234.5	37,960.3	37,460.3	(2)(7)
									41,882.9	41,394.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc. (10)	First lien senior secured loan	9.55% (2.75% PIK)	SOFR (Q)	5.25%		04/2032		47,229.7	46,771.0	46,757.4	(2)(7)(12)
	Series A preferred stock	13.00% PIK			04/2025		26,000		25,914.9	25,900.8	(2)(12)
									72,685.9	72,658.2
Netsmart, Inc. and Netsmart Technologies, Inc. (10)	First lien senior secured loan	9.28% (2.45% PIK)	SOFR (M)	4.95%		08/2031		79,648.9	78,965.0	79,648.9	(2)(7)(12)
North Star Acquisitionco, LLC and Toucan Bidco Limited (10)	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		05/2029		12,539.8	12,491.7	12,568.9	(2)(5)(7)(12)
	First lien senior secured loan	8.86%	NIBOR (Q)	4.50%		05/2029		2,659.2	2,431.6	2,659.2	(2)(5)(12)
	First lien senior secured loan	8.72%	SONIA (Q)	4.50%		05/2029		1,678.5	1,531.5	1,678.5	(2)(5)(12)
	First lien senior secured loan	8.91%	SONIA (Q)	4.75%		05/2029		707.0	704.2	719.1	(2)(5)(12)
									17,159.0	17,625.7
OID-OL Intermediate I, LLC	First lien senior secured loan	10.33%	SOFR (S)	6.00%		02/2029		18,270.0	18,874.6	18,772.4	(2)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	8.08%	SOFR (M)	3.75%		03/2031		12,464.9	12,493.3	12,527.2	(2)(5)
PCMI Parent, LLC and PCMI Ultimate Holdings, LP (10)	First lien senior secured loan	9.82%	SOFR (Q)	5.50%		03/2032		22,202.1	21,989.5	22,091.1	(2)(7)(12)
	Class A units	9.00% PIK			03/2025		1,063		1,091.4	1,055.2	(2)(12)
	Class B units				03/2025		253,114		—	—	(12)
									23,080.9	23,146.3
Planview Parent, Inc.	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		12/2027		26,882.2	26,891.8	26,109.3	(2)
Polaris Newco, LLC	First lien senior secured loan	8.29%	SOFR (Q)	3.75%		06/2028		43,338.3	42,612.5	42,188.6	(2)(7)
Poseidon IntermediateCo, Inc. (10)	First lien senior secured loan	8.81%	SOFR (M)	4.50%		06/2032		27,400.3	27,127.9	27,263.3	(2)(7)(12)
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		10/2030		15,959.8	15,920.2	16,028.6	(2)(7)
Project Boost Purchaser, LLC	First lien senior secured loan	7.30%	SOFR (Q)	3.00%		07/2031		50,585.3	50,502.8	50,648.6	(2)
	Second lien senior secured loan	9.55%	SOFR (Q)	5.25%		07/2032		2,961.9	2,957.0	2,979.2	(2)
									53,459.8	53,627.8
Proofpoint, Inc.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		08/2028		116,310.4	116,294.0	116,323.2	(2)(7)
PushPay USA Inc.	First lien senior secured loan	8.30%	SOFR (Q)	4.00%		08/2031		34,561.7	34,551.2	34,561.7	(2)(12)
QBS Parent, Inc. (10)	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		06/2032		14,673.4	14,606.1	14,600.0	(2)(7)(12)
RealPage, Inc.	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		04/2028		39,900.0	39,759.0	39,900.0	(2)(7)
	First lien senior secured loan	7.56%	SOFR (Q)	3.00%		04/2028		34,674.8	34,432.9	34,407.8	(2)(7)
									74,191.9	74,307.8
Rocket Software, Inc.	First lien senior secured loan	8.58%	SOFR (M)	4.25%		11/2028		8,903.8	8,931.2	8,920.9	(2)(7)
Runway Bidco, LLC (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		12/2031		1,941.6	1,923.7	1,922.2	(2)(7)(12)
Sapphire Software Buyer, Inc. (10)	First lien senior secured loan	9.22%	SOFR (S)	5.00%		09/2031		47,572.0	47,153.7	47,572.0	(2)(7)(12)
Sedgwick Claims Management Services, Inc.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		07/2031		58,930.9	58,784.4	59,115.4	(2)
Severin Acquisition, LLC (10)	First lien senior secured revolving loan	9.08%	SOFR (M)	4.75%		10/2031		6,418.7	6,286.4	6,270.5	(2)(7)(12)
	First lien senior secured loan	9.33% (2.25% PIK)	SOFR (M)	5.00%		10/2031		116,129.3	115,031.8	114,763.8	(2)(7)(12)
									121,318.2	121,034.3
Sophia, L.P.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		10/2029		40,532.2	40,443.5	40,608.4	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Second lien senior secured loan	9.08%	SOFR (M)	4.75%		11/2032		5,764.7	5,751.3	5,880.0	(2)(7)(12)
									46,194.8	46,488.4
Spaceship Purchaser, Inc. (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		10/2031		104,014.3	103,079.1	104,014.3	(2)(7)(12)
Spark Purchaser, Inc. (10)	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		04/2031		17,167.6	16,885.4	17,167.6	(2)(7)(12)
Superman Holdings, LLC (10)	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		08/2031		47,586.6	47,385.0	47,586.6	(2)(7)(12)
Switch BBF, LLC	Private asset-backed investment	11.42%	SOFR (S)	7.17%		08/2027		1,957.2	1,957.2	1,957.2	(2)(12)
Tenable Holdings, Inc.	First lien senior secured loan	7.19%	SOFR (M)	2.75%		07/2028		5,347.0	5,348.7	5,347.0	(2)(5)(7)
Transit Technologies LLC (10)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(8)(12)
	First lien senior secured loan	8.89%	SOFR (S)	4.75%		08/2031		12,169.2	12,056.1	12,169.2	(2)(7)(12)
									12,056.1	12,169.2
UserZoom Technologies, Inc.	First lien senior secured loan	11.78%	SOFR (Q)	7.50%		04/2029		634.4	622.9	634.4	(2)(7)(12)
Vantage Data Centers Europe S.a r.l. (10)	Private asset-backed investment	8.87%	Euribor (M)	6.85%		05/2029		2,529.4	2,283.8	2,529.4	(2)(5)(12)
Vamos Bidco, Inc. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		01/2032		15,109.6	14,967.5	14,958.5	(2)(7)(12)
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (10)	First lien senior secured loan	9.04%	SOFR (Q)	4.75%		08/2031		52,164.1	51,678.3	52,164.1	(2)(7)(12)
	Partnership units				08/2024		1,807,000		1,810.8	2,036.4	(2)(12)
									53,489.1	54,200.5
Viper Bidco, Inc. (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		11/2031		14,854.0	14,718.4	14,705.5	(2)(7)(12)
	First lien senior secured loan	9.22%	SONIA (Q)	5.00%		11/2031		9,420.8	8,576.7	9,326.6	(2)(7)(12)
									23,295.1	24,032.1
VS Buyer, LLC	First lien senior secured loan	7.02%	SOFR (Q)	2.75%		04/2031		7,523.7	7,508.1	7,551.9	(2)
Wellington Bidco Inc. and Wellington TopCo LP (10)	First lien senior secured revolving loan	9.05%	SOFR (Q)	4.75%		06/2030		1,189.7	1,118.4	1,189.7	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2030		51,206.0	50,785.4	51,206.0	(2)(7)(12)
	Class A-2 preferred units				06/2024		2,106,000		2,203.3	2,260.2	(2)(12)
									54,107.1	54,655.9
ZocDoc, Inc.	First lien senior secured loan	10.82%	SOFR (Q)	6.50%		05/2029		32,500.0	31,299.5	32,500.0	(2)(7)(12)
Zuora, Inc.	First lien senior secured loan	7.83%	SOFR (M)	3.50%		02/2032		18,778.9	18,728.5	18,677.1	(2)

									3,238,555.1	3,254,568.6		38.64%
Health Care Equipment and Services
Aerin Medical Inc. (10)	First lien senior secured loan	11.55% (3.88% PIK)	SOFR (Q)	7.25%		12/2030		14,336.0	13,977.2	14,336.0	(2)(7)(12)
	Series G preferred shares				12/2024		943,034		1,106.0	1,100.3	(2)(12)
									15,083.2	15,436.3
Agiliti Health, Inc.	First lien senior secured loan	7.24%	SOFR (Q)	3.00%		05/2030		17,176.0	16,981.0	16,596.3	(2)
Amerivet Partners Management, Inc. and AVE Holdings LP	Subordinated loan	16.50% PIK				12/2030		38,682.9	37,383.8	33,654.1	(2)(12)
	Class A units				03/2024		1,575		1,575.0	—	(12)
	Class C units				11/2023		3,849		768.4	—	(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									39,727.2	33,654.1
Amethyst Radiotherapy Group B.V.	First lien senior secured loan	7.42%	Euribor (Q)	5.25%		04/2031		4,710.0	4,097.6	4,710.0	(2)(5)(7)(12)
Artivion, Inc. (10)	First lien senior secured revolving loan	8.30%	SOFR (Q)	4.00%		01/2030		1,983.0	1,907.8	1,983.0	(2)(5)(7)(12)
	First lien senior secured loan	10.55%	SOFR (Q)	6.25%		01/2030		26,884.3	26,373.4	26,884.3	(2)(5)(7)(12)
									28,281.2	28,867.3
athenahealth Group Inc.	First lien senior secured loan	7.08%	SOFR (M)	2.75%		02/2029		80,384.1	79,676.7	80,258.7	(2)(7)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (10)	First lien senior secured revolving loan	10.83%	SOFR (M)	6.50%		12/2028		1,032.1	982.4	688.1	(2)(7)(12)
	First lien senior secured loan	11.58% (3.63% PIK)	SOFR (Q)	7.25%		12/2028		27,209.3	26,822.2	24,488.3	(2)(7)(12)
									27,804.6	25,176.4
Bausch + Lomb Corporation	First lien senior secured loan	8.33%	SOFR (M)	4.00%		09/2028		20,081.6	20,079.9	20,056.5	(2)(5)
	First lien senior secured loan	8.57%	SOFR (M)	4.25%		12/2030		20,000.0	19,900.0	20,012.6	(5)
									39,979.9	40,069.1
Bracket Intermediate Holding Corp.	First lien senior secured loan	8.55%	SOFR (Q)	4.25%		05/2028		37,115.3	37,066.1	37,200.3	(2)(7)
BrightStar Group Holdings, Inc. (10)	First lien senior secured revolving loan	9.30%	SOFR (Q)	5.00%		03/2032		188.3	152.5	150.7	(2)(7)(12)
	First lien senior secured loan	9.25%	SOFR (S)	5.00%		03/2032		28,591.5	28,319.3	28,448.5	(2)(7)(12)
									28,471.8	28,599.2
BVI Medical, Inc. and BVI Group Limited (10)	First lien senior secured loan	10.58% (5.00% PIK)	SOFR (M)	6.25%		03/2032		137,778.8	135,837.0	135,712.1	(2)(5)(7)(12)
	Ordinary shares				03/2025		2,249		3,000.4	2,671.7	(2)(5)(12)
									138,837.4	138,383.8
Charlotte Buyer, Inc.	First lien senior secured loan	8.56%	SOFR (M)	4.25%		02/2028		1,469.1	1,475.5	1,468.9	(2)(7)
CNT Holdings I Corp	First lien senior secured loan	6.78%	SOFR (Q)	2.50%		11/2032		83,814.1	83,782.1	83,980.0	(2)(7)
Confluent Medical Technologies, Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		02/2029		30,325.8	30,360.4	30,287.9	(2)(7)
Cradle Lux Bidco S.A.R.L. (10)	First lien senior secured loan	7.60%	Euribor (S)	5.50%		11/2031		13,747.7	12,473.1	13,901.1	(2)(5)(7)(12)
	First lien senior secured loan	9.77%	SOFR (S)	5.50%		11/2031		3,267.1	3,207.3	3,267.1	(2)(5)(7)(12)
									15,680.4	17,168.2
Electron Bidco Inc.	First lien senior secured loan	7.08%	SOFR (M)	2.75%		11/2028		65,539.6	65,502.2	65,682.4	(2)(7)
Empower Payments Investor, LLC (10)	First lien senior secured loan	8.82%	SOFR (M)	4.50%		03/2031		16,928.7	16,686.3	16,928.7	(2)(7)(12)
Ensemble RCM, LLC	First lien senior secured loan	7.28%	SOFR (Q)	3.00%		08/2029		58,005.9	57,921.6	58,217.0	(2)
Envisage Management Ltd (10)	First lien senior secured loan	11.74% (2.19% PIK)	SONIA (Q)	7.50%		04/2031		3,857.8	3,474.5	3,857.8	(2)(5)(7)(12)
	First lien senior secured loan	11.24% (2.19% PIK)	SONIA (Q)	7.00%		04/2031		2,142.1	1,963.3	2,142.1	(2)(5)(7)(12)
									5,437.8	5,999.9
Gainwell Acquisition Corp.	First lien senior secured loan	8.40%	SOFR (Q)	4.00%		10/2027		45,072.8	43,416.7	43,348.8	(2)(7)
Hanger, Inc. (10)	First lien senior secured loan	7.83%	SOFR (M)	3.50%		10/2031		20,126.8	20,178.1	20,148.2	(2)
Himalaya TopCo LLC (10)	First lien senior secured loan	9.33%	SOFR (M)	5.00%		06/2032		151,649.7	148,642.2	150,133.2	(2)(7)(12)
HuFriedy Group Acquisition LLC (10)	First lien senior secured revolving loan	9.81%	SOFR (Q)	5.50%		05/2030		319.7	232.4	319.7	(2)(7)(12)
	First lien senior secured loan	9.83%	SOFR (Q)	5.50%		05/2031		57,914.5	57,004.6	57,914.5	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									57,237.0	58,234.2
ICU Medical Inc.	First lien senior secured loan	6.95%	SOFR (Q)	2.50%		01/2029		8,086.2	8,070.1	8,097.7	(2)(5)(7)
Lifepoint Health Inc	First lien senior secured loan	8.01%	SOFR (Q)	3.75%		05/2031		5,713.6	5,715.6	5,646.7	(2)
LivTech Purchaser, Inc. (10)	First lien senior secured loan	8.81%	SOFR (Q)	4.50%		11/2031		7,376.8	7,321.6	7,376.8	(2)(7)(12)
Mamba Purchaser, Inc.	First lien senior secured loan	7.08%	SOFR (M)	2.75%		10/2028		50,066.7	50,036.4	50,019.6	(2)(7)
Medline Borrower, LP	First lien senior secured loan	6.58%	SOFR (M)	2.25%		10/2028		102,769.5	102,715.0	102,819.9	(2)(7)
Next Holdco, LLC (10)	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		11/2030		5,713.8	5,648.0	5,713.8	(2)(7)(12)
Nomi Health, Inc.	First lien senior secured loan	12.55%	SOFR (Q)	8.25%		07/2028		18,611.2	18,241.1	16,750.0	(2)(7)(12)
	Warrant to purchase Series B preferred stock				07/2023	07/2033	10,142		—	—	(12)
	Warrant to purchase Class A common stock				06/2024	06/2034	22,661		—	—	(2)(12)
									18,241.1	16,750.0
PointClickCare Technologies Inc.	First lien senior secured loan	7.42%	SOFR (Q)	3.25%		11/2031		38,040.2	38,103.5	38,159.2	(2)(5)
Project Ruby Ultimate Parent Corp.	First lien senior secured loan	7.44%	SOFR (M)	3.00%		03/2028		86,178.7	86,230.8	86,250.2	(2)
Radnet Management, Inc.	First lien senior secured loan	6.58%	SOFR (Q)	2.25%		04/2031		34,261.0	34,201.5	34,282.6	(2)(5)
Raven Acquisition Holdings, LLC (10)	First lien senior secured loan	7.58%	SOFR (M)	3.25%		11/2031		31,433.1	31,340.1	31,393.8	(2)
RegionalCare Hospital Partners Holdings, Inc.	First lien senior secured loan	7.82%	SOFR (Q)	3.50%		05/2031		8,213.5	8,225.9	8,074.2	(2)
Resonetics, LLC	First lien senior secured loan	7.57%	SOFR (Q)	3.25%		06/2031		36,595.2	36,598.5	36,594.1	(2)(7)
Revival Animal Health, LLC (10)	First lien senior secured revolving loan	10.30%	SOFR (Q)	6.00%		01/2028		475.7	459.7	456.6	(2)(7)(12)
	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		01/2028		31,140.5	30,908.9	30,829.1	(2)(7)(12)
									31,368.6	31,285.7
Sharp Midco LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		12/2028		39,112.3	39,130.3	39,161.2	(2)
Spruce Bidco II Inc. (10)	First lien senior secured loan	9.13%	SOFR (S)	5.00%		01/2032		97,915.9	96,303.6	96,447.1	(2)(7)(12)
	First lien senior secured loan	5.73%	TONA (S)	5.25%		01/2032		14,709.2	13,445.7	14,488.6	(2)(7)(12)
	First lien senior secured loan	7.68%	CDOR (S)	5.00%		01/2032		14,560.9	13,443.8	14,342.5	(2)(7)(12)
									123,193.1	125,278.2
Surgery Center Holdings, Inc.	First lien senior secured loan	7.08%	SOFR (M)	2.75%		12/2030		34,364.1	34,426.1	34,461.0	(2)(5)
U.S. Urology Partners, LLC and General Atlantic (USU) Blocker Collection Holdco, L.P. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		04/2032		10,627.5	10,499.1	10,494.7	(2)(7)(12)
	Limited partnership interest				04/2025		2,152,000		2,152.0	2,152.0	(2)(12)
									12,651.1	12,646.7
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (10)	First lien senior secured revolving loan	10.07%	SOFR (Q)	5.75%		03/2029		366.3	336.2	366.3	(2)(7)(12)
	First lien senior secured loan	10.05%	SOFR (Q)	5.75%		03/2029		10,726.2	10,502.7	10,726.2	(2)(7)(12)
	Class A interests				03/2023		100		100.0	139.8	(12)
									10,938.9	11,232.3
Viant Medical Holdings, Inc.	First lien senior secured loan	8.33%	SOFR (M)	4.00%		10/2031		26,229.6	26,108.2	25,975.5	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Waystar Technologies, Inc.	First lien senior secured loan	6.58%	SOFR (M)	2.25%		10/2029		25,449.3	25,416.1	25,497.1	(2)

									1,738,007.5	1,737,265.2		20.62%
Commercial and Professional Services
Accommodations Plus Technologies LLC (10)	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		05/2032		2,893.1	2,864.5	2,864.1	(2)(7)(12)
Aldinger Company Inc (10)	First lien senior secured revolving loan	9.56%	SOFR (M)	5.25%		07/2027		600.4	585.4	600.4	(2)(7)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		07/2027		36,867.2	36,639.0	36,867.2	(2)(7)(12)
									37,224.4	37,467.6
AlixPartners, LLP	First lien senior secured loan	6.94%	SOFR (M)	2.50%		02/2028		80,572.7	80,565.8	80,845.0	(2)(7)
AMCP Clean Acquisition Company, LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2028		7,403.0	7,331.1	7,403.0	(2)(7)(12)
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC (10)	First lien senior secured loan	9.07%	SOFR (M)	4.75%		01/2031		5,749.0	5,682.3	5,677.2	(2)(7)(12)
	Class A-1 units				01/2025		1,134		1,134.0	1,141.1	(2)(12)
									6,816.3	6,818.3
Celnor Group Limited (10)	First lien senior secured loan	10.02%	SONIA (Q)	5.67%		08/2031		5,020.4	4,634.5	5,020.4	(2)(5)(7)(12)
	First lien senior secured loan	9.93%	SOFR (Q)	5.67%		08/2031		595.1	537.8	595.1	(2)(5)(7)(12)
									5,172.3	5,615.5
Citrin Cooperman Advisors LLC (10)	First lien senior secured loan	7.30%	SOFR (Q)	3.00%		04/2032		9,655.3	9,602.9	9,639.1	(2)(5)
Corporation Service Company	First lien senior secured loan	6.33%	SOFR (M)	2.00%		11/2029		61,097.0	61,060.1	61,005.4	(2)(7)
Dayforce, Inc.	First lien senior secured loan	6.28%	SOFR (Q)	2.00%		03/2031		0.3	0.3	0.3	(2)(5)(12)
Dorado Bidco, Inc. (10)	First lien senior secured revolving loan					09/2031		—	—	—	(2)(8)(12)
	First lien senior secured loan	8.83%	SOFR (M)	4.50%		09/2031		6,959.2	6,900.0	6,959.2	(2)(7)(12)
									6,900.0	6,959.2
DP Flores Holdings, LLC (10)	First lien senior secured loan	10.80% (3.25% PIK)	SOFR (Q)	6.50%		09/2030		53,717.7	52,771.9	53,717.7	(2)(7)(12)
Drogon Bidco Inc. & Drogon Aggregator LP (10)	First lien senior secured loan	9.08%	SOFR (M)	4.75%		08/2031		25,952.7	25,705.2	25,952.7	(2)(7)(12)
	Class A-2 common units				08/2024		2,662,000		2,662.0	2,866.4	(2)(12)
									28,367.2	28,819.1
Duraserv LLC (10)	First lien senior secured loan	9.06%	SOFR (M)	4.75%		06/2031		31,195.0	30,927.1	31,195.0	(2)(7)(12)
Eagle Parent Corp.	First lien senior secured loan	8.55%	SOFR (Q)	4.25%		04/2029		14,629.6	14,439.1	14,480.2	(2)(7)
EMB Purchaser, Inc. (10)	First lien senior secured loan	8.82%	SOFR (Q)	4.50%		03/2032		108,888.2	107,789.1	108,078.7	(2)(7)(12)
Firebird Acquisition Corp, Inc. (10)	First lien senior secured revolving loan					02/2032		—	—	—	(2)(8)(12)
	First lien senior secured loan	9.28% (2.75% PIK)	SOFR (Q)	5.00%		02/2032		17,444.2	17,362.7	17,357.0	(2)(7)(12)
	First lien senior secured loan	8.81%	SOFR (Q)	4.50%		02/2032		563.9	541.3	539.4	(2)(7)(12)
									17,904.0	17,896.4
FlyWheel Acquireco, Inc. (10)	First lien senior secured revolving loan	10.83%	SOFR (M)	6.50%		05/2028		803.6	776.0	803.6	(2)(7)(12)
	First lien senior secured loan	10.83%	SOFR (M)	6.50%		05/2030		13,158.5	12,884.2	13,158.5	(2)(7)(12)
									13,660.2	13,962.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Frontline Road Safety Operations, LLC (10)	First lien senior secured revolving loan	9.33%	SOFR (M)	5.00%		03/2032		2,554.7	2,443.3	2,437.9	(2)(12)
	First lien senior secured loan	9.33% (2.00% PIK)	SOFR (M)	5.00%		03/2032		65,426.8	64,846.5	64,991.8	(2)(12)
									67,289.8	67,429.7
GCM HVAC Holdco, LLC and GCM HVAC Topco, LLC	First lien senior secured loan	14.00% PIK				09/2031		3,016.2	2,960.5	3,016.2	(2)(12)
	Class A common units				09/2024		1,513,394		1,526.6	2,260.5	(12)
									4,487.1	5,276.7
GFL Environmental Inc.	First lien senior secured loan	6.82%	SOFR (Q)	2.50%		03/2032		19,253.2	19,239.7	19,237.2	(2)
Grant Thornton Advisors LLC	First lien senior secured loan	7.08%	SOFR (M)	2.75%		06/2031		31,308.5	31,374.5	31,253.7	(2)
	First lien senior secured loan	7.33%	SOFR (M)	3.00%		06/2031		5,000.0	4,938.3	5,005.0	(2)
									36,312.8	36,258.7
HP RSS Buyer, Inc. (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		12/2029		11,709.6	11,576.1	11,709.6	(2)(7)(12)
	First lien senior secured loan	9.04%	SOFR (Q)	4.75%		12/2029		2,656.0	2,633.1	2,656.0	(2)(7)(12)
									14,209.2	14,365.6
Indigo Acquisition B.V. (10)	First lien senior secured loan	9.31%	Euribor (S)	6.95%		09/2031		3,027.6	2,715.4	3,027.6	(2)(5)(7)(12)
	First lien senior secured loan	11.25%	SOFR (S)	6.95%		09/2031		2,355.0	2,156.7	2,355.0	(2)(5)(7)(12)
									4,872.1	5,382.6
Kings Buyer, LLC (10)	First lien senior secured revolving loan	11.75%	Base Rate (M)	4.25%		10/2027		858.0	833.3	784.5	(2)(7)(12)
	First lien senior secured loan	9.65%	SOFR (Q)	5.25%		10/2027		18,147.5	17,989.6	17,603.1	(2)(7)(12)
									18,822.9	18,387.6
KPS Global LLC and Cool Group LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		09/2030		4,690.8	4,608.0	4,690.8	(2)(7)(12)
LABL, Inc.	First lien senior secured loan	9.43%	SOFR (M)	5.00%		10/2028		58,814.2	55,841.4	52,839.8	(2)(7)
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (10)	First lien senior secured loan	9.28%	SOFR (Q)	5.00%		07/2031		20,573.0	20,260.3	20,573.0	(2)(7)(12)
	Class A common units				07/2024		1,409,000		1,409.0	1,204.1	(2)(12)
									21,669.3	21,777.1
Lightbeam Bidco, Inc. (10)	First lien senior secured revolving loan	9.33%	SOFR (M)	5.00%		05/2029		0.5	0.4	0.5	(2)(7)(12)
	First lien senior secured loan	9.33%	SOFR (M)	5.00%		05/2030		17,076.8	16,874.4	17,076.8	(2)(7)(12)
									16,874.8	17,077.3
Motus LLC	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		12/2028		14,168.3	14,184.0	14,141.8	(2)(7)
MSIS Holdings, Inc. and MS Precision Parent, LP (10)	First lien senior secured revolving loan	11.50%	Base Rate (Q)	4.00%		03/2031		917.9	828.1	823.2	(2)(7)(12)
	First lien senior secured loan	9.31%	SOFR (M)	5.00%		03/2031		27,130.4	26,744.4	26,994.7	(2)(7)(12)
	Class A-1 units				03/2025		1,359,000		1,359.0	1,379.2	(2)(12)
									28,931.5	29,197.1
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		04/2029		66,687.8	63,039.5	62,912.6	(7)
North Haven Stack Buyer, LLC (10)	First lien senior secured revolving loan	9.07%	SOFR (Q)	4.75%		07/2027		894.6	885.6	894.6	(2)(7)(12)
	First lien senior secured loan	9.53%	SOFR (Q)	5.25%		07/2027		4,848.8	4,831.5	4,848.8	(2)(7)(12)
	First lien senior secured loan	9.07%	SOFR (Q)	4.75%		07/2027		4,050.5	4,031.2	4,050.5	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		07/2027		467.7	466.1	467.7	(2)(7)(12)
	First lien senior secured loan	9.07%	SOFR (S)	4.75%		07/2027		55.0	54.8	55.0	(2)(12)
									10,269.2	10,316.6
Omnia Partners, LLC	First lien senior secured loan	7.03%	SOFR (Q)	2.75%		07/2030		21,019.0	21,021.5	21,049.7	(2)
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (10)	First lien senior secured revolving loan	9.80%	SOFR (Q)	5.50%		08/2029		1.9	1.8	1.9	(2)(7)(12)
	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%		08/2029		0.1	0.1	0.1	(2)(7)(12)
	First lien senior secured loan	12.30% (2.00% PIK)	SOFR (Q)	8.00%		08/2029		41,133.3	39,036.9	39,487.9	(2)(7)(12)
	Warrant to purchase Class A common units				08/2023	08/2036	27,163		449.6	3,090.5	(2)(12)
	Warrant to purchase Class A common units				06/2024	06/2036	8,780		1,223.9	998.9	(2)(12)
									40,712.3	43,579.3
PSC Parent, Inc. (10)	First lien senior secured revolving loan	9.57%	SOFR (M)	5.25%		04/2030		3,355.2	3,290.8	3,355.2	(2)(7)(9)(12)
	First lien senior secured loan	9.57%	SOFR (M)	5.25%		04/2031		51,099.7	50,702.1	51,099.7	(2)(7)(12)
									53,992.9	54,454.9
PYE-Barker Fire & Safety, LLC (10)	First lien senior secured revolving loan	8.80%	SOFR (Q)	4.50%		05/2030		1,085.7	1,014.8	1,085.7	(2)(7)(12)
	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		05/2031		35,676.7	35,584.5	35,676.7	(2)(7)(12)
									36,599.3	36,762.4
Saturn Purchaser Corp. (10)	First lien senior secured loan	9.13%	SOFR (M)	4.85%		07/2030		7,505.7	7,479.5	7,505.7	(2)(7)(12)
Shermco Intermediate Holdings, Inc. (10)	First lien senior secured revolving loan	9.19%	SOFR (S)	5.00%		12/2026		370.4	362.3	370.4	(2)(12)
	First lien senior secured loan	9.24%	SOFR (S)	5.00%		06/2027		3,037.1	2,974.9	3,037.1	(2)(7)(12)
									3,337.2	3,407.5
SV Newco 2, Inc. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2031		18,195.4	17,957.5	18,195.4	(2)(5)(7)(12)
	First lien senior secured loan	11.25%	Base Rate (Q)	3.75%		06/2031		1,926.0	1,894.9	1,926.0	(2)(5)(7)(12)
									19,852.4	20,121.4
Tempo Acquisition, LLC	First lien senior secured loan	6.08%	SOFR (M)	1.75%		08/2028		13,896.3	13,892.1	13,829.0	(2)(5)(7)
The Dun & Bradstreet Corporation	First lien senior secured loan	6.57%	SOFR (M)	2.25%		01/2029		80,053.3	80,112.9	79,984.5	(2)(5)
The Hiller Companies, LLC (10)	First lien senior secured loan	9.29%	SOFR (Q)	5.00%		06/2030		29,920.5	29,692.7	29,920.5	(2)(7)(12)
Thevelia (US) LLC	First lien senior secured loan	7.30%	SOFR (Q)	3.00%		06/2029		4,761.7	4,773.4	4,762.7	(2)(5)(7)
TSS Buyer, LLC (10)	First lien senior secured loan	9.93%	SOFR (Q)	5.50%		06/2029		4,665.4	4,586.4	4,665.4	(2)(7)(12)
	First lien senior secured loan	12.00%	Base Rate (Q)	4.50%		06/2029		3,904.8	3,817.2	3,904.8	(2)(7)(12)
									8,403.6	8,570.2
Unity Purchaser, LLC and Unity Ultimate Holdings, LP (10)	First lien senior secured loan	9.24%	SOFR (S)	5.00%		01/2031		11,621.7	11,485.4	11,447.4	(2)(7)(12)
	Class A-1 units				01/2025		2,271,000		2,271.0	2,271.0	(2)(12)
									13,756.4	13,718.4
UP Intermediate II LLC and UPBW Blocker LLC (10)	First lien senior secured revolving loan	9.56%	SOFR (M)	5.25%		03/2030		795.7	752.4	795.7	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		03/2031		2,501.4	2,450.4	2,501.4	(2)(7)(12)
	Common units				03/2024		31,790		3,179.0	3,697.0	(2)(12)
	Common units				09/2024		2,060		173.0	239.5	(2)(12)
									6,554.8	7,233.6
VT Topco, Inc.	First lien senior secured loan	7.28%	SOFR (S)	3.00%		08/2030		3,500.0	3,491.3	3,504.8	(2)(7)
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (10)	First lien senior secured revolving loan	8.30%	SOFR (Q)	4.00%		05/2030		5,982.4	5,884.8	5,982.4	(2)(7)(12)
	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		05/2030		33,196.9	32,768.3	33,196.9	(2)(7)(12)
	Class A preferred units	10.00% PIK			05/2024		11,930		1,330.0	1,330.0	(12)
	Class A common units				05/2024		1,111		—	532.3	(12)
									39,983.1	41,041.6
Xplor T1, LLC	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		06/2031		26,704.1	26,699.7	26,737.5	(2)(12)
Zinc Buyer Corporation (10)	First lien senior secured revolving loan	11.25%	Base Rate (Q)	3.75%		07/2031		1,266.3	1,211.4	1,266.3	(2)(7)(9)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		07/2031		57,289.5	56,857.5	57,289.5	(2)(7)(12)
									58,068.9	58,555.8

									1,332,471.6	1,340,797.4		15.92%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	7.08%	SOFR (M)	2.75%		08/2028		34,671.4	34,754.5	34,801.4	(2)
	First lien senior secured loan	7.33%	SOFR (M)	3.00%		05/2030		11,722.5	11,720.4	11,744.6	(2)
									46,474.9	46,546.0
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (10)	First lien senior secured loan	9.32%	SOFR (Q)	5.00%		10/2030		82,902.0	81,861.1	82,902.0	(2)(7)(12)
	Series B common units				10/2023		45,351		1,250.0	1,992.8	(12)
									83,111.1	84,894.8
Belron Finance US LLC	First lien senior secured loan	7.05%	SOFR (Q)	2.75%		10/2031		24,595.6	24,576.2	24,681.1	(2)(5)(7)
Bumble Bidco Limited (10)	First lien senior secured loan	11.00%	SONIA (Q)	6.75%		10/2030		7,287.7	6,689.3	7,287.7	(2)(5)(7)(12)
Caesars Entertainment Inc	First lien senior secured loan	6.58%	SOFR (M)	2.25%		02/2030		8,726.6	8,726.7	8,709.1	(2)(5)(7)
Century De Buyer LLC	First lien senior secured loan	7.78%	SOFR (Q)	3.50%		10/2030		33,054.2	33,069.2	33,233.4	(2)
ClubCorp Holdings, Inc.	First lien senior secured loan	9.56%	SOFR (Q)	5.00%		09/2026		41,766.9	41,868.6	41,746.0	(2)
Davidson Hotel Company LLC (10)	First lien senior secured loan	9.33%	SOFR (M)	5.00%		10/2031		7,013.2	6,902.9	7,013.2	(2)(7)(12)
Endeavor Group Holdings, Inc.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		03/2032		33,248.7	33,187.7	33,259.0	(2)
Equinox Holdings, Inc.	First lien senior secured loan	12.55% (4.13% PIK)	SOFR (Q)	8.25%		03/2029		43,989.6	42,876.3	43,989.6	(2)(7)(12)
	Second lien senior secured loan	16.00% PIK				06/2027		4,111.3	4,050.5	4,111.3	(2)(12)
									46,926.8	48,100.9
Eternal Aus Bidco Pty Ltd (10)	First lien senior secured loan	10.00%	BBSY (Q)	6.25%		11/2029		6,746.0	6,643.7	6,746.0	(2)(5)(7)(12)
Excel Fitness Consolidator LLC (10)	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		04/2029		10,190.8	10,044.2	10,190.8	(2)(7)(12)
Fertitta Entertainment, LLC	First lien senior secured loan	7.83%	SOFR (M)	3.50%		01/2029		30,728.8	30,617.7	30,675.0	(2)(7)
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(10)	First lien senior secured revolving loan	8.33%	SOFR (M)	4.00%		08/2030		2,191.2	2,160.6	2,191.2	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.83%	SOFR (M)	5.50%		08/2031		39,818.0	39,229.8	39,818.0	(2)(7)(12)
	Common units				07/2024		11,704,000		11,736.8	14,139.2	(2)(12)
									53,127.2	56,148.4
Flint OpCo, LLC (10)	First lien senior secured loan	9.03%	SOFR (Q)	4.75%		08/2030		12,791.3	12,611.5	12,791.3	(2)(7)(12)
Golden State Foods LLC	First lien senior secured loan	8.56%	SOFR (M)	4.25%		12/2031		5,508.4	5,493.5	5,528.9	(2)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (10)	First lien senior secured loan	11.05%	SOFR (Q)	6.75%		04/2030		12,924.5	12,641.8	12,924.5	(2)(7)(12)
	Class A common units				04/2023		100		100.0	80.8	(2)(12)
									12,741.8	13,005.3
Helios Service Partners, LLC and Astra Service Partners, LLC (10)	First lien senior secured revolving loan	9.59%	SOFR (Q)	5.00%		03/2027		0.3	0.2	0.3	(2)(7)(12)
	First lien senior secured loan	9.58%	SOFR (Q)	5.00%		03/2027		9,877.3	9,797.9	9,877.3	(2)(7)(12)
	First lien senior secured loan	10.32%	SOFR (Q)	6.00%		03/2027		356.3	332.4	356.3	(2)(7)(12)
									10,130.5	10,233.9
Herschend Entertainment Company, LLC	First lien senior secured loan	7.57%	SOFR (M)	3.25%		05/2032		7,000.0	6,982.7	7,042.3	(2)
HGC Holdings, LLC (10)	First lien senior secured loan	9.32%	SOFR (Q)	5.00%		06/2029		53,269.6	52,873.0	52,870.0	(2)(7)(12)
	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		06/2029		1,531.5	1,432.4	1,431.7	(2)(7)(12)
									54,305.4	54,301.7
IFH Franchisee Holdings, LLC (10)	First lien senior secured revolving loan	8.32%	SOFR (Q)	4.00%		12/2029		11,194.0	10,968.8	11,194.0	(2)(7)(12)
	First lien senior secured loan	10.07%	SOFR (Q)	5.75%		12/2029		47,248.8	46,614.9	47,248.8	(2)(7)(12)
									57,583.7	58,442.8
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (10)	First lien senior secured revolving loan	12.50%	Base Rate (Q)	5.00%		12/2028		113.6	105.7	113.6	(2)(5)(7)(12)
	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		12/2028		9,984.4	9,811.6	10,041.7	(2)(5)(7)(12)
	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		12/2028		5,279.6	5,183.9	5,279.6	(2)(5)(7)(12)
	First lien senior secured loan	8.66%	CORRA (M)	6.00%		12/2028		1,137.2	1,117.7	1,148.8	(2)(5)(7)(12)
	Class A units				12/2022		50,000		50.0	59.8	(2)(5)(12)
									16,268.9	16,643.5
IRB Holding Corp.	First lien senior secured loan	6.83%	SOFR (M)	2.50%		12/2027		82,082.8	82,092.6	82,054.0	(2)(7)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (10)	First lien senior secured revolving loan	10.31%	SOFR (M)	6.00%		12/2027		85.0	82.3	85.0	(2)(7)(12)
	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		12/2027		17,097.5	16,863.2	17,097.5	(2)(7)(12)
	Limited partnership interests				12/2022		133,000		133.0	175.7	(12)
									17,078.5	17,358.2
Life Time Fitness Inc	First lien senior secured loan	6.78%	SOFR (Q)	2.50%		11/2031		20,250.5	20,233.8	20,291.0	(2)(5)
Mister Car Wash Holdings, Inc.	First lien senior secured loan	6.83%	SOFR (M)	2.50%		03/2031		12,316.4	12,341.3	12,329.2	(2)(5)
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc. (10)	First lien senior secured revolving loan	9.30%	SOFR (Q)	5.00%		06/2031		192.9	165.6	192.9	(2)(7)(12)
	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		06/2031		27,413.5	27,184.3	27,413.5	(2)(7)(12)
	Class A preferred units				09/2024		786		785.7	727.5	(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Class B common units				09/2024		785,725		331.2	305.6	(12)
									28,466.8	28,639.5
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC (10)	First lien senior secured revolving loan	9.30%	SOFR (Q)	5.00%		05/2028		256.2	248.9	256.2	(2)(7)(12)
	First lien senior secured loan	9.28%	SOFR (Q)	5.00%		05/2028		12,435.7	12,237.6	12,435.7	(2)(7)(12)
									12,486.5	12,691.9
Northwinds Holding, Inc. and Northwinds Services Group LLC (10)	First lien senior secured loan	9.44%	SOFR (Q)	5.00%		05/2029		21,206.4	20,855.8	21,206.4	(2)(7)(12)
	Common units				05/2023		121,368		166.7	209.7	(2)(12)
									21,022.5	21,416.1
PestCo Holdings, LLC and PestCo, LLC (10)	First lien senior secured loan	10.68%	SOFR (Q)	6.25%		02/2028		12,157.5	11,966.5	12,157.5	(2)(7)(12)
	First lien senior secured loan	9.53%	SOFR (Q)	5.25%		02/2028		3,827.9	3,783.1	3,827.9	(2)(7)(12)
	Class A units				01/2023		8		106.0	159.0	(12)
									15,855.6	16,144.4
PG Investment Company 59 S.a r.l.	First lien senior secured loan	7.05%	SOFR (Q)	2.75%		03/2031		11,732.9	11,762.9	11,756.3	(2)(5)
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc. (10)	First lien senior secured revolving loan	9.04%	SOFR (Q)	4.75%		10/2030		1,426.5	1,395.3	1,402.8	(2)(7)(12)
	First lien senior secured loan	9.04%	SOFR (Q)	4.75%		10/2030		8,598.1	8,488.8	8,458.2	(2)(7)(12)
	Common stock				10/2024		866		866.0	727.6	(2)(12)
									10,750.1	10,588.6
Premiere Buyer, LLC (10)	First lien senior secured loan	9.03%	SOFR (Q)	4.75%		05/2031		29,131.7	28,786.8	29,131.7	(2)(7)(12)
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (10)	First lien senior secured loan	9.08%	SOFR (M)	4.75%		06/2031		62,604.2	61,962.0	62,604.2	(2)(7)(12)
	Limited partnership interest				06/2024		12,049,000		12,049.0	13,817.1	(2)(12)
									74,011.0	76,421.3
Radiant Intermediate Holding, LLC	First lien senior secured loan	10.35% (3.00% PIK)	SOFR (S)	6.00%		11/2026		919.2	909.7	827.3	(2)(7)(12)
Redwood Services LP (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2032		35,552.1	35,198.7	35,196.6	(2)(7)(12)
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	7.28%	SOFR (Q)	3.00%		10/2027		71,961.5	71,959.0	71,961.5	(2)(7)(12)
University Support Services LLC	First lien senior secured loan	7.08%	SOFR (M)	2.75%		02/2029		27,405.5	27,377.3	26,377.8	(2)(5)(7)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	10.30%	SOFR (Q)	6.00%		11/2030		2,369.0	2,312.5	2,280.4	(2)(7)(9)(12)
	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		11/2030		31,266.0	30,923.8	30,328.0	(2)(7)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		11/2030		2,472.5	2,416.0	1,842.0	(2)(7)(12)
	Class B common units				11/2023		351		351.0	501.9	(12)
									36,003.3	34,952.3
Whatabrands LLC	First lien senior secured loan	6.83%	SOFR (M)	2.50%		08/2028		54,960.1	54,763.3	54,962.8	(2)(7)
Wrench Group LLC	First lien senior secured loan	8.56%	SOFR (Q)	4.00%		10/2028		58,800.0	57,736.1	58,524.3	(2)

									1,226,920.0	1,238,845.9		14.71%
Insurance
15484880 Canada Inc. and 15484910 Canada Inc. (10)	First lien senior secured revolving loan	8.38%	CORRA (Q)	5.50%		04/2031		248.5	212.8	211.3	(2)(5)(7)(12)
	First lien senior secured loan	8.55%	CORRA (M)	5.50%		04/2031		26,064.2	24,435.5	25,673.2	(2)(5)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Senior subordinated loan	14.00% PIK				04/2035		12,704.9	11,820.3	12,387.3	(2)(5)(12)
	Class A2 shares				04/2025		18,195,524		12,703.7	13,356.0	(2)(5)(12)
									49,172.3	51,627.8
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (10)	First lien senior secured loan	9.03%	SOFR (Q)	4.75%		11/2029		4,245.0	4,213.1	4,245.0	(2)(7)(12)
Acrisure, LLC	First lien senior secured loan	7.57%	SOFR (M)	3.25%		06/2032		45,000.0	44,887.5	44,943.8
	First lien senior secured loan	7.33%	SOFR (M)	3.00%		11/2030		19,198.2	19,100.6	19,129.6	(2)
									63,988.1	64,073.4
Alera Group, Inc.	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		05/2032		2,000.0	2,007.5	2,005.5	(7)
Alliant Holdings Intermediate, LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		09/2031		71,283.5	71,097.3	71,291.3	(2)
AMWINS Group, LLC	First lien senior secured loan	6.58%	SOFR (M)	2.25%		01/2032		60,070.1	59,966.1	60,080.9	(2)(7)
AssuredPartners, Inc.	First lien senior secured loan	7.83%	SOFR (M)	3.50%		02/2031		154,626.8	154,824.0	154,985.5	(2)(7)
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc. (10)	First lien senior secured loan	8.81%	SOFR (M)	4.50%		04/2032		15,629.0	15,553.2	15,550.9	(2)(7)(12)
Broadstreet Partners, Inc.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		06/2031		34,751.5	34,763.1	34,785.6	(2)
Cross Financial Corp.	First lien senior secured loan	7.58%	SOFR (M)	3.25%		10/2031		9,612.2	9,596.0	9,642.2	(2)
Diamond Mezzanine 24 LLC (10)	First lien senior secured loan	9.32%	SOFR (Q)	5.00%		10/2030		75,878.8	75,225.9	75,878.8	(2)(7)(12)
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (10)(11)	First lien senior secured revolving loan	9.55%	SOFR (Q)	5.25%		12/2029		534.7	468.3	534.7	(2)(5)(7)(9)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		12/2030		39,870.7	39,244.6	39,870.7	(2)(5)(7)(12)
	Limited partnership interest				03/2024		3,417,348		3,417.3	4,865.7	(2)(5)(12)
									43,130.2	45,271.1
Forza Insurance Holdings, LLC	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		02/2030		40,796.7	40,226.3	40,388.7	(2)(7)(12)
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (10)	First lien senior secured loan	7.75%	CORRA (M)	5.00%		03/2031		13,314.8	13,191.8	13,314.8	(2)(5)(7)(12)
HIG Finance 2 Limited	First lien senior secured loan	7.83%	SOFR (M)	3.50%		04/2030		21,550.4	21,491.2	21,652.1	(2)(5)(7)
Higginbotham Insurance Agency, Inc. and HIG Intermediate, Inc. (10)	First lien senior secured loan	8.83%	SOFR (M)	4.50%		11/2028		2,547.7	2,539.4	2,547.7	(2)(7)(12)
	First lien senior secured loan	9.08%	SOFR (M)	4.75%		11/2028		2,346.1	2,329.3	2,346.1	(2)(7)(12)
	Series A preferred shares	10.50%			12/2024		33,710		33,204.4	33,204.4	(2)(12)
									38,073.1	38,098.2
Hub International Limited	First lien senior secured loan	6.77%	SOFR (Q)	2.50%		06/2030		64,812.5	64,668.4	64,992.0	(2)(7)
Hyperion Refinance S.a r.l.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		02/2031		44,807.8	44,741.4	44,924.8	(2)(5)(7)
IMA Financial Group, Inc.	First lien senior secured loan	7.83%	SOFR (M)	3.50%		11/2028		5,500.0	5,472.9	5,495.4	(2)(7)
Keystone Agency Partners LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		05/2027		58,771.5	58,360.0	58,771.5	(2)(7)(12)
King Risk Partners, LLC (10)	First lien senior secured loan	8.83%	SOFR (M)	4.50%		04/2031		10,338.7	10,208.5	10,197.4	(2)(7)(12)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (10)	First lien senior secured revolving loan	10.06%	SOFR (M)	5.75%		11/2029		96.0	76.6	96.0	(2)(7)(12)
	First lien senior secured loan	10.06%	SOFR (M)	5.75%		11/2029		12,859.7	12,695.8	12,859.7	(2)(7)(12)
	Class A2 units				11/2023		102,501		2,050.0	2,286.3	(2)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									14,822.4	15,242.0
OneDigital Borrower LLC	First lien senior secured loan	7.33%	SOFR (M)	3.00%		07/2031		51,147.4	51,070.9	51,003.7	(2)(7)
Ryan Specialty Group, LLC	First lien senior secured loan	6.58%	SOFR (M)	2.25%		09/2031		30,819.3	30,804.4	30,767.8	(2)(5)
SIG Parent Holdings, LLC (10)	First lien senior secured loan	9.33%	SOFR (M)	5.00%		08/2031		25,801.2	25,517.4	25,801.2	(2)(7)(12)
Slaine Holdings LLC (10)	First lien senior secured loan	11.07%	SOFR (M)	6.75%		05/2030		64,445.2	63,183.9	63,156.3	(2)(7)(12)
Trucordia Insurance Holdings, LLC	First lien senior secured loan	7.56%	SOFR (M)	3.25%		06/2032		13,530.0	13,496.3	13,546.9	(2)
USI, Inc.	First lien senior secured loan	6.55%	SOFR (Q)	2.25%		11/2029		63,611.1	63,615.2	63,482.0	(2)
	First lien senior secured loan	6.55%	SOFR (Q)	2.25%		09/2030		27,996.7	28,007.6	27,900.4	(2)
									91,622.8	91,382.4
World Insurance Associates, LLC and World Associates Holdings, LLC (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		04/2030		17,869.0	17,752.5	17,869.0	(2)(7)(12)

									1,188,241.0	1,196,042.2		14.20%
Capital Goods
AI Aqua Merger Sub, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		07/2028		132,739.9	132,585.5	132,465.2	(2)(5)(7)
Airx Climate Solutions, Inc. (10)	First lien senior secured loan	10.08%	SOFR (Q)	5.75%		11/2029		23,211.3	22,788.7	23,211.3	(2)(7)(12)
	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		11/2029		13,177.8	13,030.5	13,177.8	(2)(7)(12)
									35,819.2	36,389.1
Alliance Laundry Systems LLC	First lien senior secured loan	6.83%	SOFR (M)	2.50%		08/2031		22,608.6	22,552.5	22,642.5	(2)
Artera Services, LLC	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		02/2031		8,790.5	8,670.1	7,330.0	(2)
BCPE Empire Holdings, Inc.	First lien senior secured loan	7.58%	SOFR (M)	3.25%		12/2030		17,122.7	17,157.5	17,007.1	(2)(7)
BGIF IV Fearless Utility Services, Inc. (10)	First lien senior secured loan	9.31%	SOFR (M)	5.00%		06/2031		41,994.0	41,637.9	41,994.0	(2)(7)(12)
Brown Group Holding, LLC	First lien senior secured loan	6.82%	SOFR (Q)	2.50%		07/2031		39,951.7	39,917.2	39,985.4	(2)(7)
Burgess Point Purchaser Corporation	First lien senior secured loan	9.65%	SOFR (Q)	5.25%		07/2029		69,441.5	66,843.9	58,960.0	(2)(7)
Chillaton Bidco Limited (10)	First lien senior secured loan	10.73%	SONIA (S)	6.50%		05/2031		5,580.8	4,950.3	5,580.8	(2)(5)(7)(12)
Cobham Ultra SeniorCo S.a r.l.	First lien senior secured loan	7.74%	SOFR (S)	3.50%		08/2029		855.0	855.0	855.3	(5)(7)
CPIG Holdco Inc. (10)	First lien senior secured revolving loan	9.14%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(2)(7)(9)(12)
	First lien senior secured loan	11.39%	SOFR (Q)	7.00%		04/2028		14,737.5	14,487.6	14,737.5	(2)(7)(12)
									14,488.1	14,738.0
Crown Subsea Communications Holding, Inc.	First lien senior secured loan	8.33%	SOFR (Q)	4.00%		01/2031		1,296.7	1,290.3	1,303.8	(2)(7)
Dynasty Acquisition Co., Inc.	First lien senior secured loan	6.33%	SOFR (M)	2.00%		10/2031		15,037.9	15,019.3	15,040.0	(2)
EC Partners Spanish BidCo, S.L.U. (10)	First lien senior secured loan	8.34%	Euribor (S)	5.75%		01/2032		785.0	676.1	785.0	(2)(5)(12)
FCG Acquisitions, Inc.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		03/2028		33,696.3	33,698.4	33,693.2	(2)(7)
Generator US Buyer, Inc. and Total Power Limited (10)	First lien senior secured revolving loan	7.93%	CORRA (Q)	5.25%		07/2030		157.8	142.4	157.8	(2)(5)(7)(12)
	First lien senior secured loan	7.93%	CORRA (Q)	5.25%		07/2030		7,956.4	7,734.5	7,956.4	(2)(5)(7)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		07/2030		1,848.0	1,819.8	1,848.0	(2)(5)(7)(12)
									9,696.7	9,962.2
GSV Purchaser, Inc. (10)	First lien senior secured loan	8.82%	SOFR (M)	4.50%		08/2031		38,573.1	38,165.3	38,573.1	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Helix Acquisition Holdings, Inc.	First lien senior secured loan	11.43%	SOFR (M)	7.00%		03/2030		14,188.7	13,899.9	14,188.7	(2)(7)(12)
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC (10)	First lien senior secured revolving loan	8.80%	SOFR (Q)	4.50%		03/2032		905.6	796.6	792.4	(2)(7)(9)(12)
	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		03/2032		44,635.5	44,205.7	44,412.3	(2)(7)(12)
									45,002.3	45,204.7
HPCC Parent, Inc. and Patriot Container Corp. (10)	First lien senior secured loan	13.00% (7.00% PIK)				09/2030		72,555.6	70,800.5	72,555.6	(2)(12)
	Common stock				09/2024		406,680		3,855.3	3,855.3	(2)(12)
									74,655.8	76,410.9
Johnstone Supply, LLC	First lien senior secured loan	6.82%	SOFR (M)	2.50%		06/2031		11,945.2	11,939.6	11,962.0	(2)
KKR Apple Bidco, LLC	First lien senior secured loan	6.83%	SOFR (M)	2.50%		09/2031		14,933.3	14,897.5	14,894.8	(2)
LBM Acquisition LLC	First lien senior secured loan	8.18%	SOFR (M)	3.75%		12/2027		23,930.2	23,762.7	23,562.6	(2)(7)
Madison IAQ LLC	First lien senior secured loan	6.76%	SOFR (S)	2.50%		06/2028		46,127.6	45,893.3	46,139.6	(2)(7)
OPH NEP Investment, LLC (4)	Senior subordinated loan	10.00% (7.00% PIK)				05/2032		38,861.9	36,214.0	38,084.7	(2)(12)
	Class B common units				05/2024		9		2,083.7	2,577.1	(12)
									38,297.7	40,661.8
Paris US Holdco, Inc. & 1001028292 Ontario Inc. (10)	First lien senior secured revolving loan	9.08%	SOFR (M)	4.75%		12/2031		211.1	162.7	211.1	(2)(5)(7)(12)
	First lien senior secured revolving loan	11.25%	Base Rate (Q)	3.75%		12/2031		126.6	97.6	126.6	(2)(5)(7)(12)
	First lien senior secured loan	9.08%	SOFR (M)	4.75%		12/2031		52,772.2	52,288.0	52,772.2	(2)(5)(7)(12)
									52,548.3	53,109.9
PumpTech, LLC and Impel CV-B, LP (10)(11)	First lien senior secured revolving loan	11.25%	Base Rate (Q)	3.75%		01/2031		384.8	351.3	348.7	(2)(7)(12)
	First lien senior secured loan	9.08%	SOFR (M)	4.75%		01/2031		12,914.5	12,764.7	12,753.1	(2)(7)(12)
	Limited partnership interest				03/2025		958,338		979.6	1,243.2	(2)(12)
									14,095.6	14,345.0
Signia Aerospace, LLC (10)	First lien senior secured loan	7.30%	SOFR (Q)	3.00%		12/2031		20,717.3	20,669.5	20,795.0	(2)(7)(12)
Spirit AeroSystems, Inc.	First lien senior secured loan	9.29%				09/2025		77,126.3	77,126.3	77,126.3	(2)(12)
SPX Flow, Inc.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		04/2029		9,029.2	9,055.7	9,055.9	(2)(7)
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (10)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		05/2031		34,943.5	34,341.8	34,943.5	(2)(7)(12)
	Series A common units				05/2024		996		996.0	1,604.2	(2)(12)
									35,337.8	36,547.7
Victory Buyer LLC	First lien senior secured loan	8.19%	SOFR (M)	3.75%		11/2028		15,700.5	15,391.6	15,476.1	(2)(7)
WEC US Holdings Ltd.	First lien senior secured loan	6.57%	SOFR (M)	2.25%		01/2031		53,488.7	53,287.3	53,484.4	(2)
Werner Finco LP	First lien senior secured loan	9.82%	SOFR (Q)	5.50%		06/2031		93,241.0	91,852.0	91,842.4	(2)(7)(12)

									1,121,736.2	1,122,112.5		13.32%
Investment Funds and Vehicles
A8 - A (Feeder) L.P. (11)	Limited partnership interest				03/2025		0.04%		1,000.3	1,141.1	(2)(5)
ABPCI 2017-1	Collaterized loan obligation	11.77%	SOFR (Q)	7.50%		07/2037		965.0	969.8	957.4	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ABPCI 2019-5A	Collaterized loan obligation	10.04%	SOFR (Q)	5.75%		01/2036		1,100.0	1,100.0	1,114.7	(5)(12)
ABPCI 2022-11	Collaterized loan obligation	11.42%	SOFR (Q)	7.00%		01/2038		7,000.0	7,000.0	6,927.4	(5)(12)
ABPCI 2023-12	Collaterized loan obligation	12.54%	SOFR (Q)	8.25%		07/2037		4,800.0	4,800.0	4,840.3	(5)(12)
ABPCI 2024-17	Collaterized loan obligation	12.29%	SOFR (Q)	8.00%		08/2036		3,000.0	3,000.0	3,035.3	(5)(12)
ABPCI 2025-20A	Collaterized loan obligation	10.52%	SOFR (Q)	6.25%		04/2037		1,450.0	1,450.0	1,450.9	(5)(12)
Advent International GPE VII-E Limited Partnership (11)	Limited partnership interest				03/2025		0.05%		1,037.3	1,193.9	(2)(5)
AIMCO 2021-15	Collaterized loan obligation	8.88%	SOFR (Q)	4.60%		04/2038		1,650.0	1,625.6	1,643.5	(5)(12)
AIMCO 2024-22	Collaterized loan obligation	10.77%	SOFR (Q)	6.50%		04/2037		5,000.0	5,053.1	5,078.1	(5)(12)
AIMCO 2025-23	Collaterized loan obligation	11.50%				04/2038		10,245.0	9,391.4	9,657.9	(5)(12)
AIMCO 2025-24	Collaterized loan obligation	11.20%				04/2038		8,380.0	6,997.3	6,834.3	(5)(12)
ANCHC 2019-13	Collaterized loan obligation	10.83%	SOFR (Q)	6.50%		04/2038		5,000.0	5,000.0	5,034.4	(5)(12)
ANCHC 2020-15	Collaterized loan obligation	10.26%	SOFR (Q)	6.05%		07/2038		2,900.0	2,900.0	2,914.5	(5)(12)
ANCHC 2023-26	Collaterized loan obligation	10.54%	SOFR (Q)	6.25%		03/2038		1,350.0	1,350.0	1,355.0	(5)(12)
ANCHC 2025-32	Collaterized loan obligation	11.28%	SOFR (Q)	7.00%		07/2037		1,650.0	1,650.0	1,655.6	(5)(12)
ANCHC 2025-33	Collaterized loan obligation	10.40%	SOFR (Q)	6.10%		10/2038		550.0	550.0	552.8	(5)(12)
Apax Europe VI - A, L.P. (11)	Limited partnership interest				03/2025		0.01%		612.5	694.0	(2)(5)
Apax Europe VII - B, L.P. (11)	Limited partnership interest				03/2025		—%		341.4	324.5	(2)(5)
Apax VIII - B, L.P. (11)	Limited partnership interest				03/2025		0.03%		382.1	961.3	(2)(5)
Aquiline Financial Services Fund LP.	Limited partnership interest				03/2025		0.05%		453.8	525.8	(2)(5)
ATRM 14	Collaterized loan obligation	10.81%	SOFR (Q)	6.50%		10/2037		5,600.0	5,600.0	5,620.5	(5)(12)
	Collaterized loan obligation	16.20%				10/2037		8,171.4	4,678.3	4,535.5	(5)(12)
	Collaterized loan obligation	11.70%				10/2037		639.5	392.5	355.0	(5)(12)
									10,670.8	10,511.0
ATRM 15	Collaterized loan obligation	10.81%	SOFR (Q)	6.50%		07/2037		2,875.0	2,907.0	2,873.4	(5)(12)
AUDAX 2024-9	Collaterized loan obligation	9.49%	SOFR (Q)	5.20%		04/2036		2,000.0	2,000.0	2,015.7	(5)(12)
BABSN 2023-1	Collaterized loan obligation	11.03%	SOFR (Q)	6.70%		04/2038		2,700.0	2,700.0	2,745.4	(5)(12)
BABSN 2023-3	Collaterized loan obligation	11.63%	SOFR (Q)	7.33%		10/2036		562.5	577.7	569.7	(5)(12)
BALLY 2022-21	Collaterized loan obligation	15.70%				10/2037		2,520.0	2,296.7	2,046.7	(5)(12)
BALLY 2023-24	Collaterized loan obligation	9.35%	SOFR (Q)	5.05%		07/2036		1,500.0	1,500.0	1,500.1	(5)(12)
BALLY 2024-26	Collaterized loan obligation	10.40%	SOFR (Q)	6.10%		07/2037		1,500.0	1,500.0	1,520.3	(5)(12)
BC European Capital IX - 2 LP (11)	Limited partnership interest				03/2025		0.02%		812.1	1,119.0	(2)(5)
BCC 2020-1	Collaterized loan obligation	11.44%	SOFR (Q)	7.15%		04/2033		1,750.0	1,750.0	1,755.6	(5)(12)
BCC 2022-1	Collaterized loan obligation	19.50%				04/2035		4,116.5	1,699.9	1,734.6	(5)(12)
BCC 2023-3	Collaterized loan obligation	9.55%	SOFR (Q)	5.25%		07/2036		1,500.0	1,500.0	1,506.4	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BCMM 2025-1	Collaterized loan obligation	7.82%	SOFR (Q)	3.50%		07/2037		6,500.0	6,500.0	6,524.4	(5)(12)
BERRY 2024-1	Collaterized loan obligation	12.50%				10/2037		2,610.0	2,089.6	2,002.2	(5)(12)
	Collaterized loan obligation					10/2037		2,610.0	—	154.4	(5)(12)
									2,089.6	2,156.6
Blackstone Capital Partners VI L.P. (11)	Limited partnership interest				03/2025		0.01%		1,263.5	1,592.4	(2)(5)
BROOKP 2024-1	Collaterized loan obligation	10.79%	SOFR (Q)	6.50%		04/2037		1,000.0	1,000.0	1,005.0	(5)(12)
BSP 2016-9	Collaterized loan obligation	10.52%	SOFR (Q)	5.90%		10/2037		3,125.0	3,125.0	3,148.8	(5)(12)
BSP 2018-14	Collaterized loan obligation	10.44%	SOFR (Q)	6.15%		10/2037		5,500.0	5,500.0	5,544.3	(5)(12)
BSP 2022-28	Collaterized loan obligation	9.69%	SOFR (Q)	5.40%		10/2037		500.0	500.0	503.0	(5)(12)
BSP 2022-29	Collaterized loan obligation	8.90%	SOFR (Q)	4.60%		01/2038		3,350.0	3,350.0	3,343.3	(5)(12)
BSP 2023-30	Collaterized loan obligation	9.75%	SOFR (Q)	5.45%		04/2038		2,000.0	2,000.0	2,010.8	(5)(12)
BSP 2023-31	Collaterized loan obligation	11.45%	SOFR (Q)	7.17%		04/2038		625.0	612.6	641.2	(5)(12)
BSP 2024-34	Collaterized loan obligation	11.00%	SOFR (Q)	6.70%		07/2037		1,250.0	1,250.0	1,271.7	(5)(12)
BSP 2024-35	Collaterized loan obligation	10.40%	SOFR (Q)	6.10%		04/2037		1,250.0	1,250.0	1,271.4	(5)(12)
BSP 2024-37	Collaterized loan obligation	12.50%				01/2038		8,430.0	8,430.0	9,036.4	(5)(12)
BSP 2024-38	Collaterized loan obligation	9.31%	SOFR (Q)	5.00%		01/2038		3,750.0	3,750.0	3,755.1	(5)(12)
BSP 2025-39	Collaterized loan obligation	8.76%	SOFR (Q)	4.50%		04/2038		1,825.0	1,825.0	1,832.9	(5)(12)
BSP 2025-40	Collaterized loan obligation	9.58%	SOFR (Q)	5.25%		07/2038		1,000.0	1,000.0	1,006.4	(5)(12)
	Collaterized loan obligation	12.40%				07/2038		11,290.0	10,443.3	10,443.3	(5)(12)
									11,443.3	11,449.7
BSP 2025-41	Collaterized loan obligation	9.21%	SOFR (Q)	4.90%		07/2038		2,800.0	2,800.0	2,814.0	(5)(12)
BTCP 2023-1	Collaterized loan obligation	10.84%	SOFR (M)	6.50%		09/2030		3,461.3	3,464.6	3,461.3	(5)(12)
BX 2024-SLCT	Commercial mortgage-backed security	7.72%	SOFR (M)	3.39%		01/2042		24,185.0	24,130.5	24,080.2	(5)(12)
BYRDPK 2025-1	Collaterized loan obligation	10.68%	SOFR (Q)	6.35%		07/2038		2,200.0	2,178.2	2,269.2	(5)(12)
Catterton Partners VII, L.P. (11)	Limited partnership interest				03/2025		0.13%		1,421.8	1,572.1	(2)(5)
CAVU 2021-1	Collaterized loan obligation	11.29%	SOFR (Q)	7.00%		07/2037		1,000.0	1,000.0	1,003.2	(5)(12)
CAVU 2022-2	Collaterized loan obligation	10.73%	SOFR (Q)	6.45%		03/2038		2,950.0	2,950.0	2,996.4	(5)(12)
	Collaterized loan obligation	8.34%				03/2038		2,575.0	2,575.0	2,598.8	(5)(12)
									5,525.0	5,595.2
CEDF 2018-9	Collaterized loan obligation	11.80%	SOFR (Q)	7.53%		07/2037		500.0	490.2	503.6	(5)(12)
CEDF 2019-10	Collaterized loan obligation	11.02%	SOFR (Q)	6.75%		10/2037		1,000.0	970.4	1,008.3	(5)(12)
CEDF 2021-14	Collaterized loan obligation	15.40%				07/2033		1,840.0	974.1	911.4	(5)(12)
CGMS 2019-2	Collaterized loan obligation	11.30%	SOFR (Q)	7.00%		10/2037		4,387.5	4,387.5	4,507.0	(5)(12)
CGMS 2020-1	Collaterized loan obligation	9.25%	SOFR (Q)	4.95%		01/2038		3,750.0	3,750.0	3,708.5	(5)(12)
CGMS 2022-2	Collaterized loan obligation	11.24%	SOFR (Q)	6.95%		01/2038		2,850.0	2,850.0	2,900.2	(5)(12)
CGMS 2022-5	Collaterized loan obligation	11.40%	SOFR (Q)	7.10%		10/2037		4,190.0	4,190.0	4,249.3	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CGMS 2023-1	Collaterized loan obligation	10.08%	SOFR (Q)	5.75%		07/2037		3,700.0	3,700.0	3,718.5	(5)(12)
	Collaterized loan obligation	9.39%	SOFR (Q)	5.10%		07/2035		1,250.0	1,250.0	1,257.9	(5)(12)
									4,950.0	4,976.4
CGMS 2023-2	Collaterized loan obligation	9.29%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,007.6	(5)(12)
CGMS 2024-1	Collaterized loan obligation	11.22%	SOFR (Q)	6.92%		04/2037		1,096.0	1,119.3	1,115.0	(5)(12)
CGMS 2024-2	Collaterized loan obligation	11.15%	SOFR (Q)	6.85%		04/2037		1,500.0	1,500.0	1,526.7	(5)(12)
CGMS 2024-3	Collaterized loan obligation	10.70%	SOFR (Q)	6.40%		07/2036		2,600.0	2,600.0	2,643.9	(5)(12)
CGMS 2024-5	Collaterized loan obligation	10.20%	SOFR (Q)	5.65%		10/2036		1,500.0	1,500.0	1,514.6	(5)(12)
	Collaterized loan obligation	12.60%				10/2036		2,700.0	2,308.5	2,267.0	(5)(12)
									3,808.5	3,781.6
CGMS 2025-3	Collaterized loan obligation	9.51%	SOFR (Q)	5.25%		07/2038		3,275.0	3,275.0	3,295.9	(5)(12)
CIFC 2018-1	Collaterized loan obligation	9.60%	SOFR (Q)	5.25%		01/2038		830.0	830.0	821.0	(5)(12)
	Collaterized loan obligation	14.30%				01/2038		5,018.1	2,067.3	2,110.6	(5)(12)
									2,897.3	2,931.6
CIFC 2018-4	Collaterized loan obligation	9.12%	SOFR (Q)	4.85%		01/2038		1,625.0	1,625.0	1,615.7	(5)(12)
CIFC 2018-5	Collaterized loan obligation	10.86%	SOFR (Q)	6.60%		07/2038		1,200.0	1,176.3	1,203.3	(5)(12)
CIFC 2019-1	Collaterized loan obligation	14.70%				10/2037		1,450.0	912.4	889.4	(5)(12)
CIFC 2019-4	Collaterized loan obligation	9.60%	SOFR (Q)	5.25%		07/2038		2,750.0	2,750.0	2,760.3	(5)(12)
CIFC 2020-4	Collaterized loan obligation	9.33%	SOFR (Q)	4.90%		01/2040		5,500.0	5,500.0	5,505.3	(5)(12)
CIFC 2021-1	Collaterized loan obligation	10.30%	SOFR (Q)	6.00%		07/2037		1,820.0	1,820.0	1,826.6	(5)(12)
CIFC 2021-4	Collaterized loan obligation	10.49%	SOFR (Q)	6.20%		07/2037		1,000.0	1,000.6	1,016.9	(5)(12)
CIFC 2021-5	Collaterized loan obligation	9.36%	SOFR (Q)	5.10%		01/2038		3,883.3	3,864.7	3,846.7	(5)(12)
CIFC 2022-5	Collaterized loan obligation	8.21%	SOFR (Q)	3.90%		01/2037		6,000.0	6,000.0	6,044.3	(5)(12)
CIFC 2022-6	Collaterized loan obligation	10.06%	SOFR (Q)	5.75%		10/2038		437.5	437.5	441.7	(5)(12)
CIFC 2022-7	Collaterized loan obligation	9.64%	SOFR (Q)	5.35%		01/2038		687.5	687.5	689.3	(5)(12)
CIFC 2024-1	Collaterized loan obligation	10.89%	SOFR (Q)	6.60%		04/2037		375.0	384.2	381.2	(5)(12)
CIFC 2024-2	Collaterized loan obligation	10.69%	SOFR (Q)	6.40%		04/2037		2,000.0	2,000.0	2,027.2	(5)(12)
CIFC 2024-4	Collaterized loan obligation	12.70%				10/2037		2,600.0	2,306.5	2,342.4	(5)(12)
CIFC 2024-5	Collaterized loan obligation	9.48%	SOFR (Q)	5.15%		01/2038		4,000.0	4,000.0	4,056.1	(5)(12)
CIFC 2025-1	Collaterized loan obligation	8.75%	SOFR (Q)	4.50%		04/2038		1,375.0	1,375.0	1,382.5	(5)(12)
CIFC 2025-2	Collaterized loan obligation	8.68%	SOFR (Q)	4.40%		04/2038		1,650.0	1,650.0	1,658.8	(5)(12)
CIFC 2025-3	Collaterized loan obligation	14.00%				07/2038		9,717.5	8,432.4	8,456.2	(5)(12)
CLRMPK 2025-1	Collaterized loan obligation	9.83%	SOFR (Q)	5.50%		04/2038		1,802.0	1,802.0	1,827.1	(5)(12)
	Collaterized loan obligation	12.90%				04/2038		15,725.0	13,759.4	13,654.0	(5)(12)
	Collaterized loan obligation					04/2038		15,725.0	—	573.5	(5)(12)
									15,561.4	16,054.6
Constellation Wealth Capital Fund, L.P. (11)	Limited partner interests				01/2024		2,681,377		2,510.4	2,637.9	(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CPFTR 2025-1	Commercial mortgage-backed security	8.38%				07/2026		35,507.4	35,507.4	35,770.7	(5)(12)
CPTPK 2024-1	Collaterized loan obligation	10.29%	SOFR (Q)	6.00%		07/2037		1,400.0	1,400.0	1,416.7	(5)(12)
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interest				03/2024		6,653,000		6,673.6	7,526.4	(2)(5)(12)
DCLO 2021-1	Collaterized loan obligation	12.70%				10/2037		2,439.0	2,012.2	2,055.2	(5)(12)
DCLO 2022-3	Collaterized loan obligation	12.40%				01/2038		3,184.0	2,730.3	2,708.0	(5)(12)
DRSLF 2022-104	Collaterized loan obligation	11.72%	SOFR (Q)	7.40%		08/2034		5,756.0	5,756.0	5,799.3	(5)(12)
ELM12 2021-5	Collaterized loan obligation	10.20%	SOFR (Q)	5.90%		10/2037		1,475.0	1,475.0	1,479.4	(5)(12)
ELM24 2023-3	Collaterized loan obligation	9.55%	SOFR (Q)	5.10%		01/2038		2,000.0	2,000.0	1,979.2	(5)(12)
ELM27 2024-3	Collaterized loan obligation	10.54%	SOFR (Q)	6.25%		04/2037		2,000.0	2,000.0	2,034.7	(5)(12)
ELM29 2024-5	Collaterized loan obligation	10.69%	SOFR (Q)	6.40%		04/2037		3,500.0	3,519.7	3,509.4	(5)(12)
ELM30 2024-6	Collaterized loan obligation	9.55%	SOFR (Q)	5.25%		07/2037		1,250.0	1,268.8	1,255.6	(5)(12)
ELM32 2024-8	Collaterized loan obligation	12.42%				10/2037		2,520.0	2,153.0	2,067.3	(5)(12)
ELM35 2024-11	Collaterized loan obligation	11.20%				10/2037		1,740.0	1,540.0	1,418.0	(5)(12)
ELM37 2024-13	Collaterized loan obligation	9.04%	SOFR (Q)	4.75%		01/2038		3,000.0	3,000.0	3,035.9	(5)(12)
ELM38 2025-1	Collaterized loan obligation	8.78%	SOFR (Q)	4.50%		04/2038		1,500.0	1,500.0	1,487.6	(5)(12)
ELM39 2025-2	Collaterized loan obligation	8.68%	SOFR (Q)	4.40%		04/2038		1,150.0	1,150.0	1,155.0	(5)(12)
ELM40 2025-3	Collaterized loan obligation	9.56%	SOFR (Q)	5.25%		03/2038		1,750.0	1,750.0	1,771.8	(5)(12)
ELM42 2025-5	Collaterized loan obligation	10.78%	SOFR (Q)	6.50%		03/2038		2,200.0	2,200.0	2,264.6	(5)(12)
ELMW1 2019-1	Collaterized loan obligation	8.04%	SOFR (Q)	3.75%		04/2037		6,000.0	6,000.0	6,043.3	(5)(12)
ELMW2 2019-2	Collaterized loan obligation	10.02%	SOFR (Q)	5.75%		10/2037		2,300.0	2,250.6	2,309.2	(5)(12)
ELMW4 2020-1	Collaterized loan obligation	10.44%	SOFR (Q)	6.15%		04/2037		2,738.0	2,762.2	2,748.9	(5)(12)
ELMW8 2021-1	Collaterized loan obligation	10.54%	SOFR (Q)	6.25%		04/2037		5,028.0	5,087.8	5,012.9	(5)(12)
Elmwood Warehouse Orchid 1, Ltd.	Collaterized loan obligation	22.10%				03/2028		2,126.6	2,126.6	2,126.6	(5)(12)
GCBSL 2022-60	Collaterized loan obligation	10.30%	SOFR (Q)	6.00%		10/2034		2,375.0	2,375.0	2,377.7	(5)(12)
GCBSL 2024-77	Collaterized loan obligation	9.15%	SOFR (Q)	4.85%		01/2038		1,500.0	1,500.0	1,502.1	(5)(12)
GCBSL 2025-79	Collaterized loan obligation	8.90%	SOFR (Q)	4.65%		04/2038		1,500.0	1,500.0	1,506.7	(5)(12)
GLM 2022-12	Collaterized loan obligation	9.99%	SOFR (Q)	5.70%		07/2037		2,100.0	2,109.9	2,114.6	(5)(12)
GNRT 2	Collaterized loan obligation	11.64%	SOFR (Q)	7.35%		10/2037		250.0	251.1	246.8	(5)(12)
GNRT 2022-10	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		01/2038		2,750.0	2,750.0	2,758.1	(5)(12)
GNRT 2024-15	Collaterized loan obligation	10.97%	SOFR (Q)	6.70%		07/2037		3,800.0	3,778.0	3,845.4	(5)(12)
GNRT 2024-17	Collaterized loan obligation	10.42%	SOFR (Q)	6.15%		10/2037		930.0	935.7	938.2	(5)(12)
GNRT 2024-18	Collaterized loan obligation	12.60%				01/2038		7,160.0	6,334.5	6,853.3	(5)(12)
GNRT 2024-20	Collaterized loan obligation	12.30%				01/2038		13,950.0	12,276.0	12,129.7	(5)(12)
GNRT 6	Collaterized loan obligation	11.54%	SOFR (Q)	7.25%		10/2037		1,820.0	1,820.0	1,829.1	(5)(12)
GNRT 9	Collaterized loan obligation	10.64%	SOFR (Q)	6.35%		01/2038		4,015.0	4,015.0	4,074.6	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
GOCAP 2024-71	Collaterized loan obligation	9.40%	SOFR (Q)	5.10%		02/2037		4,500.0	4,500.0	4,541.0	(5)(12)
HAMLN 2024-1	Collaterized loan obligation	9.96%	SOFR (Q)	5.40%		10/2037		2,017.5	2,017.5	2,037.7	(5)(12)
HPPK 2024-1	Collaterized loan obligation	13.00%				10/2037		3,360.0	2,742.3	2,698.8	(5)(12)
Insight Venture Partners (Cayman) VII, LP (11)	Limited partnership interest				03/2025		0.16%		2,418.0	2,480.7	(2)(5)
Insight Venture Partners (Delaware) VIII, LP (11)	Limited partnership interest				03/2025		0.08%		1,905.2	2,166.9	(2)(5)
Insight Venture Partners Coinvestment Fund II, LP	Limited partnership interest				03/2025		0.46%		2,175.4	2,277.4	(2)(5)
INVCO 2023-2	Collaterized loan obligation	12.20%	SOFR (Q)	7.88%		04/2038		2,730.0	2,648.5	2,869.2	(5)(12)
KKR 2024-53	Collaterized loan obligation	10.80%	SOFR (Q)	6.50%		01/2038		2,235.0	2,235.0	2,289.6	(5)(12)
	Collaterized loan obligation	12.70%				01/2038		6,100.0	5,199.5	5,171.8	(5)(12)
									7,434.5	7,461.4
KKR 2024-56	Collaterized loan obligation	14.70%				10/2037		4,910.0	3,830.0	3,746.7	(5)(12)
KKR 48	Collaterized loan obligation	8.59%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	2,013.5	(5)(12)
Linden Structured Capital Fund II-A LP (11)	Limited partnership interest				07/2024		1,606,918		1,219.5	1,236.1	(2)(5)
MAGNE 2019-24	Collaterized loan obligation	10.70%	SOFR (Q)	6.40%		04/2035		500.0	500.1	501.3	(5)(12)
MAGNE 2022-33	Collaterized loan obligation	9.84%	SOFR (Q)	5.55%		10/2037		5,875.0	5,875.0	5,915.1	(5)(12)
MAGNE 2023-34	Collaterized loan obligation	8.82%	SOFR (Q)	4.50%		01/2038		2,330.2	2,330.2	2,337.7	(5)(12)
MAGNE 2023-36	Collaterized loan obligation	9.32%	SOFR (Q)	5.00%		07/2038		5,900.0	5,900.0	5,929.4	(5)(12)
MAGNE 2023-39	Collaterized loan obligation	9.20%	SOFR (Q)	4.90%		01/2037		637.5	637.5	639.1	(5)(12)
MAGNE 2024-41	Collaterized loan obligation	9.21%	SOFR (Q)	4.90%		01/2038		2,312.5	2,312.5	2,319.8	(5)(12)
MAGNE 2024-42	Collaterized loan obligation	9.31%	SOFR (Q)	5.00%		01/2038		2,125.0	2,099.6	2,130.6	(5)(12)
MAGNE 2024-44	Collaterized loan obligation	12.00%				10/2037		4,100.0	3,453.5	3,386.8	(5)(12)
MAGNE 2025-43	Collaterized loan obligation	10.80%	SOFR (Q)	6.50%		07/2038		2,300.0	2,300.0	2,307.9	(5)(12)
MAGNE 2025-50	Collaterized loan obligation	9.12%	SOFR (Q)	4.80%		07/2038		8,960.0	8,960.0	9,004.8	(5)(12)
Magnetite XLVIII, Limited	Collaterized loan obligation	23.10%				08/2025		1,913.0	1,913.0	1,913.0	(5)(12)
MCF CLO 12 LLC	Private asset-backed investment	8.37%	SOFR (Q)	4.05%		02/2034		19,900.0	19,900.0	19,900.0	(5)(12)
MDPK 2015-17	Collaterized loan obligation	17.60%				07/2045		59,391.7	7,744.7	9,169.2	(5)(12)
	Collaterized loan obligation	17.60%				07/2030		6,173.4	805.0	953.1	(5)(12)
									8,549.7	10,122.3
MDPK 2016-20	Collaterized loan obligation	10.70%	SOFR (Q)	6.40%		10/2037		2,727.5	2,727.5	2,688.8	(5)(12)
MDPK 2016-22	Collaterized loan obligation	12.80%				01/2033		3,140.0	1,664.2	1,669.0	(5)(12)
MDPK 2018-30	Collaterized loan obligation	8.50%				07/2037		750.0	750.0	755.8	(5)(12)
	Collaterized loan obligation	13.30%				07/2027		14,921.4	7,777.8	7,647.7	(5)(12)
									8,527.8	8,403.5
MDPK 2018-31	Collaterized loan obligation	10.68%	SOFR (Q)	6.40%		07/2037		1,100.0	1,102.2	1,099.3	(5)(12)
MDPK 2018-32	Collaterized loan obligation	10.69%	SOFR (Q)	6.40%		01/2048		744.0	371.7	358.3	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Collaterized loan obligation	14.20%				07/2037		4,850.0	4,850.0	4,841.1	(5)(12)
	Collaterized loan obligation	14.20%				01/2048		2,360.0	1,178.9	1,136.4	(5)(12)
									6,400.6	6,335.8
MDPK 2019-34	Collaterized loan obligation	10.81%	SOFR (Q)	6.50%		10/2037		1,700.0	1,700.0	1,697.9	(5)(12)
MDPK 2019-37	Collaterized loan obligation	10.90%	SOFR (Q)	6.60%		04/2037		1,000.0	1,000.0	1,002.9	(5)(12)
MDPK 2020-46	Collaterized loan obligation	9.51%	SOFR (Q)	5.25%		10/2034		2,000.0	1,966.3	1,975.5	(5)(12)
MDPK 2021-59	Collaterized loan obligation	10.67%	SOFR (Q)	6.40%		04/2037		2,890.0	2,883.7	2,890.2	(5)(12)
MDPK 2022-55	Collaterized loan obligation	10.29%	SOFR (Q)	6.00%		07/2037		1,680.0	1,680.0	1,666.4	(5)(12)
MDPK 2022-60	Collaterized loan obligation	10.80%	SOFR (Q)	6.50%		10/2037		5,625.0	5,625.0	5,679.3	(5)(12)
	Collaterized loan obligation	12.50%				10/2037		1,081.5	872.2	839.8	(5)(12)
									6,497.2	6,519.1
MDPK 2023-63	Collaterized loan obligation	10.32%	SOFR (Q)	6.00%		07/2038		4,750.0	4,750.0	4,772.0	(5)(12)
MDPK 2024-66	Collaterized loan obligation	9.85%	SOFR (Q)	5.50%		10/2037		2,500.0	2,500.0	2,517.9	(5)(12)
	Collaterized loan obligation	12.20%				10/2037		2,410.0	2,336.3	2,358.0	(5)(12)
									4,836.3	4,875.9
MDPK 2024-67	Collaterized loan obligation	11.10%	SOFR (Q)	6.80%		04/2037		2,500.0	2,500.0	2,522.9	(5)(12)
MDPK 2024-68	Collaterized loan obligation	9.40%	SOFR (Q)	5.10%		01/2038		2,375.0	2,375.0	2,381.6	(5)(12)
MDPK 2024-69	Collaterized loan obligation	10.55%	SOFR (Q)	6.25%		07/2037		1,500.0	1,500.0	1,521.9	(5)(12)
MDPK 2025-65	Collaterized loan obligation	9.32%	SOFR (Q)	5.00%		07/2038		2,400.0	2,400.0	2,412.0	(5)(12)
MDPK 2025-71	Collaterized loan obligation	12.50%				04/2038		4,120.0	3,934.6	4,150.6	(5)(12)
MDPK 2025-72	Collaterized loan obligation	12.80%				07/2038		10,470.0	10,470.0	10,470.0	(5)(12)
MidOcean CLO Equity Fund I, LP (11)	Private asset-backed investment	9.00%						6,330.4	6,330.4	6,324.1	(5)(12)
Montagu V (US) L.P. (11)	Limited partnership interest				03/2025		0.46%		1,341.0	1,677.0	(2)(5)
NCMF 2025-MFS	Private asset-backed investment	7.53%				06/2033		24,530.0	24,250.6	24,715.0	(5)(12)
NEUB 2025-60	Collaterized loan obligation	10.80%	SOFR (Q)	6.48%		04/2039		3,700.0	3,663.4	3,810.8	(5)(12)
NEUB 2025-61	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		07/2039		2,950.0	2,950.0	2,964.8	(5)(12)
New Mountain Partners III, L.P. (11)	Limited partnership interest				03/2025		0.01%		320.9	393.6	(2)(5)
New Mountain Partners IV, L.P. (11)	Limited partnership interest				03/2025		0.04%		1,433.9	1,524.8	(2)(5)
NMC CLO-2	Collaterized loan obligation	10.06%	SOFR (Q)	5.70%		01/2038		937.5	937.5	941.5	(5)(12)
OAKC 2012-7	Collaterized loan obligation	8.82%	SOFR (Q)	4.50%		02/2038		5,660.0	5,601.1	5,605.8	(5)(12)
	Collaterized loan obligation	10.80%				02/2038		480.0	292.8	294.8	(5)(12)
									5,893.9	5,900.6
OAKC 2014-10R	Collaterized loan obligation	8.72%	SOFR (Q)	4.40%		04/2038		2,000.0	2,000.0	1,988.0	(5)(12)
OAKC 2015-12	Collaterized loan obligation	9.60%				04/2037		14,541.0	8,694.6	7,852.1	(5)(12)
OAKC 2016-13	Collaterized loan obligation	10.04%	SOFR (Q)	5.75%		10/2037		1,220.0	1,220.0	1,230.9	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Collaterized loan obligation	11.70%				10/2037		2,920.0	2,304.4	2,024.8	(5)(12)
	Collaterized loan obligation	11.70%				01/2030		1,400.0	1,104.8	970.8	(5)(12)
									4,629.2	4,226.5
OAKC 2017-15	Collaterized loan obligation	12.60%				01/2030		3,441.5	1,901.9	1,678.5	(5)(12)
OAKC 2019-2	Collaterized loan obligation	11.90%				01/2038		3,330.0	3,075.3	3,099.1	(5)(12)
OAKC 2019-3	Collaterized loan obligation	9.27%	SOFR (Q)	5.00%		01/2038		783.3	769.6	779.4	(5)(12)
	Collaterized loan obligation	12.50%				07/2032		3,590.0	3,066.4	2,933.5	(5)(12)
									3,836.0	3,712.9
OAKC 2019-4	Collaterized loan obligation	9.24%	SOFR (Q)	4.95%		01/2038		3,640.0	3,640.0	3,649.2	(5)(12)
OAKC 2020-5	Collaterized loan obligation	12.50%				10/2037		3,130.0	3,060.4	2,859.0	(5)(12)
OAKC 2020-6	Collaterized loan obligation	9.54%	SOFR (Q)	5.25%		10/2037		1,100.0	1,100.0	1,102.8	(5)(12)
	Collaterized loan obligation	12.60%				10/2037		2,966.0	3,216.0	3,047.2	(5)(12)
									4,316.0	4,150.0
OAKC 2020-7	Collaterized loan obligation	9.16%	SOFR (Q)	4.90%		07/2038		6,370.0	6,370.0	6,401.9	(5)(12)
OAKC 2021-16	Collaterized loan obligation	11.50%				10/2034		1,210.0	1,020.8	917.9	(5)(12)
OAKC 2021-8	Collaterized loan obligation	9.12%	SOFR (Q)	4.85%		01/2038		525.0	525.5	527.2	(5)(12)
	Collaterized loan obligation	12.50%				01/2038		3,190.0	2,813.9	2,876.2	(5)(12)
									3,339.4	3,403.4
OAKC 2021-9	Collaterized loan obligation	9.79%	SOFR (Q)	5.50%		10/2037		2,050.0	2,050.0	2,070.3	(5)(12)
	Collaterized loan obligation	13.10%				10/2037		1,500.0	1,454.7	1,396.6	(5)(12)
									3,504.7	3,466.9
OAKC 2022-12	Collaterized loan obligation	9.29%	SOFR (Q)	5.00%		07/2036		2,000.0	2,000.0	2,007.6	(5)(12)
OAKC 2023-15RA	Collaterized loan obligation	9.16%	SOFR (Q)	4.85%		07/2038		3,000.0	3,000.0	3,029.8	(5)(12)
OAKC 2023-16	Collaterized loan obligation	8.29%	SOFR (Q)	4.00%		10/2036		2,000.0	2,000.0	2,012.4	(5)(12)
OAKCL 2023-1	Collaterized loan obligation	11.79%	SOFR (Q)	7.50%		04/2038		1,500.0	1,555.4	1,554.1	(5)(12)
OAKCL 2025-32	Collaterized loan obligation	9.68%	SOFR (Q)	5.35%		07/2038		1,750.0	1,750.0	1,758.8	(5)(12)
OCP 2015-10	Collaterized loan obligation	9.67%	SOFR (Q)	5.35%		01/2038		1,000.0	994.0	1,003.6	(5)(12)
OCP 2016-11	Collaterized loan obligation	9.55%	SOFR (Q)	5.25%		07/2038		5,080.0	5,080.0	5,105.4	(5)(12)
OCP 2018-15	Collaterized loan obligation	13.50%				07/2031		13.3	6,674.2	6,931.5	(5)(12)
OCP 2021-21	Collaterized loan obligation	12.90%				01/2038		17,446.0	10,964.8	11,421.2	(5)(12)
OCP 2022-24	Collaterized loan obligation	10.52%	SOFR (Q)	6.25%		10/2037		1,550.0	1,563.2	1,565.0	(5)(12)
OCP 2025-43	Collaterized loan obligation	10.78%	SOFR (Q)	6.50%		07/2038		2,100.0	2,100.0	2,146.0	(5)(12)
OCPA 2023-29	Collaterized loan obligation	9.29%	SOFR (Q)	5.00%		01/2036		1,000.0	1,000.0	985.8	(5)(12)
OCPA 2025-41	Collaterized loan obligation	8.00%				04/2037		1,500.0	1,500.0	1,500.0	(5)(12)
OCT61 2023-2	Collaterized loan obligation	12.17%	SOFR (Q)	7.89%		04/2038		1,500.0	1,455.3	1,574.8	(5)(12)
OCT63 2024-2	Collaterized loan obligation	10.77%	SOFR (Q)	6.50%		07/2037		1,166.7	1,126.3	1,186.7	(5)(12)
OCT66 2022-1	Collaterized loan obligation	11.94%	SOFR (Q)	7.62%		11/2036		937.5	944.5	937.8	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
OCT67 2023-1	Collaterized loan obligation	12.00%				07/2038		1,730.0	1,730.0	1,726.3	(5)(12)
OHACP 2024-17	Collaterized loan obligation	9.40%	SOFR (Q)	5.00%		01/2038		3,000.0	3,000.0	3,012.2	(5)(12)
	Collaterized loan obligation	12.00%				01/2038		2,610.0	2,479.5	2,425.9	(5)(12)
									5,479.5	5,438.1
OHALF 2016-1	Collaterized loan obligation	12.10%				07/2037		460.0	277.2	277.7	(5)(12)
OKANAGAN 2024-1	Private asset-backed investment	12.13%	SOFR (M)	8.25%		12/2032		23,591.9	23,631.5	23,591.9	(5)(12)
Onex Partners III LP (11)	Limited partnership interest				03/2025		0.03%		1,074.0	1,337.9	(2)(5)
Onex Partners IV LP (11)	Limited partnership interest				03/2025		0.05%		2,649.5	2,834.8	(2)(5)
Permira IV L.P. 2	Limited partnership interest				03/2025		0.02%		1,495.4	2,236.0	(2)(5)
PIPK 2025-18	Collaterized loan obligation	10.06%	SOFR (Q)	5.75%		04/2038		1,250.0	1,250.0	1,271.0	(5)(12)
PLMRS 2025-1	Collaterized loan obligation	8.81%	SOFR (Q)	4.50%		04/2038		2,350.0	2,346.5	2,360.5	(5)(12)
PROSE 2024-3	Private asset-backed investment	8.85%				10/2054		25,000.0	25,000.0	25,413.7	(5)(12)
Providence Equity Partners VII-A L.P. (11)	Limited partnership interest				03/2025		0.06%		2,839.7	2,921.6	(2)(5)
PXLY 2024-1	Collaterized loan obligation	9.30%	SOFR (Q)	5.00%		01/2037		6,550.0	6,550.0	6,620.0	(5)(12)
Riviera Loan Funding Warehouse 72, Ltd.	Collaterized loan obligation	27.20%				03/2035		1,519.0	1,519.0	1,519.0	(5)(12)
RRAM 2022-21	Collaterized loan obligation	11.09%	SOFR (Q)	6.79%		07/2039		250.0	249.1	242.6	(5)(12)
	Collaterized loan obligation	12.90%				07/2039		13,070.0	9,053.1	7,662.8	(5)(12)
									9,302.2	7,905.4
RRAM 2022-23	Collaterized loan obligation	9.30%	SOFR (Q)	5.00%		07/2037		4,390.0	4,390.0	4,406.5	(5)(12)
	Collaterized loan obligation	11.80%	SOFR (Q)	7.50%		10/2035		850.0	855.5	850.0	(5)(12)
									5,245.5	5,256.5
RRAM 2022-24	Collaterized loan obligation	11.12%	SOFR (Q)	6.78%		01/2037		700.0	698.1	700.4	(5)(12)
RRAM 2023-25	Collaterized loan obligation	11.55%	SOFR (Q)	7.25%		10/2037		800.0	806.4	790.0	(5)(12)
RRAM 2023-27	Collaterized loan obligation	11.75%	SOFR (Q)	7.45%		10/2035		400.0	403.6	395.5	(5)(12)
RRAM 2024-29R	Collaterized loan obligation	13.30%				07/2039		5,205.0	3,071.0	3,107.1	(5)(12)
RRAM 2024-30	Collaterized loan obligation	10.62%	SOFR (Q)	6.32%		07/2036		400.0	394.7	400.5	(5)(12)
	Collaterized loan obligation	12.46%				07/2036		7,000.0	6,245.0	5,902.0	(5)(12)
									6,639.7	6,302.5
RRAM 2024-31	Collaterized loan obligation	11.46%	SOFR (Q)	6.87%		10/2039		450.0	450.5	452.2	(5)(12)
RRAM 2024-33	Collaterized loan obligation	11.38%	SOFR (Q)	6.81%		10/2039		500.0	498.7	498.8	(5)(12)
RRAM 2024-35	Collaterized loan obligation	11.11%	SOFR (Q)	6.81%		01/2040		500.0	498.8	501.1	(5)(12)
RRAM 2025-37	Collaterized loan obligation	8.96%	SOFR (Q)	4.65%		04/2038		1,062.5	1,062.5	1,064.1	(5)(12)
RRAM 2025-38	Collaterized loan obligation	13.60%				04/2040		2,580.0	2,322.0	2,260.8	(5)(12)
RRAM 2025-40	Collaterized loan obligation	10.05%	SOFR (Q)	5.75%		07/2038		8,750.0	8,750.0	8,794.9	(5)(12)
RVRPK 2024-1	Collaterized loan obligation	9.10%	SOFR (Q)	4.80%		01/2038		6,500.0	6,500.0	6,521.3	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Silver Lake Partners IV, L.P. (11)	Limited partnership interest				03/2025		0.02%		1,559.2	1,907.4	(2)(5)
SIXST 2021-17	Collaterized loan obligation	11.00%				04/2038		5,550.0	3,701.8	4,150.1	(5)(12)
SIXST 2021-20	Collaterized loan obligation	9.81%	SOFR (Q)	5.50%		07/2038		3,250.0	3,250.0	3,266.3	(5)(12)
SIXST 2022-21	Collaterized loan obligation	10.04%	SOFR (Q)	5.75%		10/2037		2,025.0	2,025.0	2,049.7	(5)(12)
	Collaterized loan obligation	14.70%				10/2037		5,242.0	3,464.1	3,536.0	(5)(12)
									5,489.1	5,585.7
SIXST 2024-26	Collaterized loan obligation	9.92%	SOFR (Q)	5.65%		10/2037		650.0	653.9	654.9	(5)(12)
SIXST 2024-27	Collaterized loan obligation	9.61%	SOFR (Q)	5.25%		01/2038		1,750.0	1,750.0	1,769.8	(5)(12)
SIXST 2025-28	Collaterized loan obligation	9.78%	SOFR (Q)	5.45%		04/2038		725.0	725.0	737.0	(5)(12)
	Collaterized loan obligation	12.50%				04/2038		2,873.0	2,364.5	2,370.2	(5)(12)
									3,089.5	3,107.2
SIXST 2025-29	Collaterized loan obligation	10.60%				07/2038		4,870.0	4,392.7	4,392.7	(5)(12)
	Collaterized loan obligation	10.60%				07/2025		2,705.6	2,705.6	2,705.6	(5)(12)
									7,098.3	7,098.3
SPEAK 2024-11	Collaterized loan obligation	13.48%				07/2037		4,000.0	3,107.9	3,590.5	(5)(12)
STKPK 2022-1	Collaterized loan obligation	10.45%	SOFR (Q)	6.15%		10/2037		3,375.0	3,375.0	3,389.5	(5)(12)
	Collaterized loan obligation	13.60%				10/2037		20,240.0	16,315.6	15,731.6	(5)(12)
	Collaterized loan obligation					10/2037		20,240.0	194.4	602.8	(5)(12)
									19,885.0	19,723.9
SYMP 2022-33	Collaterized loan obligation	9.63%	SOFR (Q)	5.35%		01/2038		2,500.0	2,500.0	2,452.2	(5)(12)
SYMP 2023-40	Collaterized loan obligation	9.67%	SOFR (Q)	5.25%		01/2038		1,500.0	1,500.0	1,504.1	(5)(12)
TCIFC 2023-1	Collaterized loan obligation	9.27%	SOFR (Q)	4.95%		07/2038		1,800.0	1,800.0	1,809.0	(5)(12)
Texas Debt Capital CLO 2024-II Ltd	Collaterized loan obligation	9.65%	SOFR (Q)	5.25%		01/2037		4,100.0	4,100.0	4,157.1	(5)(12)
Thoma Bravo Fund XI-A, L.P. (11)	Limited partnership interest				03/2025		0.08%		791.1	1,005.6	(2)(5)
Thoma Bravo Special Opportunities Fund II-A, L.P. (11)	Limited partnership interest				03/2025		0.40%		1,133.3	1,376.4	(2)(5)
THPT 2023-THL	Commercial mortgage-backed security	10.40%				12/2034		5,000.0	4,989.8	5,047.1	(5)(12)
Tikehau Green Diamond II CFO Equity LP (11)	Private asset-backed investment	9.99%	Euribor (Q)	7.75%				3,268.2	3,341.0	3,786.8	(5)(12)
Tikehau Ruby CLO Equity LP (11)	Private asset-backed investment	12.16%	Euribor (Q)	10.00%				1,613.5	780.4	805.5	(5)(7)(12)
Tikehau Topaz LP (11)	Private asset-backed investment	13.27%	SOFR (Q)	9.00%				3,104.6	2,480.3	2,501.7	(5)(7)(12)
TPG Partners VI, L.P. (11)	Limited partnership interest				03/2025		—%		322.9	464.2	(2)(5)
Trident VI Parallel Fund, L.P. (11)	Limited partnership interest				03/2025		0.09%		1,323.8	1,678.2	(2)(5)
TriplePoint Venture Growth BDC Corp	Senior subordinated loan	8.11%				02/2028		32,900.0	32,900.0	33,206.6	(2)(5)(12)
Vector Capital IV, L.P. (11)	Limited partnership interest				03/2025		0.02%		211.1	275.3	(2)(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Vector Capital VI, L.P. (11)	Limited partnership interest				03/2025		—%		25.2	29.7	(2)(5)
Vista Equity Partners Fund V-A, L.P. (11)	Limited partnership interest				03/2025		0.02%		830.1	986.5	(2)(5)
VOYA 2021-3	Collaterized loan obligation	10.21%	SOFR (Q)	5.90%		04/2038		2,500.0	2,500.0	2,534.7	(5)(12)
	Collaterized loan obligation	8.15%				04/2038		1,875.0	1,875.0	1,892.3	(5)(12)
									4,375.0	4,427.0
VOYA 2022-3	Collaterized loan obligation	8.79%	SOFR (Q)	4.50%		10/2036		2,000.0	2,000.0	2,013.0	(5)(12)
VOYA 2024-1	Collaterized loan obligation	10.95%	SOFR (Q)	6.65%		04/2037		1,681.9	1,743.4	1,713.1	(5)(12)
VOYA 2024-2	Collaterized loan obligation	10.32%	SOFR (Q)	6.05%		07/2037		2,500.0	2,413.5	2,531.7	(5)(12)
VOYA 2025-1	Collaterized loan obligation	8.87%	SOFR (Q)	4.60%		04/2038		5,215.0	5,191.7	5,182.7	(5)(12)
VOYA 2025-2	Collaterized loan obligation	10.55%	SOFR (Q)	6.25%		07/2038		3,497.7	3,441.3	3,541.4	(5)(12)
	Collaterized loan obligation	13.80%				07/2038		11,976.0	10,686.2	11,296.7	(5)(12)
									14,127.5	14,838.1
VOYA 2025-3	Collaterized loan obligation	9.71%	SOFR (Q)	5.40%		07/2038		3,000.0	3,000.0	3,015.0	(5)(12)
WILDPK 2024-1	Collaterized loan obligation	10.17%	SOFR (Q)	5.75%		10/2037		1,117.5	1,117.5	1,131.4	(5)(12)
WONPK 2025-1	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		07/2038		3,350.0	3,350.0	3,366.8	(5)(12)

									995,031.1	1,007,356.8		11.96%
Financial Services
Aduro Advisors, LLC (10)	First lien senior secured loan	9.08%	SOFR (M)	4.75%		07/2030		18,625.2	18,469.1	18,625.2	(2)(7)(12)
Cannon Bridge Designated Activity Company (10)	Private asset-backed investment	5.40% PIK	Euribor (Q)	2.65%		10/2033		1,296.7	1,200.2	1,291.8	(2)(5)(12)
	Private asset-backed investment	10.25% PIK	Euribor (S)	7.50%		10/2033		1,047.6	959.2	1,042.7	(2)(5)(12)
	Private asset-backed investment	11.86% PIK	SOFR (S)	7.50%		10/2033		52.4	48.0	52.2	(2)(5)(12)
	Private asset-backed investment	7.07% PIK	SOFR (S)	2.65%		10/2033		51.4	47.6	51.2	(2)(5)(12)
									2,255.0	2,437.9
Cezanne Bidco (10)	First lien senior secured loan	8.48%	Euribor (Q)	6.50%		10/2031		12,384.1	11,018.6	12,384.1	(2)(5)(12)
CFC Bidco 2022 Limited	First lien senior secured loan	8.04%	SOFR (S)	3.75%		05/2032		18,000.0	17,820.0	17,910.0	(5)
Clearstead Advisors, LLC (10)	First lien senior secured revolving loan	8.83%	SOFR (M)	4.50%		02/2028		279.8	275.7	273.5	(2)(5)(7)(12)
	First lien senior secured loan	8.79%	SOFR (S)	4.50%		02/2028		8,438.6	8,397.8	8,396.4	(2)(5)(7)(12)
									8,673.5	8,669.9
Corient Holdings, Inc.	Series A preferred stock	15.00% PIK			05/2023		15,000		17,077.5	24,577.5	(2)(12)
CPI Holdco B, LLC	First lien senior secured loan	6.58%	SOFR (M)	2.25%		05/2031		19,710.0	19,642.2	19,685.4	(2)(5)
	First lien senior secured loan	6.33%	SOFR (M)	2.00%		05/2031		4,987.4	4,950.0	4,970.0	(5)
									24,592.2	24,655.4
Endeavor Bidco LLC and Endeavor TopCo, Inc.	First lien senior secured loan	8.55%	SOFR (Q)	4.25%		08/2029		8,372.8	8,234.1	8,372.8	(2)(7)(12)
	Class A common units				08/2024		2,540		2,540.0	3,436.6	(12)
									10,774.1	11,809.4
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Focus Financial Partners, LLC	First lien senior secured loan	7.08%	SOFR (M)	2.75%		09/2031		52,739.2	52,526.2	52,614.2	(2)
GAPCO AIV Interholdco (CP), L.P. (10)	Senior subordinated loan	11.05% PIK	SOFR (Q)	6.75%		03/2033		19,007.6	18,294.2	19,007.6	(2)(5)(7)(12)
GC Waves Holdings, Inc. (10)	First lien senior secured loan	9.18%	SOFR (M)	4.75%		10/2030		15,652.1	15,480.8	15,652.1	(2)(5)(7)(12)
Gen II Fund Services, LLC	First lien senior secured loan	6.97%	SOFR (S)	2.75%		11/2031		59,072.4	59,223.7	59,072.4	(2)
GTCR F Buyer Corp. and GTCR (D) Investors LP (10)(11)	First lien senior secured loan	9.30%	SOFR (Q)	5.00%		09/2030		14,375.0	14,141.6	14,375.0	(2)(7)(12)
	Limited partnership interests				09/2023		78,677		79.3	144.5	(2)(12)
									14,220.9	14,519.5
Harbourvest Global Private Equity Limited (10)	Private asset-backed investment	7.82%	SOFR (Q)	3.50%		06/2029		30,929.2	30,162.9	30,929.2	(12)
HighTower Holding, LLC	First lien senior secured loan	7.26%	SOFR (Q)	3.00%		02/2032		55,199.2	55,222.4	55,015.4	(2)(5)
Isthmus Capital LLC	Private asset-backed investment	9.50%				06/2030		1,290.8	1,279.4	1,290.8	(5)(12)
	Private asset-backed investment							—	—	21.4	(5)(12)
									1,279.4	1,312.2
Mai Capital Management Intermediate LLC (10)	First lien senior secured revolving loan	9.06%	SOFR (M)	4.75%		08/2031		423.3	405.7	423.3	(2)(5)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		08/2031		9,021.3	8,937.9	9,021.3	(2)(5)(7)(12)
									9,343.6	9,444.6
Mariner Wealth Advisors, LLC	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		08/2028		10,434.9	10,434.9	10,456.6	(2)(7)
	First lien senior secured loan	6.83%	SOFR (Q)	2.50%		12/2030		5,959.6	5,944.7	5,972.0	(7)
									16,379.6	16,428.6
Mars Downstop Loan Purchaser Trust	Private asset-backed investment	11.00%						29,990.3	15,672.1	15,678.7	(5)(12)
Medlar Bidco Limited (10)	First lien senior secured loan	7.15%	Euribor (S)	5.00%		05/2032		40,482.1	38,392.8	39,874.9	(2)(5)(12)
	First lien senior secured loan	9.46%	SONIA (S)	5.00%		05/2032		33,087.9	31,674.0	32,591.6	(2)(5)(12)
									70,066.8	72,466.5
Mercury Borrower, Inc.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		08/2028		57,101.8	56,993.4	57,161.2	(2)(7)
Monroe Capital Income Plus Corporation	Corporate bond	9.42%				11/2028		10,000.0	10,000.0	10,866.1	(2)(5)(12)
MSD Investment Corp.	Corporate bond	7.30%				05/2028		25,000.0	25,000.0	24,897.9	(2)(5)(12)
Osttra Group Ltd.	First lien senior secured loan	7.67%	SOFR (Q)	3.50%		05/2032		26,897.2	26,837.7	26,977.9
Parexel International Inc.	First lien senior secured loan	6.83%	SOFR (M)	2.50%		11/2028		42,038.1	41,916.2	42,035.1	(2)(7)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (10)(11)	First lien senior secured loan	9.43%	SOFR (M)	5.00%		05/2029		26,749.5	26,414.5	26,749.5	(2)(5)(7)(12)
	Limited partnership interests				09/2023		96,046		96.4	130.0	(5)(12)
									26,510.9	26,879.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (10)	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		08/2029		11,316.2	11,107.1	11,316.2	(2)(5)(7)(12)
	Preferred units				07/2023		1,333,333		1,315.5	1,649.1	(5)(12)
									12,422.6	12,965.3
PCS MidCo, Inc. and PCS Parent, L.P. (10)	First lien senior secured revolving loan	10.05%	SOFR (Q)	5.75%		03/2030		102.3	81.1	102.3	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	10.05%	SOFR (Q)	5.75%		03/2030		11,769.1	11,583.7	11,769.1	(2)(7)(12)
	Class A units				03/2024		806,000		806.0	780.8	(2)(12)
									12,470.8	12,652.2
RFS Opco LLC (10)	First lien senior secured loan	9.04%	SOFR (Q)	4.75%		04/2031		49,662.5	49,289.9	49,662.5	(2)(5)(7)(12)
RWA Wealth Partners, LLC (10)	First lien senior secured revolving loan	9.06%	SOFR (Q)	4.75%		11/2030		275.0	259.3	275.0	(2)(5)(7)(12)
	First lien senior secured loan	9.07%	SOFR (Q)	4.75%		11/2030		8,119.7	8,022.4	8,119.7	(2)(5)(7)(12)
									8,281.7	8,394.7
Shift4 Payments, LLC	First lien senior secured loan	7.06%	SOFR (Q)	2.75%		05/2032		11,495.0	11,466.3	11,584.8	(5)
Stepstone Group MidCo 2 GmbH, The	First lien senior secured loan	8.67%	SOFR (S)	4.50%		12/2031		1,391.3	1,377.4	1,337.9	(5)
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		10/2028		4,843.1	4,713.1	4,757.2	(2)(5)(7)(12)
Sunbit Receivables Trust IV (10)	Private asset-backed investment	11.33%	SOFR (M)	7.00%		04/2029		1,638.0	1,618.5	1,617.5	(7)(12)
The Edelman Financial Center, LLC	First lien senior secured loan	7.33%	SOFR (M)	3.00%		04/2028		52,769.1	52,760.1	52,791.2	(2)(5)
	Second lien senior secured loan	9.58%	SOFR (M)	5.25%		10/2028		52,500.0	52,400.4	52,565.6	(2)(5)
									105,160.5	105,356.8
TI VI Holdings 1, L.P. (11)	Preferred shares	9.31%			06/2025		3,075		3,013.1	3,009.5	(5)(12)
TK Elevator Midco GmbH	First lien senior secured loan	5.85%	Euribor (S)	3.25%		04/2030		4,710.0	4,514.6	4,688.1	(2)(5)
TPG IX Cardiff Debt HoldCo I, LLC, TPG IX Cardiff Debt Holdco II, LLC, TPG IX Cardiff CI I, L.P., and TPG IX Cardiff CI II, L.P.	First lien senior secured loan	10.28%	SOFR (Q)	6.00%		01/2033		9,587.9	9,325.0	9,587.9	(2)(5)(7)(12)
	Limited partnership interest				11/2024		4,814,025		4,850.1	5,294.8	(2)(5)(12)
									14,175.1	14,882.7
Trinity Capital Inc	Corporate bond	7.54%				10/2027		29,700.0	29,700.0	29,805.9	(2)(5)(12)
Wellington-Altus Financial Inc. (10)(11)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(5)(8)(12)
	First lien senior secured loan	7.99%	CORRA (Q)	5.00%		08/2030		834.8	820.2	834.8	(2)(5)(7)(12)
	Common stock				08/2024		49,524		1,664.6	2,204.9	(2)(5)(12)
									2,484.8	3,039.7
Zelis Cost Management Buyer, Inc.	First lien senior secured loan	7.08%	SOFR (M)	2.75%		09/2029		2,943.0	2,937.0	2,921.3	(2)
Zelis Payments Buyer, Inc.	First lien senior secured loan	7.58%	SOFR (M)	3.25%		11/2031		54,093.9	53,884.0	53,748.3	(2)

									973,320.2	992,452.5		11.78%
Sports, Media and Entertainment
22 HoldCo Limited	Senior subordinated loan	12.16% PIK	SONIA (S)	7.50%		08/2033		25,193.1	22,927.9	25,193.1	(2)(5)(7)(12)
3 Step Sports LLC (10)	First lien senior secured revolving loan	12.32%	SOFR (M)	8.00%		10/2028		1,578.9	1,524.1	1,473.7	(2)(7)(12)
	First lien senior secured loan	12.30% (1.50% PIK)	SOFR (Q)	8.00%		10/2029		16,599.4	15,859.0	15,195.4	(2)(7)(12)
									17,383.1	16,669.1
Bad Vibes Forever, LLC and Bad Vibes Forever Publishing, LLC	First lien senior secured loan	9.68%	SOFR (S)	5.50%		06/2032		18,667.1	18,387.6	18,387.1	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		5,851.3	6,115.9	(5)(12)
Coral-US Co-Borrower LLC	First lien senior secured loan	7.51%	SOFR (Q)	3.25%		02/2032		2,845.0	2,815.2	2,810.3	(2)(5)
Creative Artists Agency, LLC	First lien senior secured loan	7.08%	SOFR (M)	2.75%		10/2031		53,764.8	53,817.2	53,898.6	(2)
Dundee Eros, LP	Limited partnership interest				11/2024		4,859,032		4,859.0	5,106.2	(2)(12)
Fever Labs, Inc. (10)	First lien senior secured revolving loan	11.00%				11/2028		12,246.5	12,055.8	12,246.5	(2)(12)
	First lien senior secured loan	11.00%				11/2028		25,045.4	23,069.0	25,045.4	(2)(12)
	Series B redeemable preferred stock	13.50% PIK			06/2025		11,786		11,612.4	11,520.8	(2)(12)
	Series E-5 Convertible Shares				08/2024		318,631		1,381.9	1,734.2	(2)(12)
	Warrant to purchase common stock				06/2025	06/2035	235,740		—	—	(12)
									48,119.1	50,546.9
FinEquity Holdings, LLC	Class A common interest				12/2024		20		139,469.6	141,559.3	(12)
	Class A common interest				12/2024		20		4,067.9	4,128.8	(12)
	Class A common interest				12/2024		20		1,003.3	1,018.4	(12)
									144,540.8	146,706.5
Formula One Management Limited	First lien senior secured loan	7.80%	SOFR (M)	3.50%		09/2031		10,977.8	10,977.0	10,980.5	(5)(7)
Global Music Rights, LLC (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		12/2031		136,354.2	134,159.6	136,354.2	(2)(7)(12)
GSM Rights Fund II LP (11)	Class B Interest				03/2025	03/2031	2,058,315		2,058.3	2,058.3	(5)(12)
League One Volleyball Clubs, LLC and League One Volleyball, Inc. (10)	First lien senior secured loan	10.83%	SOFR (Q)	6.50%		01/2030		0.5	0.5	0.5	(2)(7)(12)
	First lien senior secured loan	13.00%	Base Rate (Q)	5.50%		01/2030		0.1	0.1	0.1	(2)(7)(12)
	Series B preferred stock				07/2023		194		1.0	2.3	(2)(12)
	Series C preferred stock				09/2024		67		0.6	0.7	(2)(12)
	Warrant to purchase common stock				01/2025	01/2030	8		—	—	(12)
									2.2	3.6
Legends Hospitality Holding Company, LLC and Stadium Coinvest (B)-III, L.P. (10)	First lien senior secured revolving loan	9.32%	SOFR (M)	5.00%		08/2030		1,280.9	1,226.0	1,280.9	(2)(7)(12)
	First lien senior secured loan	9.82% (2.75% PIK)	SOFR (Q)	5.50%		08/2031		27,654.8	27,179.6	27,654.8	(2)(7)(12)
	Limited partnership interest				02/2025		2,977,000		3,011.2	3,492.2	(2)(12)
									31,416.8	32,427.9
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	15,000.0	(2)(5)(12)
NEP Group, Inc.	First lien senior secured loan	9.34% (1.50% PIK)	SOFR (Q)	4.75%		08/2026		24,464.9	23,598.2	22,492.5	(2)
	First lien senior secured loan	10.07% (1.50% PIK)	SOFR (Q)	5.50%		08/2026		20,320.0	19,591.5	18,389.6	(2)(7)
									43,189.7	40,882.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Orange Barrel Media, LLC/IKE Smart City, LLC (10)	Private asset-backed investment	10.08%	SOFR (M)	5.75%		03/2027		2,852.0	2,831.9	2,852.0	(2)(7)(12)
	Private asset-backed investment	10.08%	SOFR (M)	5.75%		10/2027		2,597.0	2,566.4	2,597.0	(2)(7)(12)
									5,398.3	5,449.0
Quartz Holding Company	First lien senior secured loan	7.58%	SOFR (M)	3.25%		10/2028		7,044.1	7,027.2	7,000.0	(2)(7)
Sandlot Action Sports, LLC	Common units				05/2024		3,384		25.0	10.8	(12)
South Florida Motorsports, LLC	Class A common interest				12/2024		20		4,225.0	4,224.5	(12)
United Talent Agency LLC	First lien senior secured loan	7.77%	SOFR (Q)	3.50%		06/2032		11,895.9	11,870.2	11,910.8	(2)
Voldex Entertainment Limited	First lien senior secured loan	11.55%	SOFR (Q)	7.25%		01/2029		23.4	23.0	22.9	(2)(5)(12)
Wasserman Media Group, LLC	First lien senior secured loan	9.32%	SOFR (S)	5.00%		06/2032		5,000.0	4,975.0	5,000.0	(2)(12)
WideOpenWest Finance, LLC	First lien senior secured loan	11.50%	SOFR (Q)	7.00%		12/2028		5,074.9	5,116.4	5,189.1	(2)(5)(7)
WRE Sports Investments LLC (10)	First lien senior secured loan	11.00% (5.50% PIK)				07/2031		36,184.1	35,461.7	36,184.1	(2)(12)
Zuffa Guarantor LLC	First lien senior secured loan	6.57%	SOFR (Q)	2.25%		11/2031		37,337.3	37,305.7	37,459.7	(2)(5)

									661,932.3	675,591.2		8.02%
Pharmaceuticals, Biotechnology and Life Sciences
1261229 B.C. LTD.	First lien senior secured loan	10.56%	SOFR (M)	6.25%		10/2030		49,000.0	47,617.6	47,154.7	(2)(5)
	First lien senior secured notes	10.00%				04/2032		13,500.0	13,500.0	13,621.5	(2)(5)
									61,117.6	60,776.2
ADMA Biologics Inc. (10)	First lien senior secured revolving loan	8.05%	SOFR (Q)	3.75%		12/2027		1.0	1.0	1.0	(2)(5)(7)(12)
	First lien senior secured loan	10.81%	SOFR (Q)	6.50%		12/2027		172.3	169.7	172.3	(2)(5)(7)(12)
									170.7	173.3
Alcami Corporation (10)	First lien senior secured loan	11.48%	SOFR (Q)	7.00%		12/2028		4,301.7	4,164.7	4,301.7	(2)(7)(12)
Bamboo US BidCo LLC (10)	First lien senior secured revolving loan					10/2029		—	—	—	(2)(8)(12)
	First lien senior secured loan	9.53%	SOFR (Q)	5.25%		09/2030		15,069.7	14,754.9	15,069.7	(2)(7)(12)
	First lien senior secured loan	7.44%	Euribor (Q)	5.25%		09/2030		9,396.6	8,330.6	9,396.6	(2)(7)(12)
									23,085.5	24,466.3
Cambrex Corporation (10)	First lien senior secured loan	9.08%	SOFR (M)	4.75%		03/2032		121,493.9	120,334.5	120,886.4	(2)(7)(12)
Creek Parent, Inc. and Creek Feeder, L.P. (10)	First lien senior secured loan	9.57%	SOFR (M)	5.25%		12/2031		123,515.6	121,518.9	123,515.6	(2)(7)(12)
	Limited partnership interest				12/2024		4,209,000		4,209.0	5,468.9	(2)(12)
									125,727.9	128,984.5
Curium BidCo S.a r.l.	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		07/2029		13,637.0	13,678.0	13,654.1	(2)(5)
Grifols Worldwide Operations USA, Inc.	First lien senior secured loan	6.48%	SOFR (Q)	2.00%		11/2027		57,329.1	56,767.9	57,122.1	(2)(5)
Gula Buyer Inc. and Gula Co-Invest II, L.P.	First lien senior secured loan	9.32%	SOFR (M)	5.00%		10/2031		149,625.0	147,930.7	149,625.0	(2)(7)(12)
	Common units				03/2025		538		560.6	538.2	(2)(12)
									148,491.3	150,163.2
Igea Bidco S.p.A. (10)	First lien senior secured notes	9.69%				09/2031		3,650.8	3,884.8	4,298.8	(2)(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Solar Bidco Limited (10)	First lien senior secured loan	7.98%	Euribor (Q)	6.00%		11/2029		4,071.6	3,596.6	4,079.0	(2)(5)(7)(12)
WCG Purchaser Corp.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		02/2032		19,250.0	19,158.3	19,015.2	(2)(7)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (10)	First lien senior secured loan	10.51%	SOFR (Q)	6.25%		11/2030		4,391.9	4,307.7	4,391.9	(2)(7)(12)
	Limited partnership interest				11/2023		731,000		731.6	731.0	(2)(12)
									5,039.3	5,122.9

									585,217.1	593,043.7		7.04%
Independent Power and Renewable Electricity Producers
Alpha Generation LLC	First lien senior secured loan	6.33%	SOFR (M)	2.00%		09/2031		4,594.3	4,593.4	4,584.7	(2)
BNZ TopCo B.V. (10)	Senior subordinated loan	8.25%	Euribor (Q)	6.25%		10/2030		13,533.9	11,470.7	12,805.2	(2)(5)(7)(12)
Calpine Corp	First lien senior secured loan	6.33%	SOFR (M)	2.00%		07/2030		18,056.8	18,052.7	18,045.3	(2)
	First lien senior secured loan	6.08%	SOFR (M)	1.75%		02/2032		5,019.2	5,013.2	5,016.9	(2)
	First lien senior secured loan	6.08%	SOFR (M)	1.75%		01/2031		2,976.9	2,973.3	2,974.6	(2)
									26,039.2	26,036.8
Cornerstone Generation, LLC	First lien senior secured loan	7.57%	SOFR (M)	3.25%		10/2031		4,393.8	4,398.8	4,413.9
Dino BidCo S.p.A.	Senior subordinated loan	5.96%	Euribor (Q)	3.50%		03/2032		321,428.6	330,187.9	370,912.5	(5)(12)(14)
EFS Cogen Holdings I LLC	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		10/2031		8,476.8	8,496.3	8,503.3	(2)(7)
Finco Utilitas BV	First lien senior secured loan	5.65%	Euribor (Q)	3.50%		09/2030		10,802.8	10,420.2	10,795.1	(5)
Hamilton Projects Acquiror, LLC	First lien senior secured loan	6.82%	SOFR (Q)	2.50%		05/2031		6,000.0	5,985.0	6,017.5
	First lien senior secured loan	7.33%	SOFR (M)	3.00%		05/2031		1,951.0	1,951.0	1,956.7	(2)(7)
									7,936.0	7,974.2
Lightstone Holdco LLC	First lien senior secured loan	10.03%	SOFR (Q)	5.75%		01/2027		49,352.0	49,503.8	49,292.8	(2)(7)
South Field Energy LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		08/2031		0.5	0.5	0.5	(2)
Watt Holdco Limited (10)	First lien senior secured loan	7.28%	Euribor (Q)	5.25%		09/2031		3,155.7	2,896.6	3,155.7	(2)(5)(7)(12)
	First lien senior secured loan	9.46%	SONIA (Q)	5.25%		09/2031		1,554.3	1,426.7	1,554.3	(2)(5)(7)(12)
									4,323.3	4,710.0

									457,370.1	500,029.0		5.94%
Materials
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC (10)	First lien senior secured revolving loan	9.41%	SOFR (Q)	5.00%		08/2028		0.7	0.7	0.7	(2)(7)(9)(12)
	First lien senior secured loan	9.90% PIK	SOFR (Q)	5.50%		02/2030		1,152.1	1,151.9	1,152.1	(2)(7)(12)
	First lien senior secured loan	12.00% PIK	Base Rate (Q)	4.50%		02/2030		36.6	36.5	36.6	(2)(7)(12)
	Common units				02/2025		24,390		1,600.5	1,010.0	(2)(12)
									2,789.6	2,199.4
Ahlstrom-Munksjo Holding 3 Oy	First lien senior secured loan	8.55%	SOFR (Q)	4.25%		05/2030		6,270.0	6,176.0	6,246.5	(5)(7)(12)
AP Adhesives Holdings, LLC (10)	First lien senior secured revolving loan	9.07%	SOFR (M)	4.75%		04/2031		209.8	159.3	157.4	(2)(7)(12)
	First lien senior secured loan	8.80%	SOFR (S)	4.75%		04/2032		30,284.1	29,990.9	29,981.3	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									30,150.2	30,138.7
Berlin Packaging L.L.C.	First lien senior secured loan	7.82%	SOFR (M)	3.50%		06/2031		2,993.2	3,004.8	3,003.0	(2)
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		07/2032		44,616.7	44,170.6	44,170.6	(2)(7)(12)
	First lien senior secured loan	6.73%	Euribor (S)	4.75%		07/2032		8,824.3	8,736.0	8,736.0	(2)(7)(12)
	Limited partnership interest				06/2025		1,873,000		1,879.4	1,873.0	(2)(12)
									54,786.0	54,779.6
BW Holding, Inc.	First lien senior secured loan	8.48%	SOFR (Q)	4.00%		12/2028		16,894.1	15,504.1	12,019.0	(2)(7)
Charter Next Generation, Inc.	First lien senior secured loan	7.06%	SOFR (M)	2.75%		11/2030		48,638.0	48,696.8	48,790.2	(2)(7)
Enviva Inc.	First lien senior secured loan	12.82%	SOFR (Q)	8.50%		08/2029		11,263.1	11,403.8	11,298.3	(7)
Flexsys Cayman Holdings, LP	First lien senior secured loan	10.58%	SOFR (Q)	6.25%		08/2029		6,123.1	5,740.2	5,755.7	(2)(7)
	First lien senior secured loan	9.69%	SOFR (M)	5.25%		08/2029		8,306.3	7,678.5	4,205.1	(2)
									13,418.7	9,960.8
Meyer Laboratory, LLC and Meyer Parent, LLC (10)	First lien senior secured revolving loan	12.25%	Base Rate (Q)	4.75%		02/2030		1,173.2	1,147.1	1,139.7	(2)(7)(12)
	First lien senior secured loan	10.08%	SOFR (M)	5.75%		02/2030		11,598.4	11,419.3	11,334.6	(2)(7)(12)
	Common units				02/2024		169,000		169.0	116.9	(12)
									12,735.4	12,591.2
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP (10)(11)	First lien senior secured revolving loan	8.05%	SOFR (Q)	3.75%		03/2031		1,599.9	1,567.5	1,566.0	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		03/2031		23,332.6	23,054.2	23,216.0	(2)(7)(12)
	Limited partnership interest				03/2025		781,332		783.7	845.6	(2)(12)
									25,405.4	25,627.6
Pregis TopCo LLC	First lien senior secured loan	8.33%	SOFR (M)	4.00%		02/2029		31,412.1	31,426.3	31,474.9	(2)
Ranpak Corp.	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		12/2031		5,699.8	5,646.6	5,699.8	(2)(5)(12)
Reagent Chemical & Research, LLC (10)	First lien senior secured revolving loan					04/2030		—	—	—	(2)(8)(12)
	First lien senior secured loan	9.58%	SOFR (M)	5.25%		04/2031		45,956.8	45,191.0	45,956.8	(2)(7)(12)
									45,191.0	45,956.8
Trident TPI Holdings, Inc.	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		09/2028		44,870.5	44,871.0	44,023.8	(2)(7)
USALCO, LLC (10)	First lien senior secured loan	8.33%	SOFR (M)	4.00%		09/2031		25,528.4	25,502.8	25,641.7	(2)(7)

									376,708.5	369,451.3		4.39%
Consumer Distribution and Retail
BGI Purchaser, Inc. (10)	First lien senior secured revolving loan	8.33%	SOFR (Q)	4.00%		05/2030		12,321.8	12,098.4	12,321.8	(2)(7)(12)
	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		05/2031		34,182.2	33,779.1	34,182.2	(2)(7)(12)
									45,877.5	46,504.0
BR PJK Produce, LLC	First lien senior secured loan	10.71%	SOFR (Q)	6.25%		11/2027		3,139.8	3,107.4	3,139.8	(2)(7)(12)
BradyPlus Holdings, LLC (10)	First lien senior secured loan	9.28%	SOFR (Q)	5.00%		10/2029		31,432.5	31,008.0	31,432.5	(2)(7)(12)
City Line Distributors LLC and City Line Investments LLC (10)	First lien senior secured loan	10.55%	SOFR (Q)	6.00%		08/2028		2,753.2	2,709.2	2,753.2	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Class A units	8.00% PIK			08/2023		120,151		137.9	137.0	(2)(12)
									2,847.1	2,890.2
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (10)	First lien senior secured revolving loan	8.82%	SOFR (M)	4.50%		11/2029		0.6	0.6	0.6	(2)(7)(12)
	First lien senior secured loan	10.32%	SOFR (M)	6.00%		11/2029		4,613.9	4,556.2	4,613.9	(2)(7)(12)
	Limited partnership interest				11/2023		3,544,000		3,827.5	3,841.7	(2)(12)
									8,384.3	8,456.2
LS Group Opco Acquisition LLC	First lien senior secured loan	6.83%	SOFR (M)	2.50%		04/2031		14,353.6	14,337.7	14,326.7	(2)
Madison Safety & Flow LLC	First lien senior secured loan	7.08%	SOFR (M)	2.75%		09/2031		21,545.0	21,507.1	21,571.9	(2)
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	First lien senior secured loan	7.33%	SOFR (Q)	3.00%		05/2028		49,695.5	49,098.1	49,640.3	(2)(7)
Mountaineer Merger Corporation (10)	First lien senior secured revolving loan	9.28%	SOFR (Q)	5.00%		10/2027		4,642.0	4,504.7	4,079.3	(2)(12)
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (10)	First lien senior secured revolving loan	10.16%	SOFR (M)	5.75%		05/2029		466.4	429.5	466.4	(2)(7)(12)
	First lien senior secured loan	10.67%	SOFR (M)	6.25%		05/2029		9,284.2	9,104.1	9,284.2	(2)(7)(12)
	First lien senior secured loan	10.07%	SOFR (M)	5.75%		05/2031		2,355.0	2,319.8	2,355.0	(2)(7)(12)
	First lien senior secured loan	10.16%	SOFR (M)	5.75%		05/2029		425.7	349.9	425.7	(2)(7)(12)
	Class B limited liability company interest				05/2023		0.04%		100.0	92.5	(2)(12)
									12,303.3	12,623.8
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc. (10)	First lien senior secured loan	9.33%	SOFR (M)	5.00%		05/2030		46,840.3	45,829.2	46,840.3	(2)(5)(7)(12)
	Class B common stock	8.00% PIK			05/2024		2,158		2,345.7	4,487.4	(2)(5)(12)
									48,174.9	51,327.7
Royal Borrower, LLC and Royal Parent, LP (10)	First lien senior secured revolving loan					07/2030		—	—	—	(2)(8)(12)
	First lien senior secured loan	9.56%	SOFR (M)	5.25%		07/2030		18,511.8	18,280.3	18,511.8	(2)(7)(12)
	Class A preferred units	10.00% PIK			07/2024		2,124,000		2,343.6	2,175.3	(12)
									20,623.9	20,687.1
SCIH Salt Holdings Inc.	First lien senior secured loan	7.29%	SOFR (M)	3.00%		01/2029		76,215.7	76,114.9	76,183.7	(2)(7)
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (10)(11)	First lien senior secured loan	11.97% (5.25% PIK)	SOFR (S)	7.75%		01/2029		7,761.4	7,625.2	7,373.4	(2)(7)(12)
	Common units				01/2023		50,000		50.3	—	(12)
									7675.5	7373.4

									345,564.4	350,236.6		4.16%
Food and Beverage
Badia Spices, LLC (10)	First lien senior secured loan	8.63%	SOFR (S)	4.50%		11/2030		128,250.0	126,237.8	126,005.6	(2)(7)(12)
Chobani, LLC	First lien senior secured loan	6.83%	SOFR (M)	2.50%		10/2027		32,376.0	32,394.3	32,450.2	(2)
Demakes Enterprises, LLC	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		12/2029		11,531.7	11,317.1	11,531.7	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Forward Keystone Holdings, LP (10)	Senior subordinated loan	15.00% (8.00% PIK)				03/2029		22,588.6	21,894.5	21,828.2	(2)(12)
	Common units				03/2025		3,532,000		3,532.0	3,532.0	(2)(12)
									25,426.5	25,360.2
RED SPV, LLC	First lien senior secured loan	6.56%	SOFR (M)	2.25%		03/2032		10,455.0	10,404.8	10,428.9	(2)(12)
Spindrift Beverage Co., Inc. and SBC Aggregator LP (10)(11)	First lien senior secured revolving loan	9.53%	SOFR (Q)	5.25%		02/2032		143.8	119.6	118.3	(2)(7)(12)
	First lien senior secured loan	9.53%	SOFR (Q)	5.25%		02/2032		10,096.6	9,976.9	10,046.1	(2)(7)(12)
	Limited partnership units				02/2025		7,249		7,249.4	8,076.2	(2)(12)
									17,345.9	18,240.6
Sugar PPC Buyer LLC (10)	First lien senior secured loan	9.51%	SOFR (S)	5.25%		10/2030		26,281.8	25,882.9	26,281.8	(2)(7)(12)
Supplying Demand, Inc. (10)	First lien senior secured revolving loan	8.32%	SOFR (Q)	4.00%		11/2027		3,622.6	3,491.1	3,622.6	(2)(7)(12)
Wilbur-Ellis Holdings II LLC (10)	First lien senior secured revolving loan	8.30%	SOFR (Q)	4.00%		06/2030		12,510.8	12,222.8	12,221.7	(7)(12)

									264,723.2	266,143.3		3.16%
Transportation
First Student Bidco Inc.	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		07/2028		80,445.0	80,538.9	80,438.6	(2)(7)
Nordic Ferry Infrastructure AS	Senior subordinated loan	9.64%	NIBOR (Q)	5.00%		11/2031		65,815.6	59,094.4	65,815.6	(2)(5)(12)
	Senior subordinated loan	7.01%	Euribor (Q)	5.00%		11/2031		65,788.2	58,003.4	65,788.2	(2)(5)(12)
									117,097.8	131,603.8
Student Transportation of America, Inc. (10)	First lien senior secured loan	8.07%	SOFR (Q)	3.75%		06/2032		13,192.7	13,140.7	13,213.2

									210,777.4	225,255.6		2.67%
Automobiles and Components
Clarios Global LP	First lien senior secured loan	6.83%	SOFR (M)	2.50%		05/2030		14,671.5	14,649.0	14,616.5	(2)
Collision SP Subco, LLC (10)	First lien senior secured loan	9.03%	SOFR (S)	4.75%		01/2030		6,598.9	6,516.8	6,598.9	(2)(7)(12)
Dynamo US Bidco Inc.	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		10/2031		13,510.7	13,514.4	13,536.1	(2)(5)
New ChurcHill HoldCo LLC and Victory Topco, LP (10)	First lien senior secured loan	9.80%	SOFR (Q)	5.50%		11/2029		25,007.3	24,712.3	25,007.3	(2)(7)(12)
	Class A-2 common units				11/2023		23,290		2,329.0	5,053.3	(2)(12)
									27,041.3	30,060.6
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP (10)	First lien senior secured loan	9.00%	SOFR (S)	4.75%		03/2031		2,063.1	2,028.2	2,018.1	(2)(7)(12)
	Limited partnership interests				03/2025		344,000		344.0	343.7	(12)
									2,372.2	2,361.8
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarience Technologies, LLC (10)	First lien senior secured loan	10.06%	SOFR (M)	5.75%		02/2032		76,747.5	75,669.5	76,747.5	(2)(7)(12)
	Class A common units				02/2024		1,072		2,636.0	3,030.6	(12)
									78,305.5	79,778.1
Wand Newco 3, Inc.	First lien senior secured loan	6.83%	SOFR (M)	2.50%		01/2031		68,487.2	68,448.1	68,136.5	(2)

									210,847.3	215,088.5		2.55%
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Energy
CPPIB OVM Member U.S. LLC	First lien senior secured loan	7.05%	SOFR (Q)	2.75%		08/2031		16,710.2	16,657.0	16,647.5	(2)
Freeport LNG investments, LLLP	First lien senior secured loan	7.53%	SOFR (Q)	3.00%		11/2026		48,318.0	48,251.8	48,116.5	(2)
	First lien senior secured loan	7.52%	SOFR (Q)	3.25%		12/2028		11,269.3	11,273.3	11,262.4	(2)(7)
									59,525.1	59,378.9
HighPeak Energy, Inc.	First lien senior secured loan	11.95%	SOFR (Q)	7.50%		09/2026		22,821.8	22,576.4	22,821.8	(2)(5)(7)(12)
Oryx Midstream Services Permian Basin LLC	First lien senior secured loan	6.57%	SOFR (M)	2.25%		10/2028		19,628.3	19,621.6	19,611.2	(2)(7)
Par Petroleum LLC / Par Petroleum Finance Corp	First lien senior secured loan	8.01%	SOFR (Q)	3.75%		02/2030		15,005.0	14,914.2	14,808.2	(2)(7)
Pasadena Performance Products, LLC	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		02/2032		36,088.5	36,056.5	36,231.4	(2)
Prairie ECI Acquiror LP	First lien senior secured loan	8.58%	SOFR (M)	4.25%		08/2029		11,429.7	11,406.3	11,490.4	(2)
TransMontaigne Operating Company L.P.	First lien senior secured loan	7.58%	SOFR (M)	3.25%		11/2028		17,465.2	17,452.6	17,520.9	(2)(7)

									198,209.7	198,510.3		2.36%
Telecommunication Services
Expereo USA, Inc. and Ristretto Bidco B.V. (10)	First lien senior secured loan	10.82% (3.50% PIK)	SOFR (Q)	6.50%		12/2030		60,013.1	59,457.0	60,013.1	(2)(5)(7)(12)
Infoblox Inc	First lien senior secured loan	7.07%	SOFR (Q)	2.75%		11/2029		30,697.1	30,527.8	30,461.3	(2)
Lumen Technologies	First lien senior secured loan	6.79%	SOFR (M)	2.35%		04/2029		34,911.0	34,596.3	34,444.3	(2)(5)(7)
	First lien senior secured loan	6.79%	SOFR (M)	2.35%		04/2030		4,987.3	4,940.5	4,919.5	(5)(7)
	First lien senior secured loan	10.33%	SOFR (M)	6.00%		06/2028		3,946.4	4,044.3	4,043.4	(2)(5)(7)
									43,581.1	43,407.2
QualityTech, LP	First lien senior secured loan	7.81%	SOFR (M)	3.50%		11/2031		8,064.2	7,990.8	8,074.2	(2)(12)
Zayo Group Holdings, Inc.	First lien senior secured loan	7.44%	SOFR (M)	3.00%		03/2027		21,802.7	20,269.4	20,695.2	(2)
	First lien senior secured loan	8.58%	SOFR (M)	4.25%		03/2027		11,160.9	10,672.4	10,698.2	(2)(7)
	First lien senior secured notes	4.00%				03/2027		4,983.0	4,673.3	4,672.8	(2)
									35,615.1	36,066.2

									177,171.8	178,022.0		2.11%
Technology Hardware and Equipment
ConnectWise, LLC	First lien senior secured loan	8.06%	SOFR (Q)	3.50%		09/2028		61,781.3	61,764.1	62,039.0	(2)(7)
Cotiviti Holdings, Inc.	First lien senior secured loan	7.07%	SOFR (M)	2.75%		03/2032		21,889.6	21,650.8	21,762.0	(2)
Emerald Debt Merger Sub LLC	First lien senior secured loan	6.83%	SOFR (M)	2.50%		08/2031		25,614.6	25,514.7	25,555.4	(2)
	First lien senior secured loan	6.83%	SOFR (Q)	2.50%		05/2030		16,841.0	16,822.1	16,817.6	(2)
									42,336.8	42,373.0
Excelitas Technologies Corp. (10)	First lien senior secured loan	9.58%	SOFR (M)	5.25%		08/2029		32,500.0	32,500.0	32,500.0	(2)(7)(12)
FL Hawk Intermediate Holdings, Inc. (10)	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		02/2030		7,813.7	7,763.5	7,813.7	(2)(7)(12)
Mirion Technologies (US Holdings), Inc.	First lien senior secured loan	6.55%	SOFR (Q)	2.25%		10/2032		6,193.2	6,194.1	6,199.9	(2)(5)

									172,209.3	172,687.6		2.05%
Consumer Durables and Apparel
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
760203 N.B. LTD. (10)	First lien senior secured revolving loan	9.57%	SOFR (M)	5.25%		12/2030		1,725.9	1,755.1	1,787.3	(2)(5)(7)(12)
	First lien senior secured revolving loan	11.75%	Base Rate (Q)	4.25%		12/2030		1,226.7	1,247.4	1,270.3	(2)(5)(7)(12)
	First lien senior secured revolving loan	8.23%	CORRA (M)	5.50%		12/2030		749.6	762.3	776.3	(2)(5)(7)(12)
	First lien senior secured loan	8.25%	CDOR (M)	5.50%		12/2030		21,403.1	19,801.6	21,189.1	(2)(5)(7)(12)
									23,566.4	25,023.0
Delta 2 (Lux) Sarl	First lien senior secured loan	6.30%	SOFR (Q)	2.00%		09/2031		21,955.5	21,954.1	21,961.0	(2)(5)(7)
Recess Holdings, Inc.	First lien senior secured loan	8.03%	SOFR (Q)	3.75%		02/2030		4,474.0	4,474.1	4,483.5	(2)(7)
St Athena Global LLC and St Athena Global Holdings Limited (10)	First lien senior secured revolving loan	9.54%	SOFR (Q)	5.25%		06/2029		1,514.2	1,461.2	1,425.5	(2)(5)(7)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		06/2030		32,121.3	31,734.2	31,478.9	(2)(5)(7)(12)
	First lien senior secured loan	9.47%	SONIA (M)	5.25%		06/2030		19,942.2	18,124.2	19,543.3	(2)(5)(7)(12)
									51,319.6	52,447.7
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	First lien senior secured loan	7.83%	SOFR (Q)	3.50%		08/2031		45,457.9	45,378.6	45,415.1	(2)

									146,692.8	149,330.3		1.77%
Household and Personal Products
Opal US LLC	First lien senior secured loan	7.44%	SOFR (S)	3.25%		04/2032		43,202.1	43,027.1	43,350.7	(2)
pH Beauty Holdings III, Inc.	First lien senior secured loan	9.27%	SOFR (S)	5.00%		09/2027		26,549.6	26,321.2	26,416.8	(2)(12)
Silk Holdings III Corp. and Silk Holdings I Corp. (10)	First lien senior secured revolving loan	8.33%	SOFR (Q)	4.00%		05/2029		4,600.7	4,508.0	4,600.7	(2)(7)(12)
	First lien senior secured loan	9.83%	SOFR (Q)	5.50%		05/2029		35,161.3	34,560.3	35,161.3	(2)(7)(12)
	Common stock				05/2023		100		100.0	206.9	(2)(12)
									39,168.3	39,968.9
TCI Buyer LLC and TCI Holdings, LP (10)	First lien senior secured loan	8.83%	SOFR (M)	4.50%		11/2030		23,125.4	22,810.8	23,125.4	(2)(7)(12)
	Common stock				11/2024		16,940		1,694.0	2,045.9	(2)(12)
									24,504.8	25,171.3
WU Holdco, Inc. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		04/2032		10,361.0	10,310.8	10,309.2	(2)(7)(12)

									143,332.2	145,216.9		1.72%
Real Estate Management and Development
Pallas Funding Trust No.2	Private asset-backed investment	11.62%	BBSY (M)	7.85%		02/2027		1,407.1	1,388.2	1,407.1	(5)(12)
	Private asset-backed investment	6.92%	BBSY (M)	3.15%		10/2027		804.0	811.4	804.0	(5)(12)
									2,199.6	2,211.1
Pallas NZ Funding Trust No. 1 (10)	Private asset-backed investment	9.90%	BBSY (M)	6.15%		07/2026		2,283.0	2,230.6	2,283.0	(5)(12)
Quintain Investments Holdings Limited (11)	Private asset-backed investment					08/2031		32,775.6	42,469.6	48,861.1	(5)(12)
	Private asset-backed investment							54.3	—	—	(5)(12)
									42,469.6	48,861.1

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									46,899.8	53,355.2		0.63%
Gas Utilities
CQP Holdco L.P.	First lien senior secured loan	6.30%	SOFR (Q)	2.00%		12/2030		8,631.8	8,650.6	8,628.6	(2)(5)(7)
WhiteWater Matterhorn Holdings, LLC	First lien senior secured loan	6.57%	SOFR (Q)	2.25%		06/2032		4,000.0	3,980.1	3,994.2	(2)

									12,630.7	12,622.8		0.15%

Total Investments									$15,824,569.3	$15,994,025.4	(13)	189.87%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$232,887		£205,230	Canadian Imperial Bank of Commerce	June 11, 2027	$(3,253)
Foreign currency forward contract	$141,089		€123,298	Canadian Imperial Bank of Commerce	July 25, 2025	(2,235)
Foreign currency forward contract	$127,414	NOK	1,327,000	Wells Fargo Bank, N.A.	July 25, 2025	(2,103)
Foreign currency forward contract	$104,285		£81,950	Canadian Imperial Bank of Commerce	August 16, 2027	(3,930)
Foreign currency forward contract	$102,914		€92,908	Wells Fargo Bank, N.A.	February 28, 2028	(5,585)
Foreign currency forward contract	$99,720		€90,000	Canadian Imperial Bank of Commerce	February 28, 2028	(5,396)
Foreign currency forward contract	$81,386		€71,198	Wells Fargo Bank, N.A.	July 25, 2025	(1,300)
Foreign currency forward contract	$80,462		€68,759	Canadian Imperial Bank of Commerce	June 11, 2027	(1,635)
Foreign currency forward contract	$62,583	CAD	86,602	Canadian Imperial Bank of Commerce	March 31, 2028	(1,385)
Foreign currency forward contract	$50,901	CAD	71,195	Canadian Imperial Bank of Commerce	March 31, 2027	(1,233)
Foreign currency forward contract	$41,536	CAD	55,789	Canadian Imperial Bank of Commerce	November 16, 2026	(86)
Foreign currency forward contract	$40,276		€36,266	Wells Fargo Bank, N.A.	March 30, 2027	(1,890)
Foreign currency forward contract	$38,524	CAD	53,255	Wells Fargo Bank, N.A.	July 25, 2025	(311)
Foreign currency forward contract	$37,777		£30,369	Wells Fargo Bank, N.A.	August 21, 2026	(1,954)
Foreign currency forward contract	$31,422		£23,600	Canadian Imperial Bank of Commerce	July 25, 2025	(478)
Foreign currency forward contract	$30,388		¥4,242,140	Canadian Imperial Bank of Commerce	January 31, 2028	(705)
Foreign currency forward contract	$28,646	CAD	39,674	Canadian Imperial Bank of Commerce	January 31, 2028	(631)
Foreign currency forward contract	$26,037		£19,545	Wells Fargo Bank, N.A.	July 25, 2025	(397)
Foreign currency forward contract	$12,330	AUD	19,036	Wells Fargo Bank, N.A.	November 17, 2026	(138)
Foreign currency forward contract	$11,370		£9,005	Canadian Imperial Bank of Commerce	March 31, 2026	(497)
Foreign currency forward contract	$9,007	CAD	12,123	Canadian Imperial Bank of Commerce	June 11, 2027	(46)
Foreign currency forward contract	$8,433		£6,695	Canadian Imperial Bank of Commerce	August 21, 2026	(378)
Foreign currency forward contract	$5,810		€5,189	Canadian Imperial Bank of Commerce	March 30, 2027	(246)
Foreign currency forward contract	$5,448		€4,911	Canadian Imperial Bank of Commerce	March 26, 2026	(215)
Foreign currency forward contract	$5,004	NOK	54,034	Canadian Imperial Bank of Commerce	March 31, 2026	(180)
Foreign currency forward contract	$4,886		€4,358	Canadian Imperial Bank of Commerce	May 22, 2026	(166)
Foreign currency forward contract	$4,507	NZD	7,483	Canadian Imperial Bank of Commerce	July 17, 2026	(47)
Foreign currency forward contract	$4,464		€3,926	Wells Fargo Bank, N.A.	July 17, 2025	(83)
Foreign currency forward contract	$3,913		€3,473	Canadian Imperial Bank of Commerce	March 27, 2028	(178)
Foreign currency forward contract	$3,811		€3,473	Canadian Imperial Bank of Commerce	March 27, 2026	(173)
Foreign currency forward contract	$3,626		€3,268	Wells Fargo Bank, N.A.	December 17, 2027	(189)
Foreign currency forward contract	$3,561		€3,268	Wells Fargo Bank, N.A.	December 17, 2026	(198)
Foreign currency forward contract	$2,779	AUD	4,193	Canadian Imperial Bank of Commerce	February 18, 2026	2
Foreign currency forward contract	$2,588	AUD	3,918	Canadian Imperial Bank of Commerce	September 30, 2026	(3)
Foreign currency forward contract	$2,035	CAD	2,782	Wells Fargo Bank, N.A.	November 16, 2026	(23)
Foreign currency forward contract	$1,747	GBP	1,440	Wells Fargo Bank, N.A.	March 31, 2026	(115)
Foreign currency forward contract	$1,745		€1,634	Wells Fargo Bank, N.A.	December 17, 2025	(101)
Foreign currency forward contract	$1,239		£960	Wells Fargo Bank, N.A.	November 02, 2026	(39)
Foreign currency forward contract	$275	CAD	378	Canadian Imperial Bank of Commerce	July 25, 2025	(1)
Foreign currency forward contract	$162		€146	Canadian Imperial Bank of Commerce	March 31, 2026	(6)
Foreign currency forward contract	$100		€90	Canadian Imperial Bank of Commerce	September 30, 2025	(4)
Foreign currency forward contract	$99		€88	Canadian Imperial Bank of Commerce	December 29, 2025	(4)
Foreign currency forward contract	$71	NZD	117	Canadian Imperial Bank of Commerce	July 17, 2025	—
Foreign currency forward contract	$66	NZD	108	Canadian Imperial Bank of Commerce	October 17, 2025	—
Foreign currency forward contract	$65	NZD	106	Canadian Imperial Bank of Commerce	January 20, 2026	—
Foreign currency forward contract	$64	NZD	105	Canadian Imperial Bank of Commerce	April 17, 2026	—
Foreign currency forward contract	$53		€45	Canadian Imperial Bank of Commerce	July 03, 2025	—
Total						$(37,535)
See accompanying notes to consolidated financial statements.

Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6490%	Wells Fargo Bank, N.A.	03/15/2028	$1,000,000	$14,886	$—	$5,459
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	Wells Fargo Bank, N.A.	09/09/2028	600,000	4,292	—	4,292
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	Wells Fargo Bank, N.A.	08/15/2029	700,000	17,932	—	6,001
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	Wells Fargo Bank, N.A.	02/15/2030	750,000	(6,106)	—	8,151
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	Wells Fargo Bank, N.A.	09/09/2030	500,000	5,852	—	5,852
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	Wells Fargo Bank, N.A.	03/21/2032	750,000	35,167	—	7,213
Total						$4,300,000	$72,023	$—	$36,968
________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of June 30, 2025 represented 190% of the Fund’s net assets or 95% of the Fund’s total assets, may be subject to legal restrictions on sales.

(2)These assets are pledged as collateral under the Fund’s or the Fund’s consolidated subsidiaries’ various revolving credit facilities and debt securitizations and, as a result, are not directly available to the creditors of the Fund to satisfy any obligations of the Fund other than the obligations under each of the respective facilities and debt securitizations (see Note 5).

(3)Investments without an interest rate are non-income producing.

(4)As defined in the Investment Company Act, the Fund is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2025 in which the issuer was an Affiliated Person of the Fund (but not a portfolio company that the Fund is deemed to Control) are as follows:

For the Six Months Ended June 30, 2025									As of June 30, 2025
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	$3,601.0	$94.7	$312.8	$1,971.1	$—	$71.4	$2.4	$1,329.8	$56,148.4
OPH NEP Investment, LLC	4,350.9	—	—	2,005.7	—	—	—	(164.6)	40,661.8
	$7,951.9	$94.7	$312.8	$3,976.8	$—	$71.4	$2.4	$1,165.2	$96,810.2

(5)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 24% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of June 30, 2025.

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

(8)As of June 30, 2025, no amounts were funded by the Fund under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

See accompanying notes to consolidated financial statements.

(9)As of June 30, 2025, in addition to the amounts funded by the Fund under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(10)As of June 30, 2025, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
15484880 Canada Inc. and 15484910 Canada Inc.	$12,398.0	$(248.5)	$12,149.5	$—	$—	$12,149.5
3 Step Sports LLC	13,584.9	(1,579.0)	12,005.9	—	(12,005.9)	—
760203 N.B. LTD.	4,497.5	(3,702.0)	795.5	—	—	795.5
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	950.2	—	950.2	—	—	950.2
Accommodations Plus Technologies LLC	445.1	—	445.1	—	—	445.1
ACP Avenu Midco LLC	12,009.7	—	12,009.7	—	—	12,009.7
Actfy Buyer, Inc.	11,739.1	—	11,739.1	—	—	11,739.1
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
ADMA Biologics Inc.	1.0	(1.0)	—	—	—	—
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC	195.9	(0.8)	195.1	—	—	195.1
Adonis Bidco Inc.	38,724.4	—	38,724.4	—	—	38,724.4
Aduro Advisors, LLC	11,758.3	—	11,758.3	—	—	11,758.3
Aerin Medical Inc.	7,022.1	—	7,022.1	—	—	7,022.1
AI Titan Parent, Inc.	17,304.7	—	17,304.7	—	—	17,304.7
Airx Climate Solutions, Inc.	14,342.0	—	14,342.0	—	—	14,342.0
Alcami Corporation	547.9	—	547.9	—	—	547.9
Aldinger Company Inc	7,987.7	(600.4)	7,387.3	—	—	7,387.3
AMCP Clean Acquisition Company, LLC	1,674.8	—	1,674.8	—	—	1,674.8
AP Adhesives Holdings, LLC	15,340.2	(209.8)	15,130.4	—	—	15,130.4
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	2,039.6	—	2,039.6	—	—	2,039.6
Aptean, Inc. and Aptean Acquiror Inc.	9,539.7	—	9,539.7	—	—	9,539.7
Artifact Bidco, Inc.	10,426.1	—	10,426.1	—	—	10,426.1
Artivion, Inc.	18,115.7	(1,983.0)	16,132.7	—	—	16,132.7
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	(1,032.1)	2,408.3	—	—	2,408.3
Badia Spices, LLC	21,428.6	—	21,428.6	—	—	21,428.6
Bamboo US BidCo LLC	8,200.8	(0.7)	8,200.1	—	—	8,200.1
BCPE Pequod Buyer, Inc.	8,673.6	—	8,673.6	—	—	8,673.6
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc.	11,525.4	—	11,525.4	—	—	11,525.4
BGI Purchaser, Inc.	33,329.5	(12,321.8)	21,007.7	—	—	21,007.7
BGIF IV Fearless Utility Services, Inc.	22,688.7	—	22,688.7	—	—	22,688.7
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC	9,943.6	—	9,943.6	—	—	9,943.6
BNZ TopCo B.V.	22,899.7	—	22,899.7	—	—	22,899.7
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
BradyPlus Holdings, LLC	617.2	—	617.2	—	—	617.2
BrightStar Group Holdings, Inc.	3,766.9	(188.3)	3,578.6	—	—	3,578.6
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP	22,933.6	—	22,933.6	—	—	22,933.6
Bumble Bidco Limited	3,428.9	—	3,428.9	—	—	3,428.9
BVI Medical, Inc. and BVI Group Limited	16,900.0	—	16,900.0	—	—	16,900.0
Cambrex Corporation	34,000.1	—	34,000.1	—	—	34,000.1
Cannon Bridge Designated Activity Company	7,121.4	(2,447.6)	4,673.8	—	—	4,673.8
CBTS Borrower, LLC and CBTS TopCo, L.P.	1,900.0	—	1,900.0	—	—	1,900.0
Celnor Group Limited	620.4	—	620.4	—	—	620.4
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	4,310.3	—	4,310.3	—	—	4,310.3
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Cezanne Bidco	6,486.7	—	6,486.7	—	—	6,486.7
Chillaton Bidco Limited	2,793.6	—	2,793.6	—	—	2,793.6
Citrin Cooperman Advisors LLC	622.9	—	622.9	—	—	622.9
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Clearstead Advisors, LLC	626.4	(279.8)	346.6	—	—	346.6
Cohnreznick Advisory LLC	2,255.6	—	2,255.6	—	—	2,255.6
Collision SP Subco, LLC	4,120.3	—	4,120.3	—	—	4,120.3
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Cradle Lux Bidco S.A.R.L.	4,461.7	—	4,461.7	—	—	4,461.7
Creek Parent, Inc. and Creek Feeder, L.P.	21,965.8	—	21,965.8	—	—	21,965.8
Databricks, Inc.	12.2	—	12.2	—	—	12.2
Davidson Hotel Company LLC	3,365.3	—	3,365.3	—	—	3,365.3
Dedomena Bidco Limited	403.4	—	403.4	—	—	403.4
Diamond Mezzanine 24 LLC	6,301.3	—	6,301.3	—	—	6,301.3
Diligent Corporation	12,896.5	(440.4)	12,456.1	—	—	12,456.1
Dorado Bidco, Inc.	6,628.8	(9.5)	6,619.3	—	—	6,619.3
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	22,837.4	(588.1)	22,249.3	—	—	22,249.3
DP Flores Holdings, LLC	22,210.7	—	22,210.7	—	—	22,210.7
DriveCentric Holdings, LLC	2,346.3	—	2,346.3	—	—	2,346.3
Drogon Bidco Inc. & Drogon Aggregator LP	16,519.3	—	16,519.3	—	—	16,519.3
Duraserv LLC	12,591.9	—	12,591.9	—	—	12,591.9
EC Partners Spanish BidCo, S.L.U.	981.1	—	981.1	—	—	981.1
Echo Purchaser, Inc.	6,522.7	—	6,522.7	—	—	6,522.7
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	30,382.5	—	30,382.5	—	—	30,382.5
Edmunds Govtech, Inc.	3,669.1	(301.4)	3,367.7	—	—	3,367.7
Einstein Parent, Inc.	1,719.9	—	1,719.9	—	—	1,719.9
EMB Purchaser, Inc.	46,605.8	—	46,605.8	—	—	46,605.8
Empower Payments Investor, LLC	2,647.7	—	2,647.7	—	—	2,647.7
Envisage Management Ltd	3,810.3	—	3,810.3	—	—	3,810.3
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT	18,726.0	—	18,726.0	—	—	18,726.0
Eternal Aus Bidco Pty Ltd	977.7	—	977.7	—	—	977.7
Excel Fitness Consolidator LLC	1,068.6	—	1,068.6	—	—	1,068.6
Excelitas Technologies Corp.	32,500.0	—	32,500.0	—	—	32,500.0
Expereo USA, Inc. and Ristretto Bidco B.V.	15,713.5	—	15,713.5	—	—	15,713.5
Fever Labs, Inc.	23,572.2	(12,246.5)	11,325.7	—	—	11,325.7
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	2,349.6	—	2,349.6	—	—	2,349.6
Firebird Acquisition Corp, Inc.	12,040.1	(62.6)	11,977.5	—	—	11,977.5
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	18,479.8	(2,191.2)	16,288.6	—	—	16,288.6
FL Hawk Intermediate Holdings, Inc.	726.1	—	726.1	—	—	726.1
Flint OpCo, LLC	10,817.1	—	10,817.1	—	—	10,817.1
FlyWheel Acquireco, Inc.	1,607.1	(803.6)	803.5	—	—	803.5
Forward Keystone Holdings, LP	7,824.1	—	7,824.1	—	—	7,824.1
Frontline Road Safety Operations, LLC	19,185.0	(2,554.7)	16,630.3	—	—	16,630.3
GAPCO AIV Interholdco (CP), L.P.	31,304.0	—	31,304.0	—	—	31,304.0
GC Waves Holdings, Inc.	8,374.9	—	8,374.9	—	—	8,374.9
Generator US Buyer, Inc. and Total Power Limited	1,705.9	(157.8)	1,548.1	—	—	1,548.1
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	8,674.2	—	8,674.2	—	—	8,674.2
GHP-VGS Purchaser LLC	8,554.0	—	8,554.0	—	—	8,554.0
Global Music Rights, LLC	13,645.8	—	13,645.8	—	—	13,645.8
Goldeneye Parent, LLC	2,778.9	—	2,778.9	—	—	2,778.9
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	1,844.0	—	1,844.0	—	—	1,844.0
GSV Purchaser, Inc.	25,300.7	—	25,300.7	—	—	25,300.7
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
GTCR Everest Borrower, LLC	1,659.6	—	1,659.6	—	—	1,659.6
GTCR F Buyer Corp. and GTCR (D) Investors LP	3,423.1	—	3,423.1	—	—	3,423.1
Guidepoint Security Holdings, LLC	2,659.5	—	2,659.5	—	—	2,659.5
Hakken Midco B.V.	923.8	—	923.8	—	—	923.8
Hanger, Inc.	2,166.4	—	2,166.4	—	—	2,166.4
Harbourvest Global Private Equity Limited	65,000.0	(30,929.2)	34,070.8	—	—	34,070.8
Helios Service Partners, LLC and Astra Service Partners, LLC	4,406.5	(0.3)	4,406.2	—	—	4,406.2
HGC Holdings, LLC	31,050.4	—	31,050.4	—	—	31,050.4
Higginbotham Insurance Agency, Inc. and HIG Intermediate, Inc.	2,256.5	—	2,256.5	—	—	2,256.5
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	256.5	(0.6)	255.9	—	—	255.9
Himalaya TopCo LLC	62,979.0	—	62,979.0	—	—	62,979.0
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC	19,741.2	(1,432.4)	18,308.8	—	—	18,308.8
HP RSS Buyer, Inc.	3,245.1	—	3,245.1	—	—	3,245.1
HPCC Parent, Inc. and Patriot Container Corp.	5,145.7	—	5,145.7	—	—	5,145.7
HuFriedy Group Acquisition LLC	6,553.3	(319.7)	6,233.6	—	—	6,233.6
Hyland Software, Inc.	1,102.9	—	1,102.9	—	—	1,102.9
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
ID.me, LLC	25,040.7	(8,346.9)	16,693.8	—	—	16,693.8
IFH Franchisee Holdings, LLC	27,513.7	(11,194.0)	16,319.7	—	—	16,319.7
Igea Bidco S.p.A.	1,027.8	—	1,027.8	—	—	1,027.8
Indigo Acquisition B.V.	612.5	—	612.5	—	—	612.5
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	12,658.1	(113.6)	12,544.5	—	—	12,544.5
Internet Truckstop Group LLC	1,990.0	—	1,990.0	—	—	1,990.0
JAMS Holdings LP and Jams Buyer LLC	6,884.9	—	6,884.9	—	—	6,884.9
Keystone Agency Partners LLC	4,069.4	—	4,069.4	—	—	4,069.4
King Risk Partners, LLC	9,533.2	—	9,533.2	—	—	9,533.2
Kings Buyer, LLC	2,451.4	(858.0)	1,593.4	—	—	1,593.4
KPS Global LLC and Cool Group LLC	3,073.6	—	3,073.6	—	—	3,073.6
Lakehouse Buyer Inc.	49,270.0	—	49,270.0	—	—	49,270.0
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	13,139.0	—	13,139.0	—	—	13,139.0
League One Volleyball Clubs, LLC and League One Volleyball, Inc.	2.4	—	2.4	—	—	2.4
Legends Hospitality Holding Company, LLC and Stadium Coinvest (B)-III, L.P.	4,803.5	(1,280.9)	3,522.6	—	—	3,522.6
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	(85.0)	97.2	—	—	97.2
Lightbeam Bidco, Inc.	1.0	(0.5)	0.5	—	—	0.5
LivTech Purchaser, Inc.	2,005.8	—	2,005.8	—	—	2,005.8
Magellan Topco	196.2	—	196.2	—	—	196.2
Mai Capital Management Intermediate LLC	7,978.3	(423.3)	7,555.0	—	—	7,555.0
Medlar Bidco Limited	10,576.9	—	10,576.9	—	—	10,576.9
Metatiedot Bidco OY and Metatiedot US, LLC	3,756.7	—	3,756.7	—	—	3,756.7
Meyer Laboratory, LLC and Meyer Parent, LLC	3,268.2	(1,173.2)	2,095.0	—	—	2,095.0
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc.	4,809.3	—	4,809.3	—	—	4,809.3
Mountaineer Merger Corporation	11,254.0	(4,642.0)	6,612.0	—	—	6,612.0
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,553.4	(466.4)	5,087.0	—	—	5,087.0
MSIS Holdings, Inc. and MS Precision Parent, LP	15,155.6	(917.9)	14,237.7	—	—	14,237.7
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc.	7,861.5	(192.9)	7,668.6	—	—	7,668.6
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	12,196.0	(1,599.9)	10,596.1	—	—	10,596.1
Netsmart, Inc. and Netsmart Technologies, Inc.	22,120.1	—	22,120.1	—	—	22,120.1
New ChurcHill HoldCo LLC and Victory Topco, LP	7,402.4	—	7,402.4	—	—	7,402.4
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Next Holdco, LLC	1,697.6	—	1,697.6	—	—	1,697.6
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC	4,837.3	(256.2)	4,581.1	—	—	4,581.1
North Haven Stack Buyer, LLC	4,272.4	(894.6)	3,377.8	—	—	3,377.8
North Star Acquisitionco, LLC and Toucan Bidco Limited	2,550.0	—	2,550.0	—	—	2,550.0
Northwinds Holding, Inc. and Northwinds Services Group LLC	19,028.3	—	19,028.3	—	—	19,028.3
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	6,476.0	(96.0)	6,380.0	—	—	6,380.0
Orange Barrel Media, LLC/IKE Smart City, LLC	2,551.0	—	2,551.0	—	—	2,551.0
Pallas NZ Funding Trust No. 1	2,282.8	(2,282.8)	—	—	—	—
Paris US Holdco, Inc. & 1001028292 Ontario Inc.	22,095.5	(337.7)	21,757.8	—	—	21,757.8
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4,783.5	—	4,783.5	—	—	4,783.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	2,200.0	—	2,200.0	—	—	2,200.0
PCMI Parent, LLC and PCMI Ultimate Holdings, LP	4,405.6	—	4,405.6	—	—	4,405.6
PCS MidCo, Inc. and PCS Parent, L.P.	3,088.6	(102.3)	2,986.3	—	—	2,986.3
PestCo Holdings, LLC and PestCo, LLC	2,463.4	—	2,463.4	—	—	2,463.4
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc.	7,139.2	—	7,139.2	—	—	7,139.2
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	7,763.9	(1,426.5)	6,337.4	—	—	6,337.4
Poseidon IntermediateCo, Inc.	9,212.0	—	9,212.0	—	—	9,212.0
Premiere Buyer, LLC	8,541.0	—	8,541.0	—	—	8,541.0
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	2.0	(2.0)	—	—	—	—
PSC Parent, Inc.	13,526.0	(4,025.6)	9,500.4	—	—	9,500.4
PumpTech, LLC and Impel CV-B, LP	12,133.9	(384.8)	11,749.1	—	—	11,749.1
PYE-Barker Fire & Safety, LLC	34,873.3	(1,085.7)	33,787.6	—	—	33,787.6
QBS Parent, Inc.	1,490.5	—	1,490.5	—	—	1,490.5
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	23,873.3	—	23,873.3	—	—	23,873.3
Raven Acquisition Holdings, LLC	6,806.6	—	6,806.6	—	—	6,806.6
Reagent Chemical & Research, LLC	8,783.8	(416.4)	8,367.4	—	—	8,367.4
Redwood Services LP	16,056.7	—	16,056.7	—	—	16,056.7
Revival Animal Health, LLC	3,554.4	(475.7)	3,078.7	—	—	3,078.7
RFS Opco LLC	7,512.5	—	7,512.5	—	—	7,512.5
Royal Borrower, LLC and Royal Parent, LP	14,506.8	(343.2)	14,163.6	—	—	14,163.6
Runway Bidco, LLC	699.8	—	699.8	—	—	699.8
RWA Wealth Partners, LLC	7,610.0	(275.0)	7,335.0	—	—	7,335.0
Sapphire Software Buyer, Inc.	6,818.3	—	6,818.3	—	—	6,818.3
Saturn Purchaser Corp.	2,240.4	—	2,240.4	—	—	2,240.4
Severin Acquisition, LLC	35,229.2	(6,418.7)	28,810.5	—	—	28,810.5
Shermco Intermediate Holdings, Inc.	4,746.2	(370.4)	4,375.8	—	—	4,375.8
SIG Parent Holdings, LLC	16,673.1	—	16,673.1	—	—	16,673.1
Signia Aerospace, LLC	1,730.8	—	1,730.8	—	—	1,730.8
Silk Holdings III Corp. and Silk Holdings I Corp.	5,940.6	(4,600.7)	1,339.9	—	—	1,339.9
Slaine Holdings LLC	30,434.6	—	30,434.6	—	—	30,434.6
Solar Bidco Limited	1,141.1	—	1,141.1	—	—	1,141.1
Spaceship Purchaser, Inc.	35,017.2	—	35,017.2	—	—	35,017.2
Spark Purchaser, Inc.	2,702.7	—	2,702.7	—	—	2,702.7
Spindrift Beverage Co., Inc. and SBC Aggregator LP	3,172.3	(143.8)	3,028.5	—	—	3,028.5
Spruce Bidco II Inc.	24,692.5	—	24,692.5	—	—	24,692.5
St Athena Global LLC and St Athena Global Holdings Limited	5,783.6	(1,514.2)	4,269.4	—	—	4,269.4
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	19,379.5	—	19,379.5	—	—	19,379.5
Student Transportation of America, Inc.	942.3	—	942.3	—	—	942.3
Sugar PPC Buyer LLC	3,720.1	—	3,720.1	—	—	3,720.1
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Sunbit Receivables Trust IV	2,730.0	(1,638.0)	1,092.0	—	—	1,092.0
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	35,275.0	—	35,275.0	—	—	35,275.0
Superman Holdings, LLC	10,343.7	—	10,343.7	—	—	10,343.7
Supplying Demand, Inc.	18,643.7	(3,622.6)	15,021.1	—	—	15,021.1
SV Newco 2, Inc.	12,265.8	—	12,265.8	—	—	12,265.8
TCI Buyer LLC and TCI Holdings, LP	18,204.8	—	18,204.8	—	—	18,204.8
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP	2,384.8	—	2,384.8	—	—	2,384.8
The Hiller Companies, LLC	5,149.0	—	5,149.0	—	—	5,149.0
Transit Technologies LLC	5,104.3	(9.2)	5,095.1	—	—	5,095.1
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarience Technologies, LLC	85,542.6	—	85,542.6	—	—	85,542.6
Truist Insurance Holdings, LLC	4,792.2	—	4,792.2	—	—	4,792.2
TSS Buyer, LLC	1,302.4	—	1,302.4	—	—	1,302.4
U.S. Urology Partners, LLC and General Atlantic (USU) Blocker Collection Holdco, L.P.	3,861.9	—	3,861.9	—	—	3,861.9
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	6,527.9	(366.3)	6,161.6	—	—	6,161.6
Unity Purchaser, LLC and Unity Ultimate Holdings, LP	11,940.1	—	11,940.1	—	—	11,940.1
UP Intermediate II LLC and UPBW Blocker LLC	2,210.2	(795.7)	1,414.5	—	—	1,414.5
USALCO, LLC	2,643.4	—	2,643.4	—	—	2,643.4
Vamos Bidco, Inc.	8,234.9	—	8,234.9	—	—	8,234.9
Vantage Data Centers Europe S.a r.l.	1,626.9	—	1,626.9	—	—	1,626.9
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	13,092.5	(2,953.7)	10,138.8	—	—	10,138.8
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	16,073.7	—	16,073.7	—	—	16,073.7
Viper Bidco, Inc.	4,259.3	—	4,259.3	—	—	4,259.3
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	20,367.6	(5,982.4)	14,385.2	—	—	14,385.2
Watt Holdco Limited	689.9	—	689.9	—	—	689.9
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	194.6	—	194.6	—	—	194.6
Wellington Bidco Inc. and Wellington TopCo LP	18,826.7	(1,189.7)	17,637.0	—	—	17,637.0
Wellington-Altus Financial Inc.	1,177.4	(252.3)	925.1	—	—	925.1
Wilbur-Ellis Holdings II LLC	19,274.3	(12,510.8)	6,763.5	—	—	6,763.5
World Insurance Associates, LLC and World Associates Holdings, LLC	7,086.2	—	7,086.2	—	—	7,086.2
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	847.5	—	847.5	—	—	847.5
WRE Sports Investments LLC	7,870.0	—	7,870.0	—	(7,870.0)	—
WU Holdco, Inc.	3,449.8	—	3,449.8	—	—	3,449.8
Zinc Buyer Corporation	12,988.4	(1,615.9)	11,372.5	—	—	11,372.5
	$2,286,850.0	$(164,316.7)	$2,122,533.3	$—	$(19,875.9)	$2,102,657.4

See accompanying notes to consolidated financial statements.

(11)As of June 30, 2025, the Fund was party to agreements to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
A8 - A (Feeder) L.P.	$1,540.6	$(1,141.1)	$399.5	$—	$399.5
Advent International GPE VII-E Limited Partnership	1,833.9	(1,193.9)	640.0	—	640.0
Apax Europe VI - A, L.P.	1,022.1	(694.0)	328.1	—	328.1
Apax Europe VII - B, L.P.	632.1	(324.5)	307.6	—	307.6
Apax VIII - B, L.P.	1,172.4	(961.3)	211.1	—	211.1
BC European Capital IX - 2 LP	1,170.5	(1,119.0)	51.5	—	51.5
Blackstone Capital Partners VI L.P.	2,360.7	(1,592.4)	768.3	—	768.3
Catterton Partners VII, L.P.	2,160.2	(1,623.9)	536.3	—	536.3
Constellation Wealth Capital Fund, L.P.	3,864.0	(2,681.4)	1,182.6	—	1,182.6
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	213.5	—	213.5	—	213.5
GSM Rights Fund II LP	9,244.7	—	9,244.7	—	9,244.7
GTCR F Buyer Corp. and GTCR (D) Investors LP	21.3	—	21.3	—	21.3
Insight Venture Partners (Cayman) VII, LP	2,490.1	(2,480.7)	9.4	—	9.4
Insight Venture Partners (Delaware) VIII, LP	2,304.2	(2,166.9)	137.3	—	137.3
Linden Structured Capital Fund II-A LP	3,048.5	(1,606.9)	1,441.6	—	1,441.6
Montagu V (US) L.P.	1,923.1	(1,677.0)	246.1	—	246.1
Montagu VII (B) SCSp	700.0	—	700.0	—	700.0
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	1,172.0	(781.3)	390.7	—	390.7
New Mountain Partners III, L.P.	760.3	(393.6)	366.7	—	366.7
New Mountain Partners IV, L.P.	2,263.3	(1,524.8)	738.5	—	738.5
Onex Partners III LP	2,172.3	(1,337.9)	834.4	—	834.4
Onex Partners IV LP	3,029.8	(2,834.8)	195.0	—	195.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4.0	—	4.0	—	4.0
Providence Equity Partners VII-A L.P.	3,604.8	(2,921.6)	683.2	—	683.2
PumpTech, LLC and Impel CV-B, LP	321.4	—	321.4	—	321.4
Quintain Investments Holdings Limited	8,604.8	—	8,604.8	—	8,604.8
Silver Lake Partners IV, L.P.	1,956.4	(1,907.4)	49.0	—	49.0
Spindrift Beverage Co., Inc. and SBC Aggregator LP	1,035.6	—	1,035.6	—	1,035.6
Thoma Bravo Fund XI-A, L.P.	1,225.5	(1,005.6)	219.9	—	219.9
Thoma Bravo Special Opportunities Fund II-A, L.P.	1,548.0	(1,376.4)	171.6	—	171.6
TI VI Holdings 1, L.P.	2,075.3	—	2,075.3	—	2,075.3
Tikehau Green Diamond II CFO Equity LP	1,971.8	—	1,971.8	—	1,971.8
Tikehau Ruby CLO Equity LP	709.9	—	709.9	—	709.9
Tikehau Topaz LP	435.4	—	435.4	—	435.4
TPG Partners VI, L.P.	1,189.4	(464.2)	725.2	—	725.2
Trident VI Parallel Fund, L.P.	1,930.7	(1,678.2)	252.5	—	252.5
Vector Capital IV, L.P.	310.4	(275.3)	35.1	—	35.1
Vector Capital VI, L.P.	73.8	(29.7)	44.1	—	44.1
Vista Equity Partners Fund V-A, L.P.	1,287.3	(986.5)	300.8	—	300.8
Wellington-Altus Financial Inc.	2,615.7	—	2,615.7	—	2,615.7
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
	$76,005.4	$(36,780.3)	$39,225.1	$—	$39,225.1

(12)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 for more information regarding the fair value of the Fund’s investments.

(13)As of June 30, 2025, the estimated net unrealized gain for federal tax purposes was approximately $210.9 million based on a tax cost basis of approximately $15.8 billion. As of June 30, 2025, the estimated aggregate gross unrealized gain for federal income tax purposes was $263.3 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $52.4 million.

(14)In connection with the Fund’s investment in this portfolio company’s senior subordinated loan, the Fund entered into a secured borrowing arrangement. As a result, the Fund recorded a $269.9 million liability, included in “secured borrowing” in the accompanying consolidated statement of assets and liabilities. As of June 30, 2025, the interest rate in effect for the secured borrowing was 4.10%, or Euribor + 2.10%.
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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Viper Bidco, Inc. (10)	First lien senior secured loan	9.52%	SOFR (S)	5.00%		11/2031		14,928.7	14,781.8	14,779.4	(2)(7)(12)
	First lien senior secured loan	9.70%	SONIA (M)	5.00%		11/2031		8,634.1	8,613.0	8,547.7	(2)(7)(12)
									23,394.8	23,327.1
VS Buyer, LLC	First lien senior secured loan	7.12%	SOFR (M)	2.75%		04/2031		7,561.5	7,544.4	7,608.7	(2)
Wellington Bidco Inc. and Wellington TopCo LP (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%		06/2030		1,189.7	1,111.2	1,189.7	(2)(7)(12)
	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		06/2030		51,464.7	50,999.3	51,464.7	(2)(7)(12)
	Class A-2 preferred units	8.00% PIK			06/2024		2,106,000		2,203.3	2,188.1	(2)(12)
									54,313.8	54,842.5
ZocDoc, Inc.	First lien senior secured loan	11.02%	SOFR (Q)	6.50%		05/2029		32,500.0	31,146.5	32,500.0	(7)(12)
Zuora, Inc.	First lien senior secured loan	7.83%	SOFR (S)	3.50%		12/2031		20,000.0	19,900.0	19,900.0	(12)

									2,502,169.8	2,518,098.1		42.67%
Health Care Equipment and Services
Aerin Medical Inc. (10)	First lien senior secured loan	11.06%	SOFR (S)	6.75%		12/2030		14,044.1	13,674.7	13,903.7	(7)(12)
	Series G preferred shares				12/2024		943,034		1,106.0	1,106.2	(2)(12)
									14,780.7	15,009.9
Agiliti Health, Inc.	First lien senior secured loan	7.38%	SOFR (Q)	3.00%		05/2030		17,758.3	17,636.5	17,403.1	(2)(5)
Amerivet Partners Management, Inc. and AVE Holdings LP (10)	Subordinated loan	16.50% PIK				12/2030		35,663.0	34,167.3	34,100.7	(2)(12)
	Class A units				03/2024		1,575		1,575.0	195.4	(2)(12)
	Class C units				11/2023		3,849		768.4	9.9	(2)(12)
									36,510.7	34,306.0
Amethyst Radiotherapy Group B.V. (10)	First lien senior secured loan	8.31%	Euribor (Q)	5.25%		04/2031		2,070.9	2,077.4	2,070.9	(2)(5)(7)(12)
Artivion, Inc. (10)	First lien senior secured revolving loan	8.59%	SOFR (Q)	4.00%		01/2030		1,983.0	1,899.6	1,983.0	(2)(5)(7)(12)
	First lien senior secured loan	11.09%	SOFR (Q)	6.50%		01/2030		26,884.3	26,317.8	26,884.3	(2)(5)(7)(12)
									28,217.4	28,867.3
athenahealth Group Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		02/2029		54,425.7	53,703.9	54,483.9	(7)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (10)	First lien senior secured revolving loan	10.85%	SOFR (M)	6.50%		12/2028		1,032.1	975.3	791.3	(2)(7)(12)
	First lien senior secured loan	11.76% (3.63% PIK)	SOFR (Q)	7.25%		12/2028		26,848.0	26,403.5	24,968.6	(2)(7)(12)
									27,378.8	25,759.9
Bracket Intermediate Holding Corp.	First lien senior secured loan	8.58%	SOFR (Q)	4.25%		05/2028		33,483.7	33,419.1	33,734.8	(2)(7)
Charlotte Buyer, Inc.	First lien senior secured loan	9.14%	SOFR (M)	4.75%		02/2028		17,456.2	17,467.7	17,547.9	(2)(7)
CNT Holdings I Corp	First lien senior secured loan	8.09%	SOFR (Q)	3.50%		11/2027		49,463.4	49,486.7	49,727.5	(2)(7)
Confluent Medical Technologies, Inc.	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		02/2029		30,478.6	30,517.4	30,592.9	(2)(7)
Cradle Lux Bidco S.A.R.L. (10)	First lien senior secured loan	10.09%	SOFR (S)	5.50%		11/2031		3,267.1	3,202.7	3,201.7	(2)(5)(7)(12)
	First lien senior secured loan	8.28%	Euribor (S)	5.50%		11/2031		9,190.1	9,189.4	9,006.3	(2)(5)(7)(12)
									12,392.1	12,208.0
Electron Bidco Inc.	First lien senior secured loan	7.11%	SOFR (M)	2.75%		11/2028		41,900.7	41,878.6	42,021.3	(2)(7)
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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									44,151.4	42,572.5		0.72%
Equity Real Estate Investment Trusts (REITs)
Iron Mountain Information Management, LLC	First lien senior secured loan	6.36%	SOFR (M)	2.00%		01/2031		9,251.1	9,217.8	9,236.6	(5)

									9,217.8	9,236.6		0.16%
Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		02/2028		5,892.1	5,892.3	5,932.6	(2)(5)

									5,892.3	5,932.6		0.10%
Gas Utilities
CQP Holdco L.P.	First lien senior secured loan	6.33%	SOFR (Q)	2.00%		12/2030		5,000.0	5,021.9	5,005.0	(5)(7)

									5,021.9	5,005.0		0.08%

Total Investments									$11,482,053.0	$11,549,149.4	(14)	195.73%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$307,682	NOK	910,877	Wells Fargo Bank, N.A.	January 24, 2025	$2,198
Foreign currency forward contract	$98,069		€95,089	Canadian Imperial Bank of Commerce	January 24, 2025	941
Foreign currency forward contract	$49,967		£39,278	Canadian Imperial Bank of Commerce	August 16, 2027	928
Foreign currency forward contract	$44,113		€42,176	Wells Fargo Bank, N.A.	January 24, 2025	832
Foreign currency forward contract	$21,351		£16,784	Canadian Imperial Bank of Commerce	June 11, 2027	402
Foreign currency forward contract	$20,510	CAD	27,531	Canadian Imperial Bank of Commerce	November 16, 2026	841
Foreign currency forward contract	$20,350	CAD	29,231	Wells Fargo Bank, N.A.	January 24, 2025	9
Foreign currency forward contract	$20,138		€18,133	Wells Fargo Bank, N.A.	March 30, 2027	473
Foreign currency forward contract	$18,890		£15,184	Wells Fargo Bank, N.A.	August 21, 2026	(52)
Foreign currency forward contract	$15,895		£12,458	Wells Fargo Bank, N.A.	January 24, 2025	313
Foreign currency forward contract	$8,569		£6,582	Canadian Imperial Bank of Commerce	January 24, 2025	336
Foreign currency forward contract	$6,165	AUD	9,518	Wells Fargo Bank, N.A.	November 17, 2026	248
Foreign currency forward contract	$5,684		£4,502	Canadian Imperial Bank of Commerce	March 31, 2026	69
Foreign currency forward contract	$4,503	CAD	6,062	Canadian Imperial Bank of Commerce	June 11, 2027	138
Foreign currency forward contract	$4,217		£3,347	Canadian Imperial Bank of Commerce	August 21, 2026	42
Foreign currency forward contract	$2,725		€2,456	Canadian Imperial Bank of Commerce	March 26, 2026	116
Foreign currency forward contract	$2,502	NOK	27,017	Canadian Imperial Bank of Commerce	March 31, 2026	128
Foreign currency forward contract	$2,164		€1,938	Canadian Imperial Bank of Commerce	May 22, 2026	100
Foreign currency forward contract	$1,552		€1,396	Wells Fargo Bank, N.A.	December 17, 2027	17
Foreign currency forward contract	$1,525		€1,396	Wells Fargo Bank, N.A.	December 17, 2026	19
Foreign currency forward contract	$1,422		€1,312	Wells Fargo Bank, N.A.	January 17, 2025	63
Foreign currency forward contract	$1,390	AUD	2,097	Canadian Imperial Bank of Commerce	February 18, 2026	87
Foreign currency forward contract	$1,328	NZD	2,178	Canadian Imperial Bank of Commerce	July 17, 2026	92
Foreign currency forward contract	$1,294	AUD	1,960	Canadian Imperial Bank of Commerce	September 30, 2026	77
Foreign currency forward contract	$1,017	CAD	1,391	Wells Fargo Bank, N.A.	November 16, 2026	24
Foreign currency forward contract	$972		€858	Canadian Imperial Bank of Commerce	March 30, 2027	42
Foreign currency forward contract	$874		£720	Wells Fargo Bank, N.A.	March 31, 2026	(25)
Foreign currency forward contract	$747		€698	Wells Fargo Bank, N.A.	December 17, 2025	10
Foreign currency forward contract	$583		£480	Wells Fargo Bank, N.A.	March 31, 2025	(17)
Foreign currency forward contract	$482		€440	Canadian Imperial Bank of Commerce	March 26, 2025	26
Foreign currency forward contract	$81		€72	Canadian Imperial Bank of Commerce	March 31, 2026	3
Foreign currency forward contract	$51		€45	Canadian Imperial Bank of Commerce	March 31, 2025	3
Foreign currency forward contract	$50		€45	Canadian Imperial Bank of Commerce	June 30, 2025	3
Foreign currency forward contract	$50		€45	Canadian Imperial Bank of Commerce	September 30, 2025	3
Foreign currency forward contract	$49		€44	Canadian Imperial Bank of Commerce	December 29, 2025	3
Foreign currency forward contract	$45		€43	Canadian Imperial Bank of Commerce	January 10, 2025	—
Foreign currency forward contract	$39	NZD	62	Canadian Imperial Bank of Commerce	January 17, 2025	3
Foreign currency forward contract	$37	NZD	60	Canadian Imperial Bank of Commerce	April 17, 2025	3
Foreign currency forward contract	$37	NZD	59	Canadian Imperial Bank of Commerce	July 17, 2025	2
Foreign currency forward contract	$35	NZD	55	Canadian Imperial Bank of Commerce	October 17, 2025	2
Foreign currency forward contract	$34	NZD	54	Canadian Imperial Bank of Commerce	January 20, 2026	2
Foreign currency forward contract	$33	NZD	52	Canadian Imperial Bank of Commerce	April 17, 2026	2
Total						$8,506
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.649%	Wells Fargo Bank, N.A.	03/15/2028	$1,000,000	$(1,505)	$—	$(1,505)
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.208%	Wells Fargo Bank, N.A.	08/15/2029	700,000	926	—	926
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.302%	Wells Fargo Bank, N.A.	02/15/2030	750,000	(28,019)	—	(28,019)
Total						$2,450,000	$(28,598)	$—	$(28,598)
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
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
3 Step Sports LLC	$13,584.9	$—	$13,584.9	$—	$—	$13,584.9
760203 N.B. LTD.	4,260.3	—	4,260.3	—	—	4,260.3
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	1,122.1	—	1,122.1	—	—	1,122.1
Actfy Buyer, Inc.	15,000.0	—	15,000.0	—	—	15,000.0
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
ADMA Biologics Inc.	1.0	(0.6)	0.4	—	—	0.4
Aduro Advisors, LLC	16,461.7	—	16,461.7	—	—	16,461.7
Aerin Medical Inc.	7,022.1	—	7,022.1	—	—	7,022.1
AI Titan Parent, Inc.	17,304.7	—	17,304.7	—	—	17,304.7
Airx Climate Solutions, Inc.	14,342.0	—	14,342.0	—	—	14,342.0
Alcami Corporation	547.9	(41.1)	506.8	—	—	506.8
Aldinger Company Inc	5,854.1	—	5,854.1	—	—	5,854.1
AMCP Clean Acquisition Company, LLC	3,386.3	—	3,386.3	—	—	3,386.3
Amerivet Partners Management, Inc. and AVE Holdings LP	3,393.9	—	3,393.9	—	—	3,393.9
Amethyst Radiotherapy Group B.V.	2,070.9	—	2,070.9	—	—	2,070.9
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	38,389.1	(1,458.5)	36,930.6	—	—	36,930.6
Aptean, Inc. and Aptean Acquiror Inc.	5,819.7	—	5,819.7	—	—	5,819.7
ArchKey Holdings Inc.	2,081.6	—	2,081.6	—	—	2,081.6
Artifact Bidco, Inc.	10,426.1	—	10,426.1	—	—	10,426.1
Artivion, Inc.	18,115.7	(1,983.0)	16,132.7	—	—	16,132.7
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	(1,032.1)	2,408.3	—	—	2,408.3
Badia Spices, LLC	21,428.6	—	21,428.6	—	—	21,428.6
Bamboo US BidCo LLC	9,286.2	—	9,286.2	—	—	9,286.2
BCPE Pequod Buyer, Inc.	8,673.6	—	8,673.6	—	—	8,673.6
BGI Purchaser, Inc.	33,329.5	(11,109.8)	22,219.7	—	—	22,219.7
BGIF IV Fearless Utility Services, Inc.	22,688.7	(520.4)	22,168.3	—	—	22,168.3
BNZ TopCo B.V.	20,140.5	—	20,140.5	—	—	20,140.5
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
BradyPlus Holdings, LLC	722.7	—	722.7	—	—	722.7
Broadcast Music, Inc.	5,384.6	—	5,384.6	—	—	5,384.6
Bumble Bidco Limited	3,127.4	—	3,127.4	—	—	3,127.4
Cannon Bridge Designated Activity Company	6,212.7	(1,445.5)	4,767.2	—	—	4,767.2
CBTS TopCo, L.P. and CBTS Borrower, LLC	1,900.0	—	1,900.0	—	—	1,900.0
Celnor Group Limited	1,520.0	—	1,520.0	—	—	1,520.0
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	4,310.3	(97.1)	4,213.2	—	—	4,213.2
Cezanne Bidco	2,041.6	—	2,041.6	—	—	2,041.6
Chillaton Bidco Limited	2,548.0	—	2,548.0	—	—	2,548.0
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Cliffwater LLC	1,470.6	—	1,470.6	—	—	1,470.6
Collision SP Subco, LLC	1,383.6	(52.9)	1,330.7	—	—	1,330.7
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Cradle Lux Bidco S.A.R.L.	4,455.2	—	4,455.2	—	—	4,455.2
Creek Parent, Inc. and Creek Feeder, L.P.	21,965.8	—	21,965.8	—	—	21,965.8
Databricks, Inc.	721.3	—	721.3	—	—	721.3
Davidson Hotel Company LLC	3,456.0	(593.2)	2,862.8	—	—	2,862.8
Demakes Borrower, LLC	3,292.7	—	3,292.7	—	—	3,292.7
Diamond Mezzanine 24 LLC	18,750.0	(3,750.0)	15,000.0	—	—	15,000.0
Diligent Corporation	12,896.5	(53.5)	12,843.0	—	—	12,843.0
Dorado Bidco, Inc.	7,519.8	(9.5)	7,510.3	—	—	7,510.3
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	23,318.6	—	23,318.6	—	—	23,318.6
DP Flores Holdings, LLC	22,210.7	—	22,210.7	—	—	22,210.7
DriveCentric Holdings, LLC	2,346.3	—	2,346.3	—	—	2,346.3
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Drogon Bidco Inc. & Drogon Aggregator LP	16,519.3	—	16,519.3	—	—	16,519.3
Duraserv LLC	8,426.8	—	8,426.8	—	—	8,426.8
Echo Purchaser, Inc.	8,750.0	(2,704.5)	6,045.5	—	—	6,045.5
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	30,382.5	—	30,382.5	—	—	30,382.5
Edmunds Govtech, Inc.	4,224.4	(301.4)	3,923.0	—	—	3,923.0
Empower Payments Investor, LLC	2,674.4	—	2,674.4	—	—	2,674.4
Envisage Management Ltd	3,475.3	—	3,475.3	—	—	3,475.3
Eternal Aus Bidco Pty Ltd	919.8	—	919.8	—	—	919.8
Excel Fitness Consolidator LLC	1,068.6	—	1,068.6	—	—	1,068.6
Excelitas Technologies Corp.	32,500.0	—	32,500.0	—	—	32,500.0
Expereo USA, Inc. and Ristretto Bidco B.V.	19,830.6	—	19,830.6	—	—	19,830.6
Fever Labs, Inc.	20,625.7	(5,974.0)	14,651.7	—	—	14,651.7
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	2,349.6	—	2,349.6	—	—	2,349.6
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	22,080.8	(2,404.9)	19,675.9	—	—	19,675.9
FL Hawk Intermediate Holdings, Inc.	726.1	—	726.1	—	—	726.1
Flint OpCo, LLC	4,020.5	—	4,020.5	—	—	4,020.5
FlyWheel Acquireco, Inc.	1,607.1	(1,071.4)	535.7	—	—	535.7
Focus Financial Partners, LLC	3,394.5	—	3,394.5	—	—	3,394.5
GC Waves Holdings, Inc.	16,548.1	—	16,548.1	—	—	16,548.1
Generator US Buyer, Inc.	2,553.0	—	2,553.0	—	—	2,553.0
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	8,216.8	—	8,216.8	—	—	8,216.8
Global Music Rights, LLC	13,645.8	(1,364.6)	12,281.2	—	—	12,281.2
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	3,082.9	—	3,082.9	—	—	3,082.9
GSV Purchaser, Inc.	28,221.5	—	28,221.5	—	—	28,221.5
GTCR Everest Borrower, LLC	1,659.6	—	1,659.6	—	—	1,659.6
GTCR F Buyer Corp. and GTCR (D) Investors LP	5,837.5	—	5,837.5	—	—	5,837.5
Guidepoint Security Holdings, LLC	2,659.5	—	2,659.5	—	—	2,659.5
Hakken Midco B.V.	812.5	—	812.5	—	—	812.5
Hanger, Inc.	7,564.0	—	7,564.0	—	—	7,564.0
Harbourvest Global Private Equity Limited	65,000.0	(26,000.0)	39,000.0	—	—	39,000.0
Helios Service Partners, LLC and Astra Service Partners, LLC	5,632.4	(0.2)	5,632.2	—	—	5,632.2
Higginbotham Insurance Agency, Inc. and HIG Intermediate, Inc.	3,277.7	—	3,277.7	—	—	3,277.7
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	256.5	(0.6)	255.9	—	—	255.9
HP RSS Buyer, Inc.	4,279.0	—	4,279.0	—	—	4,279.0
HPCC Parent, Inc. and Patriot Container Corp.	6,155.1	—	6,155.1	—	—	6,155.1
HuFriedy Group Acquisition LLC	7,991.8	(213.1)	7,778.7	—	—	7,778.7
Hyland Software, Inc.	1,102.9	(58.8)	1,044.1	—	—	1,044.1
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
IFH Franchisee Holdings, LLC	27,513.7	(11,194.0)	16,319.7	—	—	16,319.7
IGEA BIDCO S.P.A	904.0	—	904.0	—	—	904.0
Indigo Acquisition B.V.	538.7	—	538.7	—	—	538.7
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	17,461.7	(56.8)	17,404.9	—	—	17,404.9
Internet Truckstop Group LLC	1,990.0	—	1,990.0	—	—	1,990.0
Keystone Agency Partners LLC	3,369.5	(58.8)	3,310.7	—	—	3,310.7
Kings Buyer, LLC	1,529.3	(382.3)	1,147.0	—	—	1,147.0
KPS Global LLC and Cool Group LLC	3,073.6	—	3,073.6	—	—	3,073.6
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	13,171.4	—	13,171.4	—	—	13,171.4
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	4,803.5	(806.4)	3,997.1	—	—	3,997.1
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
Lightbeam Bidco, Inc.	2,150.8	(0.3)	2,150.5	—	—	2,150.5
LivTech Purchaser, Inc.	5,538.2	—	5,538.2	—	—	5,538.2
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Magellan Topco	172.6	—	172.6	—	—	172.6
Mai Capital Management Intermediate LLC	4,611.3	(222.9)	4,388.4	—	—	4,388.4
Medlar Bidco Limited	76,698.1	—	76,698.1	—	—	76,698.1
Metatiedot Bidco OY and Metatiedot US, LLC	3,304.1	(200.2)	3,103.9	—	—	3,103.9
Meyer Laboratory, LLC and Meyer Parent, LLC	5,027.9	—	5,027.9	—	—	5,027.9
Mountaineer Merger Corporation	11,254.0	(8,135.0)	3,119.0	—	—	3,119.0
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,526.3	(206.5)	5,319.8	—	—	5,319.8
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc.	7,861.5	—	7,861.5	—	—	7,861.5
Netsmart, Inc. and Netsmart Technologies, Inc.	22,120.1	—	22,120.1	—	—	22,120.1
New ChurcHill HoldCo LLC and Victory Topco, LP	12,959.1	—	12,959.1	—	—	12,959.1
Next Holdco, LLC	1,697.6	—	1,697.6	—	—	1,697.6
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	6,146.2	(234.5)	5,911.7	—	—	5,911.7
North Haven Stack Buyer, LLC	5.0	—	5.0	—	—	5.0
North Star Acquisitionco, LLC and Toucan Bidco Limited	2,550.0	—	2,550.0	—	—	2,550.0
Northwinds Holding, Inc. and Northwinds Services Group LLC	10,936.9	(250.0)	10,686.9	—	—	10,686.9
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	4,092.4	(223.2)	3,869.2	—	—	3,869.2
Orange Barrel Media, LLC/IKE Smart City, LLC	3,284.7	—	3,284.7	—	—	3,284.7
Pallas Funding Trust No.2	353.7	—	353.7	—	—	353.7
Pallas NZ Funding Trust No. 1	1,189.6	(1,189.6)	—	—	—	—
Paragon 28, Inc. and Paragon Advanced Technologies, Inc.	7,072.4	(0.5)	7,071.9	—	—	7,071.9
Paris US Holdco, Inc. & 1001028292 Ontario Inc.	22,095.5	—	22,095.5	—	—	22,095.5
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4,783.5	—	4,783.5	—	—	4,783.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	4,266.7	—	4,266.7	—	—	4,266.7
PCS MidCo, Inc. and PCS Parent, L.P.	3,088.6	(238.6)	2,850.0	—	—	2,850.0
PestCo Holdings, LLC and PestCo, LLC	2,463.4	—	2,463.4	—	—	2,463.4
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc.	7,139.2	—	7,139.2	—	—	7,139.2
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	9,091.5	(475.5)	8,616.0	—	—	8,616.0
Premiere Buyer, LLC	7,905.4	—	7,905.4	—	—	7,905.4
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	2.0	(2.0)	—	—	—	—
PSC Parent, Inc.	17,758.5	(6,017.6)	11,740.9	—	—	11,740.9
PYE-Barker Fire & Safety, LLC	38,875.6	(1,085.7)	37,789.9	—	—	37,789.9
QBS Parent, Inc.	1,490.5	—	1,490.5	—	—	1,490.5
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	16,344.1	—	16,344.1	—	—	16,344.1
Raven Acquisition Holdings, LLC	7,993.5	—	7,993.5	—	—	7,993.5
Reagent Chemical & Research, LLC	8,783.8	(416.4)	8,367.4	—	—	8,367.4
RFS Opco LLC	7,500.0	—	7,500.0	—	—	7,500.0
Royal Borrower, LLC and Royal Parent, LP	14,506.8	(282.5)	14,224.3	—	—	14,224.3
Runway Bidco, LLC	699.8	—	699.8	—	—	699.8
RWA Wealth Partners, LLC	7,610.0	—	7,610.0	—	—	7,610.0
Sapphire Software Buyer, Inc.	6,818.3	—	6,818.3	—	—	6,818.3
Severin Acquisition, LLC	38,323.2	—	38,323.2	—	—	38,323.2
SIG Parent Holdings, LLC	17,108.8	—	17,108.8	—	—	17,108.8
Signia Aerospace, LLC	2,153.8	—	2,153.8	—	—	2,153.8
Silk Holdings III Corp. and Silk Holdings I Corp.	5,940.6	(3,300.3)	2,640.3	—	—	2,640.3
Solar Bidco Limited	1,040.7	—	1,040.7	—	—	1,040.7
Spaceship Purchaser, Inc.	35,017.2	—	35,017.2	—	—	35,017.2
Spark Purchaser, Inc.	2,702.7	—	2,702.7	—	—	2,702.7
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
St Athena Global LLC and St Athena Global Holdings Limited	5,783.6	(1,071.0)	4,712.6	—	—	4,712.6
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	1,914.5	—	1,914.5	—	—	1,914.5
Sugar PPC Buyer LLC	5,314.4	—	5,314.4	—	—	5,314.4
Sunbit Receivables Trust IV	2,700.0	(1,620.0)	1,080.0	—	—	1,080.0
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	38,101.9	—	38,101.9	—	—	38,101.9
Superman Holdings, LLC	18,589.5	—	18,589.5	—	—	18,589.5
Supplying Demand, Inc.	18,643.7	—	18,643.7	—	—	18,643.7
SV Newco 2, Inc.	16,259.6	(35.6)	16,224.0	—	—	16,224.0
TCI Buyer LLC and TCI Holdings, LP	18,204.8	—	18,204.8	—	—	18,204.8
The Hiller Companies, LLC	9,245.6	(137.6)	9,108.0	—	—	9,108.0
Transit Technologies LLC	6,332.0	—	6,332.0	—	—	6,332.0
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC	7,531.4	—	7,531.4	—	—	7,531.4
Truist Insurance Holdings, LLC	4,792.2	—	4,792.2	—	—	4,792.2
TSS Buyer, LLC	1,748.8	—	1,748.8	—	—	1,748.8
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	6,742.4	(228.9)	6,513.5	—	—	6,513.5
UP Intermediate II LLC and UPBW Blocker LLC	2,210.2	(70.7)	2,139.5	—	—	2,139.5
USALCO, LLC	2,434.8	—	2,434.8	—	—	2,434.8
Vantage Data Centers Europe S.a r.l.	1,659.6	—	1,659.6	—	—	1,659.6
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	15,299.6	(2,616.1)	12,683.5	—	—	12,683.5
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	18,651.0	(1,012.6)	17,638.4	—	—	17,638.4
Viper Bidco, Inc.	4,259.3	—	4,259.3	—	—	4,259.3
Vobev, LLC and Vobev Holdings, LLC	604.5	(0.8)	603.7	—	(603.5)	0.2
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	22,325.9	(7,238.7)	15,087.2	—	—	15,087.2
Watt Holdco Limited	606.8	—	606.8	—	—	606.8
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	194.6	—	194.6	—	—	194.6
Wellington Bidco Inc. and Wellington TopCo LP	18,826.7	(1,189.7)	17,637.0	—	—	17,637.0
Wellington-Altus Financial Inc.	1,115.3	—	1,115.3	—	—	1,115.3
World Insurance Associates, LLC and World Associates Holdings, LLC	7,927.6	—	7,927.6	—	—	7,927.6
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	847.5	(56.8)	790.7	—	—	790.7
WRE Sports Investments LLC	8,806.7	—	8,806.7	—	—	8,806.7
Zinc Buyer Corporation	19,265.6	—	19,265.6	—	—	19,265.6
	$1,669,133.3	$(112,499.3)	$1,556,634.0	$—	$(603.5)	$1,556,030.5

See accompanying notes to consolidated financial statements.

(11)As of December 31, 2024, the Fund was party to agreements to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Constellation Wealth Capital Fund, L.P.	$3,813.5	$(1,935.7)	$1,877.8	$—	$1,877.8
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	213.5	—	213.5	—	213.5
GTCR F Buyer Corp. and GTCR (D) Investors LP	23.1	—	23.1	—	23.1
Linden Structured Capital Fund II-A LP	2,572.9	(1,470.7)	1,102.2	—	1,102.2
MidOcean CLO Equity Fund I, LP	1,075.0	—	1,075.0	—	1,075.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	3.6	—	3.6	—	3.6
Quintain Investments Holdings Limited	9,962.0	—	9,962.0	—	9,962.0
Tikehau Green Diamond II CFO Equity LP	2,448.1	—	2,448.1	—	2,448.1
Tikehau Ruby CLO Equity LP	357.2	—	357.2	—	357.2
Tikehau Topaz LP	977.0	—	977.0	—	977.0
Wellington-Altus Financial Inc.	2,768.1	—	2,768.1	—	2,768.1
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
	$24,219.6	$(3,406.4)	$20,813.2	$—	$20,813.2

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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operations:
Net investment income	$168,916	$66,272	$317,406	$112,351
Net realized gains (losses)	(16,333)	5,250	(11,026)	8,210
Net unrealized gains	84,281	20,824	25,012	28,928
Net increase in net assets resulting from operations	236,864	92,346	331,392	149,489
Distributions to shareholders:
Class I	(154,580)	(60,107)	(285,592)	(99,901)
Class S	(22,453)	(11,722)	(42,050)	(20,098)
Class D	(13,834)	(1,829)	(24,008)	(3,326)
Net decrease in net assets from distributions	(190,867)	(73,658)	(351,650)	(123,325)
Share transactions:
Class I:
Proceeds from shares sold	739,766	979,946	1,985,417	1,399,370
Share transfers between classes	4,764	—	5,263	—
Distributions reinvested	48,219	14,541	87,726	25,223
Repurchased shares, net of early repurchase deduction	(119,536)	—	(140,349)	(10,250)
Net increase in net assets from share transactions	673,213	994,487	1,938,057	1,414,343
Class S:
Proceeds from shares sold	126,527	151,402	290,272	296,383
Share transfers between classes	(4,764)	(655)	(5,263)	(655)
Distributions reinvested	6,012	2,131	11,004	3,180
Repurchased shares, net of early repurchase deduction	(8,056)	(132)	(17,212)	(258)
Net increase in net assets from share transactions	119,719	152,746	278,801	298,650
Class D:
Proceeds from shares sold	154,849	14,158	335,072	33,718
Share transfers between classes	—	655	—	655
Distributions reinvested	4,964	339	8,306	581
Repurchased shares, net of early repurchase deduction	(16,994)	—	(16,994)	—
Net increase in net assets from share transactions	142,819	15,152	326,384	34,954
Total increase in net assets	981,748	1,181,073	2,522,984	1,774,111
Net assets, beginning of period	7,441,932	2,354,430	5,900,696	1,761,392
Net assets, end of period	$8,423,680	$3,535,503	$8,423,680	$3,535,503

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$331,392	$149,489
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized (gains) losses on investments and foreign currency transactions	11,026	(8,210)
Net unrealized gains on investments and foreign currency transactions	(25,012)	(28,928)
Net (gain) loss on interest rate swaps accounted for as hedge instruments and the related hedged items	(1,760)	22
Net accretion of discount on investments	(13,527)	(6,378)
PIK interest	(28,369)	(6,825)
Collections of PIK interest	141	—
PIK dividends	(5,504)	(1,484)
Amortization of debt issuance costs	7,413	2,630
Accretion of discount on notes payable	2,765	—
Amortization of offering costs	987	2,998
Purchases of investments	(7,545,778)	(3,325,434)
Proceeds from repayments or sales of investments	2,609,553	963,364
Changes in operating assets and liabilities:
Interest receivable	(32,489)	(15,091)
Other assets	(32,565)	(100)
Base management fee payable	2,469	8,003
Income based fee payable	7,012	4,261
Capital gains incentive fee payable	1,744	4,586
Interest and facility fees payable	39,220	7,591
Interest rate swap collateral payable	112,490	—
Accounts payable and other liabilities	16,539	1,151
Net cash used in operating activities	(4,542,253)	(2,248,355)
FINANCING ACTIVITIES:
Borrowings on debt	6,315,328	2,360,706
Repayments of debt	(4,095,040)	(1,680,190)
Debt issuance costs	(41,969)	(17,970)
Net proceeds from issuance of common shares	2,610,761	1,729,471
Repurchased shares, net of early repurchase deduction	(174,555)	(10,508)
Distributions to shareholders	(224,787)	(80,614)
Secured borrowing, net	240,176	—
Net cash provided by financing activities	4,629,914	2,300,895
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	87,661	52,540
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	170,427	57,972
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$258,088	$110,512
Supplemental Information:
Interest paid during the period	$163,059	$31,872
Distributions declared and payable during the period	$351,650	$123,325

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2025
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

The Fund reclassified certain prior period amounts in the accompanying consolidated statement of assets and liabilities and consolidated statement of operations to conform to its current period presentation. The Fund separately disclosed “interest rate swap collateral payable” and “deferred tax liabilities” from “accounts payable and other liabilities” in the accompanying consolidated statement of assets and liabilities. In addition, the Fund separately disclosed “net change in deferred tax liabilities” from “net unrealized gains (losses) from investments” in the accompanying consolidated statement of operations. These reclassifications had no impact on prior periods’ net income or net assets.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statement of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$140,948	$165,777
Restricted cash	117,140	4,650
Total cash, cash equivalents and restricted cash	$258,088	$170,427

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

Equity investments in a collateralized loan obligation (“CLO”) recognize interest income by utilizing an effective interest methodology based upon an effective yield to maturity utilizing projected cash flows, as required by ASC 325-40, Beneficial Interest in Securitized Financial Assets.

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

The Fund may hold certain portfolio company investments through consolidated taxable subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statement of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. The Fund recorded deferred tax liabilities in the accompanying consolidated statement of assets and liabilities and net change in deferred tax liabilities in the accompanying consolidated statement of operations for certain of the Fund’s taxable consolidated subsidiaries.

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

The base management fee, income based fee and capital gains incentive fee that are payable under the investment advisory and management agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period.

The base management fee, income based fee and capital gains incentive fee for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Base management fee	$25,736	$9,854	$47,145	$16,503
Income based fee	$22,842	$8,867	$42,328	$14,918
Capital gains incentive fee(1)	$8,493	$3,259	$1,744	$4,642
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three and six months ended June 30, 2025 and 2024. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $15,068 as of June 30, 2025. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of June 30, 2025, the Fund has paid capital gains incentive fee since inception totaling $56. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and six months ended June 30, 2025, the Fund incurred $1,952 and $3,622, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement, of which $1,952 and $3,155, respectively, were supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below). For the three and six months ended June 30, 2024, the Fund incurred $1,515 and $2,847, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement, of which $1,515 and $2,576, respectively, were supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement.

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

The shareholder servicing and/or distribution fees that were attributable to Class S shares and Class D shares for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Class S	$2,225	$1,157	$4,160	$1,979
Class D	$377	$50	$653	$90

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

The Fund’s investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of June 30, 2025, $2,487 of base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Base Management Fee and Income Based Fee Waived	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Annualized Distribution per Share(2)	Eligible for Reimbursement through
December 31, 2022	$1,449	$(129)	$(1,320)	$—	$—	5.04%	—	12/31/2025
January 31, 2023	$1,088	$(398)	$(690)	$—	$—	4.56%	—	01/31/2026
February 28, 2023	$891	$(216)	$(675)	$—	$—	3.53%	—	02/28/2026
March 31, 2023	$916	$(144)	$(199)	$—	$573	3.63%	—	03/31/2026
April 30, 2023	$1,083	$(458)	$—	$—	$625	2.99%	—	04/30/2026
May 31, 2023	$1,312	$(569)	$—	$—	$743	2.47%	—	05/31/2026
June 30, 2023	$2,253	$(727)	$—	$—	$1,526	2.48%	—	06/30/2026
July 31, 2023	$2,502	$(1,132)	$—	$—	$1,370	1.16%	—	07/31/2026
August 31, 2023	$2,300	$—	$—	$—	$2,300	1.94%	$2.3910	08/31/2026
September 30, 2023	$1,636	$—	$—	$—	$1,636	1.66%	$2.3910	09/30/2026
October 31, 2023	$—	$—	$—	$—	$—	1.20%	$2.3910	10/31/2026
November 30, 2023	$1,637	$—	$—	$—	$1,637	1.18%	$2.5716	11/30/2026
December 31, 2023	$1,144	$—	$—	$—	$1,144	1.08%	$2.5716	12/31/2026
January 31, 2024	$1,592	$—	$—	$—	$1,592	1.20%	$2.5716	01/31/2027
February 29, 2024	$2,183	$—	$—	$—	$2,183	1.10%	$2.5716	02/28/2027
March 31, 2024	$2,194	$—	$—	$—	$2,194	1.49%	$2.5716	03/31/2027
April 30, 2024	$3,066	$—	$—	$—	$3,066	1.21%	$2.5716	04/30/2027
May 31, 2024	$2,437	$—	$—	$—	$2,437	1.18%	$2.5716	05/31/2027
June 30, 2024	$3,170	$—	$—	$—	$3,170	1.22%	$2.5716	06/30/2027
July 31, 2024	$1,164	$—	$—	$—	$1,164	1.01%	$2.5716	07/31/2027
August 31, 2024	$4,291	$—	$—	$—	$4,291	1.02%	$2.5716	08/31/2027
September 30, 2024	$5,402	$—	$—	$—	$5,402	0.96%	$2.5716	09/30/2027
October 31, 2024	$3,598	$—	$—	$—	$3,598	0.95%	$2.5716	10/31/2027
November 30, 2024	$3,911	$—	$—	$—	$3,911	0.95%	$2.5716	11/30/2027
December 31, 2024	$3,736	$—	$—	$—	$3,736	0.86%	$2.5716	12/31/2027
January 31, 2025	$—	$—	$—	$—	$—	0.81%	$2.5716	01/31/2028
February 28, 2025	$—	$—	$—	$—	$—	0.94%	$2.5716	02/29/2028
March 31, 2025	$10,436	$—	$—	$—	$10,436	0.91%	$2.5716	03/31/2028
April 30, 2025	$9,348	$—	$—	$—	$9,348	0.93%	$2.5716	04/30/2028
May 31, 2025	$4,915	$—	$—	$—	$4,915	0.80%	$2.5716	05/31/2028
June 30, 2025	$5,853	$—	$—	$—	$5,853	0.95%	$2.5716	06/30/2028
________________________________________

(1)In accordance with the Expense Support and Conditional Reimbursement Agreement, the ratio of operating expenses excludes organization and offering expenses, stated interest expense, any base management fee and any incentive fee.

(2)The annualized distribution per share is the annualized regular cash distributions per share, exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees and special distributions, if any.

4. INVESTMENTS

As of June 30, 2025 and December 31, 2024, investments consisted of the following:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$13,296,543	$13,349,419	$10,092,681	$10,130,307
Second lien senior secured loans	198,213	198,632	157,058	158,500
Senior subordinated loans	699,850	758,526	214,927	213,500
Corporate bonds	97,600	98,776	64,700	65,312
Collateralized loan obligations	746,746	750,653	366,165	370,985
Commercial mortgage-backed securities	64,628	64,898	29,112	29,161
Private asset-backed investments	219,719	228,776	209,600	208,357
Preferred equity	153,701	169,670	107,984	122,570
Other equity	347,569	374,675	239,826	250,457
Total	$15,824,569	$15,994,025	$11,482,053	$11,549,149
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025	December 31, 2024
Industry
Software and Services	20.3%	21.8%
Health Care Equipment and Services	10.9	9.0
Commercial and Professional Services	8.4	7.3
Consumer Services	7.8	8.7
Insurance	7.5	6.3
Capital Goods	7.0	8.8
Investment Funds and Vehicles	6.3	4.2
Financial Services	6.2	6.7
Sports, Media and Entertainment	4.2	5.8
Pharmaceuticals, Biotechnology and Life Sciences	3.7	4.7
Independent Power and Renewable Electricity Producers	3.1	0.7
Materials	2.3	2.3
Consumer Distribution and Retail	2.2	2.7
Food and Beverage	1.7	1.7
Transportation	1.4	1.3
Other	7.0	8.0
Total	100.0%	100.0%

	As of
	June 30, 2025	December 31, 2024
Geographic Region
United States	87.4%	90.3%
Europe	6.7	5.5
Bermuda/Cayman Islands	4.1	2.9
Canada	1.7	1.2
Other	0.1	0.1
Total	100.0%	100.0%
As of June 30, 2025, none of the loans were on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value).

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder has approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of June 30, 2025, the Fund’s asset coverage was 218%.

The Fund’s outstanding debt as of June 30, 2025 and December 31, 2024 was as follows:

	As of
	June 30, 2025					December 31, 2024
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,085,000	(2)	$146,076	$146,146		$1,810,000	(2)	$489,506	$489,453
SG Funding Facility	1,825,000	(3)	912,811	912,810		1,825,000	(3)	861,811	861,811
SB Funding Facility	750,000		150,000	150,000		750,000		75,000	75,000
BNP Funding Facility	500,000		500,000	500,000		500,000		250,000	250,000
January 2037 CLO Notes(4)	476,000		476,000	473,326	(5)	476,000		476,000	473,120	(5)
April 2038 CLO Debt(4)	350,000		350,000	348,145	(5)	—		—	—
March 2028 Notes	1,000,000		1,000,000	1,002,307	(5)(6)	1,000,000		1,000,000	984,492	(5)(6)
September 2028 Notes	600,000		600,000	595,392	(5)(6)	—		—	—
August 2029 Notes	700,000		700,000	705,224	(5)(6)	700,000		700,000	687,445	(5)(6)
February 2030 Notes	750,000		750,000	728,855	(5)(6)	750,000		750,000	705,863	(5)(6)
September 2030 Notes	500,000		500,000	495,882	(5)(6)	—		—	—
March 2032 Notes	750,000		750,000	767,167	(5)(6)	—		—	—
Total	$11,286,000		$6,834,887	$6,825,254		$7,811,000		$4,602,317	$4,527,184
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility, SB Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $4,552,500 and $2,625,000 as of June 30, 2025 and December 31, 2024, respectively.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,000,000.

(4)Excludes the January 2037 CLO Subordinated Notes and April 2038 CLO Subordinated Notes (each as defined below), which were retained by the Fund and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the September 2028 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes and the March 2032 Notes (each as defined below) as of June 30, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Note 6 for more information on the interest rate swaps related to these unsecured notes issuances.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Fund’s outstanding debt as of June 30, 2025 were 6.2% and 5.1 years, respectively, and as of December 31, 2024 were 6.3% and 5.0 years, respectively. The weighted average stated interest rate of all the Fund’s outstanding debt as of June 30, 2025 and December 31, 2024 includes the impact of interest rate swaps. See Note 6 for more information on the interest rate swaps.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Fund to borrow up to $3,085,000 at any one time outstanding. As of June 30, 2025, the end of the revolving period and the stated maturity date were April 15, 2029 and April 15, 2030, respectively. The Revolving Credit Facility also provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $4,552,500. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods. See Note 12 for a subsequent event relating to the Revolving Credit Facility.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of June 30, 2025, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2025 and December 31, 2024, there was $146,076 and $489,506 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $175,000. As of June 30, 2025 and December 31, 2024, the Fund had no letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit and swingline loans issued.

Since April 15, 2025, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650% or 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to April 15, 2025, the interest rate charged on the Revolving Credit Facility was based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.750% or 1.875% or an “alternate base rate” plus an applicable spread of either 0.750% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of June 30, 2025, the one, three and six month SOFR was 4.32%, 4.29% and 4.15%, respectively. As of June 30, 2025, the applicable spread in effect was 1.525%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is secured by certain assets in the Fund’s portfolio and excludes investments held by ASIF Funding I (as defined below) under the SG Funding Facility, those held by ASIF Funding II (as defined below) under the SB Funding Facility, those held by ASIF Funding III (as defined below) under the BNP Funding Facility and those held by ADL CLO 3 and ADL CLO 5 (each as defined below), and certain other investments.

For the three and six months ended June 30, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$2,631	$3,931	$4,819	$11,450
Credit facility fees	2,291	1,324	3,877	1,691
Amortization of debt issuance costs	1,024	741	1,697	1,094
Total interest and credit facility fees expense	$5,946	$5,996	$10,393	$14,235
Cash paid for interest expense	$4,892	$3,840	$9,589	$11,438
Average stated interest rate	5.79%	7.29%	6.00%	7.22%
Average outstanding balance	$179,635	$213,308	$159,823	$313,760

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

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of June 30, 2025, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of June 30, 2025 and December 31, 2024, there was $912,811 and $861,811 outstanding, respectively, under the SG Funding Facility. Since August 28, 2024, the interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.05% per annum. Prior to August 28, 2024, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 2.60% per annum. In addition to the stated interest expense on the SG Funding Facility, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. See Note 12 for a subsequent event relating to the SG Funding Facility.

For the three and six months ended June 30, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$14,046	$9,705	$26,998	$16,868
Credit facility fees	1,514	1,152	2,758	2,199
Amortization of debt issuance costs	954	712	1,896	1,314
Total interest and credit facility fees expense	$16,514	$11,569	$31,652	$20,381
Cash paid for interest expense	$15,559	$9,504	$29,777	$17,719
Average stated interest rate	6.35%	7.94%	6.40%	7.94%
Average outstanding balance	$874,602	$483,407	$838,960	$419,973

SB Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility (as amended, the “SB Funding Facility”), that allows ASIF Funding II to borrow up to $750,000 at any one time outstanding. The end of the reinvestment period and the stated maturity date are October 8, 2027 and April 8, 2034, respectively.

In addition, the Fund, as transferor, and ASIF Funding II, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding II certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding II under the SB Funding Facility are secured by substantially all assets held by ASIF Funding II.

Under the SB Funding Facility, the Fund and ASIF Funding II, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The SB Funding Facility includes usual and customary events of default for facilities of this nature. As of June 30, 2025, the Fund and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

As of June 30, 2025 and December 31, 2024, there was $150,000 and $75,000 outstanding, respectively, under the SB Funding Facility. Since April 8, 2025, the interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period. Prior to April 8, 2025, the interest rate charged on the SB Funding Facility was based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of June 30, 2025, the applicable spread in effect was 1.90%. In addition to the stated interest expense on the SB Funding Facility, ASIF Funding II is also required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility prior to July 8, 2025 and, on and after July 8, 2025, between 0.50% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility.

For the three and six months ended June 30, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SB Funding Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$2,143	$2,790	$3,361	$3,005
Credit facility fees	—	240	863	333
Amortization of debt issuance costs	139	169	332	222
Total interest and credit facility fees expense	$2,282	$3,199	$4,556	$3,560
Cash paid for interest expense	$2,031	$2,715	$4,229	$2,715
Average stated interest rate	6.20%	7.73%	6.30%	7.73%
Average outstanding balance	$136,813	$142,857	$106,077	$76,923

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

Under the BNP Funding Facility, the Fund and ASIF Funding III, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. As of June 30, 2025, the Fund and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

As of June 30, 2025 and December 31, 2024, there was $500,000 and $250,000 outstanding, respectively, under the BNP Funding Facility. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of June 30, 2025, the applicable spread in effect was 1.40%. In addition to the stated interest expense on the BNP Funding Facility, ASIF Funding III is also required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility.

For the three and six months ended June 30, 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Stated interest expense	$5,766	$9,181
Credit facility fees	87	150
Amortization of debt issuance costs	241	480
Total interest and credit facility fees expense	$6,094	$9,811
Cash paid for interest expense	$4,004	$5,188
Average stated interest rate	5.69%	5.70%
Average outstanding balance	$400,621	$320,334

Debt Securitizations

ADL CLO 3 Debt Securitization

In November 2024, the Fund, through its wholly owned, consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694,100 term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by the Fund, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes (the “January 2037 CLO Indenture”) and include (i) $399,000 of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35,000 of Class A-2 Senior Notes (the “January 2037 Class A-2 CLO Notes”); (iii) $42,000 of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 CLO Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) approximately $218,100 of subordinated notes (the “January 2037 CLO Subordinated Notes”). The Fund retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of June 30, 2025:

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

ADL CLO 5 Debt Securitization

In April 2025, the Fund, through its wholly owned, consolidated subsidiary, Ares Direct Lending CLO 5 LLC (“ADL CLO 5”), completed a $499,100 term debt securitization (the “ADL CLO 5 Debt Securitization”). The ADL CLO 5 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by the Fund, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered and the loans incurred in the ADL CLO 5 Debt Securitization that mature on April 20, 2038 (collectively, the “April 2038 CLO Debt”) were issued by ADL CLO 5 pursuant to the indenture and security agreement (the “April 2038 CLO Indenture”) and the credit agreement (the “April 2038 CLO Credit Agreement” and, together with the April 2038 CLO Indenture, the “April 2038 CLO Debt Agreements”) governing the April 2038 CLO Debt and include (i) $210,000 of Class A-1 Senior Notes (the “April 2038 Class A-1 CLO Notes”); (ii) $75,000 of Class A-1A Loans (the “April 2038 CLO Loans”); (iii) $15,000 of Class A-2 Senior Notes (the “April 2038 Class A-2 CLO Notes”); (iv) $50,000 of Class B Senior Notes (the “April 2038 Class B CLO Notes” and, together with the April 2038 Class A-1 CLO Notes, the April 2038 CLO Loans and the April 2038 Class A-2 CLO Notes, the “April 2038 CLO Secured Debt”); and (v) approximately $149,100 of subordinated notes (the “April 2038 CLO Subordinated Notes”). The Fund retained all of the April 2038 CLO Subordinated Notes, as such, the April 2038 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2038 CLO Notes as of June 30, 2025:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
April 2038 Class A-1 CLO Notes	Senior Secured Floating Rate	$210,000	April 20, 2038	SOFR+1.38%
April 2038 Class A-1A CLO Loans	Senior Secured Floating Rate	75,000	April 20, 2038	SOFR+1.38%
April 2038 Class A-2 CLO Notes	Senior Secured Floating Rate	15,000	April 20, 2038	SOFR+1.60%
April 2038 Class B CLO Notes	Senior Secured Floating Rate	50,000	April 20, 2038	SOFR+1.70%
Total April 2038 CLO Secured Debt		$350,000
April 2038 CLO Subordinated Notes	Subordinated	149,100	April 20, 2038	None
Total April 2038 CLO Debt		$499,100
The April 2038 CLO Secured Debt is the secured obligation of ADL CLO 5 and is backed by a diversified portfolio of first lien senior secured loans contributed by the Fund to ADL CLO 5 pursuant to the terms of a contribution agreement. The April 2038 CLO Indenture contains certain conditions pursuant to which additional loans can be acquired by ADL CLO 5, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the April 2038 CLO Secured Debt. Through April 20, 2030, all principal collections received on the underlying collateral may be used by ADL CLO 5 to purchase new collateral under the direction of the Fund’s investment adviser, in its capacity as asset manager to ADL CLO 5 under an asset management agreement and in accordance with the Fund’s investment strategy, including additional collateral that may be purchased from the Fund, pursuant to the terms of a master purchase and sale agreement between the Fund as seller and ADL CLO 5 as buyer. The April 2038 CLO Debt Agreements includes customary covenants and events of default. The Fund’s investment adviser serves as asset manager to ADL CLO 5 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. The Fund’s investment adviser has agreed to waive any management fees from ADL CLO 5.

The interest rate charged on the January 2037 CLO Secured Notes and April 2038 CLO Secured Debt is based on SOFR plus a blended weighted average spread of 1.62% and 1.44%, respectively. For the three and six months ended June 30, 2025, the components of interest expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the January 2037 CLO Secured Notes and April 2038 CLO Secured Debt were as follows.

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Stated interest expense	$11,477	$18,683
Amortization of debt issuance costs	122	252
Total interest expense	$11,599	$18,935
Cash paid for interest expense	$12,651	$12,651
Average stated interest rate	5.74%	5.86%
Average outstanding balance	$791,385	$634,564

Unsecured Notes

The Fund has issued certain unsecured notes (the Fund refers to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refers to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of June 30, 2025 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000,000	5.960%	November 21, 2024	March 15, 2028
September 2028 Notes	$600,000	6.058%	June 9, 2025	September 9, 2028
August 2029 Notes	$700,000	6.520%	June 5, 2024	August 15, 2029
February 2030 Notes	$750,000	6.614%	October 2, 2024	February 15, 2030
September 2030 Notes	$500,000	6.360%	June 9, 2025	September 9, 2030
March 2032 Notes	$750,000	6.150%	January 21, 2025	March 21, 2032

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

Pursuant to the terms of the Registration Rights Agreements for the March 2028 Notes, the August 2029 Notes, February 2030 Notes and March 2032 Notes, the Fund filed a registration statement with the SEC and, on April 24, 2025, commenced an offer to exchange the unregistered notes of each such series of Unsecured Notes that were initially issued on November 21, 2024, June 5, 2024, October 2, 2024 and January 21, 2025 for newly issued registered notes with substantially identical terms (the “2025 Exchange Offer”). The 2025 Exchange Offer expired on May 23, 2025 and the related exchange was completed promptly thereafter.

Ares Management Capital Markets LLC (“AMCM”), an affiliate of Ares Management, served as an initial purchaser in connection with the Fund’s offering of certain of the Unsecured Notes issued during the six months ended June 30, 2025 and 2024. Under the purchase agreements the Fund entered into in connection with such issuances, AMCM received an aggregate of $531 of underwriting and advisory fees for the six months ended June 30, 2025 compared to $218 for the comparable period in 2024. The underwriting and advisory fees AMCM received were on terms equivalent to those of other initial purchasers.

In connection with the Unsecured Notes issued by the Fund, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Fund designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to the Fund’s interest rate swaps as of June 30, 2025 is presented below.

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6490%	March 15, 2028	$1,000,000
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	September 9, 2028	$600,000
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	August 15, 2029	$700,000
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	February 15, 2030	$750,000
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	September 9, 2030	$500,000
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	March 21, 2032	$750,000

See Note 6 for more information on the interest rate swaps.

For the three and six months ended June 30, 2025 and 2024, the components of interest expense and cash paid for interest expense for the Unsecured Notes were as follows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense(1)	$55,589	$3,788	$103,298	$3,788
Amortization of debt issuance costs	1,414	50	2,609	50
Accretion of discount	1,514	58	2,765	58
Net (gain) loss on interest rate swaps accounted for as hedge instruments and the related hedged items	(672)	22	(1,760)	22
Total interest expense	$57,845	$3,918	$106,912	$3,918
Cash paid for interest expense(1)	$51,258	$—	$98,541	$—
________________________________________

(1)Includes the impact of the interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Fund to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of June 30, 2025, the Fund was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Fund’s foreign currency forward derivative instruments as of June 30, 2025 and December 31, 2024 is presented below.

	As of June 30, 2025
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		¥4,242,140	$30,388	$(31,093)	Accounts payable and other liabilities
Foreign currency forward contract	NOK	1,327,000	127,414	(129,517)	Accounts payable and other liabilities
Foreign currency forward contract		£326,480	388,397	(396,933)	Accounts payable and other liabilities
Foreign currency forward contract		€303,830	345,553	(355,811)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	265,761	192,948	(196,330)	Accounts payable and other liabilities
Foreign currency forward contract		€212,468	237,972	(247,318)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	56,037	40,559	(40,893)	Accounts payable and other liabilities
Foreign currency forward contract	NOK	54,034	5,004	(5,184)	Accounts payable and other liabilities
Foreign currency forward contract		£52,314	66,800	(69,305)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	19,036	12,330	(12,468)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	8,111	5,367	(5,368)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	7,919	4,773	(4,820)	Accounts payable and other liabilities
Total			$1,457,505	$(1,495,040)

	As of December 31, 2024
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	NOK	910,877	$307,682	$(305,484)	Other assets
Foreign currency forward contract		€101,075	104,738	(103,498)	Other assets
Foreign currency forward contract		£70,493	89,788	(88,011)	Other assets
Foreign currency forward contract		€65,111	69,497	(68,083)	Other assets
Foreign currency forward contract	CAD	33,593	25,013	(24,034)	Other assets
Foreign currency forward contract	CAD	30,622	21,367	(21,334)	Other assets
Foreign currency forward contract		£28,842	36,242	(36,023)	Other assets
Foreign currency forward contract	NOK	27,017	2,502	(2,374)	Other assets
Foreign currency forward contract	AUD	9,518	6,165	(5,917)	Other assets
Foreign currency forward contract	AUD	4,057	2,684	(2,520)	Other assets
Foreign currency forward contract	NZD	2,520	1,543	(1,437)	Other assets
Total			$667,221	$(658,715)

As of June 30, 2025 and December 31, 2024, the counterparties to each of the Fund’s foreign currency forward contracts were Canadian Imperial Bank of Commerce and Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Fund for the three and six months ended June 30, 2025 and 2024 are in the following locations in the consolidated statement of operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instrument	Statement Location	2025	2024	2025	2024
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$(15,508)	$196	$(12,321)	$196
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions	$(25,497)	$(256)	$(46,042)	$523

Interest Rate Swaps

In connection with the Unsecured Notes, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Fund designated these interest rate swaps and the Unsecured Notes as qualifying fair value hedge accounting relationships. As of June 30, 2025 and December 31, 2024, the counterparty to all of the Fund’s interest rate swaps was Wells Fargo Bank, N.A. Certain information related to the Fund’s interest rate swaps as of June 30, 2025 is presented below.

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6490%	March 15, 2028	$1,000,000
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	September 9, 2028	$600,000
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	August 15, 2029	$700,000
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	February 15, 2030	$750,000
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	September 9, 2030	$500,000
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	March 21, 2032	$750,000

See Note 5 for more information on the Unsecured Notes.

As a result of the Fund’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Fund is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedges was approximately $672 and $1,760 for the three and six months ended June 30, 2025, which is included in “interest and credit facility fees” in the Fund’s consolidated statement of operations. The net loss related to the fair value hedges was approximately $22 and $22 for the three and six months ended June 30, 2024, which is included in “interest and credit facility fees” in the Fund’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of June 30, 2025 and December 31, 2024 is presented below:

	As of June 30, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap(1)	$1,000,000	March 15, 2028	$14,886	$—	Other assets
Interest rate swap(2)	$600,000	September 9, 2028	4,292	—	Other assets
Interest rate swap(3)	$700,000	August 15, 2029	17,932	—	Other assets
Interest rate swap(4)	$750,000	February 15, 2030	—	(6,106)	Accounts payable and other liabilities
Interest rate swap(5)	$500,000	September 9, 2030	5,852	—	Other assets
Interest rate swap(6)	$750,000	March 21, 2032	35,167	—	Other assets
Total			$78,129	$(6,106)
________________________________________

(1)The asset related to the fair value of the interest rate swaps was offset by a $14,424 increase to the carrying value of the March 2028 Notes.

(2)The asset related to the fair value of the interest rate swap was offset by a $4,184 increase to the carrying value of the September 2028 Notes.

(3)The asset related to the fair value of the interest rate swap was offset by a $17,731 increase to the carrying value of the August 2029 Notes.

(4)The liability related to the fair value of the interest rate swap was offset by a $6,024 decrease to the carrying value of the February 2030 Notes.

(5)The asset related to the fair value of the interest rate swap was offset by a $5,763 increase to the carrying value of the September 2030 Notes.

(6)The asset related to the fair value of the interest rate swap was offset by a $34,704 increase to the carrying value of the March 2032 Notes.

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

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Fund had the following commitments to fund various revolving and delayed draw loans:

	As of
	June 30, 2025	December 31, 2024
Total revolving loan commitments	$922,630	$643,525
Less: funded commitments	(164,317)	(112,499)
Less: unavailable revolving loan commitments due to borrowing base or other covenant restrictions	(526)	—
Total net unfunded revolving loan commitments	757,787	531,026

Total unfunded delayed draw loan commitments	1,364,220	1,025,608
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(19,350)	(603)
Total net unfunded delayed draw loan commitments	1,344,870	1,025,005
Total net unfunded revolving and delayed draw loan commitments	$2,102,657	$1,556,031

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

In addition, as of June 30, 2025 and December 31, 2024, the Fund was party to subscription agreements to fund equity investment commitments as follows:

	As of
	June 30, 2025	December 31, 2024
Total equity commitments	$76,005	$24,220
Less: funded commitments	(36,780)	(3,407)
Total net unfunded equity commitments	$39,225	$20,813

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, unfunded revolving and delayed draw loan commitments and derivatives as of June 30, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$140,948	$—	$—	$140,948
Restricted cash	$117,140	$—	$—	$117,140

First lien senior secured loans	$—	$6,513,122	$6,836,297	$13,349,419
Second lien senior secured loans	—	137,436	61,196	198,632
Senior subordinated loans	—	—	758,526	758,526
Corporate bonds	—	—	98,776	98,776
Collateralized loan obligations	—	—	750,653	750,653
Commercial mortgage-backed securities	—	—	64,898	64,898
Private asset-backed investments	—	—	228,776	228,776
Preferred equity	—	—	169,670	169,670
Other equity	—	—	334,103	334,103
Investments not measured at net asset value	$—	$6,650,558	$9,302,895	$15,953,453
Investments measured at net asset value(1)				40,572
Total investments				$15,994,025
Unfunded revolving and delayed draw loan commitments(2)	$—	$—	$(5,067)	$(5,067)
Derivatives:
Foreign currency forward contracts	$—	$(37,535)	$—	$(37,535)
Interest rate swaps	$—	$72,023	$—	$72,023
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

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Fund’s investments categorized within Level 3 as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of June 30, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$6,640,186	Yield analysis	Market yield	5.4% - 16.9%	9.6%
	196,111	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	55,316	Yield analysis	Market yield	14.6% - 16.0%	14.7%
	5,880	Broker quotes	N/A	N/A	N/A
Senior subordinated loans	758,526	Yield analysis	Market yield	6.9% - 22.6%	10.8%
Corporate bonds	98,776	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	727,526	Broker quotes	N/A	N/A	N/A
	23,127	Transaction cost	N/A	N/A	N/A
Commercial mortgage-backed securities	64,898	Broker quotes	N/A	N/A	N/A
Private asset-backed investments	163,202	Yield analysis	Market yield	4.0% - 13.8%	8.6%
	56,453	Broker quotes	N/A	N/A	N/A
	6,112	Income (other)	Constant default rate	0.0% - 7.0%	1.9%
	3,009	Transaction cost	N/A	N/A	N/A
Preferred equity	97,437	Yield analysis	Market yield	9.8% - 15.0%	13.0%
	72,233	EV market multiple analysis	EBITDA multiple	5.5x - 27.4x	20.8x
Other equity	334,103	EV market multiple analysis	EBITDA multiple	8.0x - 35.0x	14.6x
Total investments	$9,302,895
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2025:

As of and For the Three Months Ended June 30, 2025
Balance as of March 31, 2025	$7,816,904
Net realized gains	2,129
Net unrealized gains	91,402
Purchases	1,620,288
Sales	(33,334)
Repayments	(132,391)
PIK interest and dividends	17,970
Net accretion of discount on investments	5,713
Transfers in to Level 3	112,240
Transfers out of Level 3	(198,026)
Balance as of June 30, 2025	$9,302,895

As of and For the Six Months Ended June 30, 2025
Balance as of December 31, 2024	$5,935,498
Net realized losses	(829)
Net unrealized gains	127,283
Purchases	3,716,294
Sales	(89,748)
Repayments	(279,894)
PIK interest and dividends	31,824
Net accretion of discount on investments	10,346
Transfers in to Level 3	199,778
Transfers out of Level 3	(347,657)
Balance as of June 30, 2025	$9,302,895

Investments were transferred into and out of Level 3 during the three and six months ended June 30, 2025. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of June 30, 2025, the net unrealized appreciation on the investments that use Level 3 inputs was $187,929.

For the three and six months ended June 30, 2025, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of June 30, 2025, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations, was $93,110 and $127,231, respectively.

The following tables present changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2024:

As of and For the Three Months Ended June 30, 2024
Balance as of March 31, 2024	$1,452,856
Net realized gains	1,086
Net unrealized gains	25,584
Purchases	1,254,832
Sales	(24,775)
Repayments	(32,873)
PIK interest and dividends	4,141
Net accretion of discount on investments	2,129
Transfers in to Level 3	44,794
Transfers out of Level 3	(56,139)
Balance as of June 30, 2024	$2,671,635

As of and For the Six Months Ended June 30, 2024
Balance as of December 31, 2023	$1,002,343
Net realized gains	2,188
Net unrealized gains	30,651
Purchases	1,755,094
Sales	(34,272)
Repayments	(83,302)
PIK interest and dividends	7,346
Net accretion of discount on investments	3,744
Transfers in to Level 3	74,110
Transfers out of Level 3	(86,267)
Balance as of June 30, 2024	$2,671,635

Investments were transferred into and out of Level 3 during the three and six months ended June 30, 2024. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of June 30, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $39,024.

For the three and six months ended June 30, 2024, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of June 30, 2024, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations was $22,867 and $29,957, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025			December 31, 2024
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$146,146		$146,146	$489,453		$489,453
SG Funding Facility	912,810		912,810	861,811		861,811
SB Funding Facility	150,000		150,000	75,000		75,000
BNP Funding Facility	500,000		500,000	250,000		250,000
January 2037 CLO Notes (principal amount outstanding of $476,000)(2)	473,326	(3)	473,326	473,120	(3)	473,120
April 2038 CLO Debt (principal amount outstanding of $350,000 and $0, respectively)(2)	348,145	(3)	348,145	—		—
March 2028 Notes (principal amount outstanding of $1,000,000)	1,002,307	(3)(4)	1,008,340	984,492	(3)(4)	1,000,510
September 2028 Notes (principal amount outstanding of $600,000 and $0, respectively)	595,392	(3)(4)	600,216	—		—
August 2029 Notes (principal amount outstanding of $700,000)	705,224	(3)(4)	717,759	687,445	(3)(4)	712,824
February 2030 Notes (principal amount outstanding of $750,000)	728,855	(3)(4)	748,515	705,863	(3)(4)	740,565
September 2030 Notes (principal amount outstanding of $500,000 and $0, respectively)	495,882	(3)(4)	501,710	—		—
March 2032 Notes (principal amount outstanding of $750,000 and $0, respectively)	767,167	(3)(4)	754,688	—		—
Total	$6,825,254	(5)	$6,861,655	$4,527,184	(5)	$4,603,283
____________________________________

(1)The Revolving Credit Facility, the SG Funding Facility, the SB Funding Facility and the BNP Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Excludes the January 2037 CLO Subordinated Notes and April 2038 CLO Subordinated Notes, which were retained by the Fund and, as such, eliminated in consolidation. See Note 5 for more information on the Debt Securitizations.

(3)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(4)The carrying value of the March 2028 Notes, the September 2028 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes and the March 2032 Notes as of June 30, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Notes 5 and 6 for more information.

(5)Total principal amount of outstanding debt totaled $6,834,887 and $4,602,317 as of June 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	27,053	$739,766	35,864	$979,946	72,244	$1,985,417	51,289	$1,399,370
Share transfers between classes	174	4,764	—	—	192	5,263	—	—
Distributions reinvested	1,763	48,219	532	14,541	3,197	87,726	925	25,223
Repurchased shares, net of early repurchase deduction	(4,360)	(119,536)	—	—	(5,118)	(140,349)	(382)	(10,250)
Net increase	24,630	$673,213	36,396	994,487	70,515	$1,938,057	51,832	1,414,343
Class S
Subscriptions(1)	4,625	$126,527	5,540	$151,402	10,567	$290,272	10,872	$296,383
Share transfers between classes	(174)	(4,764)	(24)	(655)	(192)	(5,263)	(24)	(655)
Distributions reinvested	220	6,012	78	2,131	401	11,004	116	3,180
Repurchased shares, net of early repurchase deduction	(295)	(8,056)	(5)	(132)	(630)	(17,212)	(10)	(258)
Net increase	4,376	$119,719	5,589	$152,746	10,146	$278,801	10,954	$298,650
Class D
Subscriptions(1)	5,661	$154,849	518	$14,158	12,200	$335,072	1,237	$33,718
Share transfers between classes	—	—	24	655	—	—	24	655
Distributions reinvested	182	4,964	12	339	303	8,306	21	581
Repurchased shares, net of early repurchase deduction	(626)	(16,994)	—	—	(626)	(16,994)	—	—
Net increase	5,217	$142,819	554	$15,152	11,877	$326,384	1,282	$34,954
Total net increase	34,223	$935,751	42,539	$1,162,385	92,538	$2,543,242	64,068	$1,747,947
____________________________________

(1)See Note 12 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for Class I shares, Class S shares and Class D shares during the six months ended June 30, 2025 and 2024:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36
April 30, 2025	$27.27	$27.27	$27.27
May 31, 2025	$27.42	$27.42	$27.42
June 30, 2025	$27.51	$27.51	$27.51

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45

Distributions

The Fund’s board of trustees expects to declare monthly regular distributions for each class of its Common Shares. The following tables present the monthly regular distributions that were declared and payable during the six months ended June 30, 2025 and 2024:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
March 10, 2025	April 30, 2025	May 22, 2025	0.21430	50,430
March 10, 2025	May 30, 2025	June 25, 2025	0.21430	52,089
March 10, 2025	June 30, 2025	July 23, 2025	0.21430	52,061
Total distributions declared and payable for the six months ended June 30, 2025			$1.28580	$285,592

January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,121
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,944
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
Total distributions declared and payable for the six months ended June 30, 2024			$1.28580	$99,901

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
March 10, 2025	April 30, 2025	May 22, 2025	0.19519	7,233
March 10, 2025	May 30, 2025	June 25, 2025	0.19461	7,484
March 10, 2025	June 30, 2025	July 23, 2025	0.19514	7,736
Total distributions declared and payable for the six months ended June 30, 2025			$1.17008	$42,050

January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
Total distributions declared and payable for the six months ended June 30, 2024			$1.17057	$20,098

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
March 10, 2025	April 30, 2025	May 22, 2025	0.20868	4,270
March 10, 2025	May 30, 2025	June 25, 2025	0.20851	4,629
March 10, 2025	June 30, 2025	July 23, 2025	0.20867	4,935
Total distributions declared and payable for the six months ended June 30, 2025			$1.25178	$24,008

January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	528
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	645
Total distributions declared and payable for the six months ended June 30, 2024			$1.25192	$3,326

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

Share Repurchase Program

The Fund has commenced a share repurchase program, pursuant to which the Fund intends to offer to repurchase, at the discretion of the Fund’s board of trustees, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. The Fund’s board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in its best interest and the best interest of its common shareholders. As a result, share repurchases may not be available each quarter, or at all. All shares purchased by the Fund in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

In accordance with the Fund’s share repurchase program, shares repurchased in the Fund’s tender offers completed during the six months ended June 30, 2025 and 2024 were repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Fund’s board of trustees, except that the Fund deducted 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

The plan adopted by the Fund pursuant to Rule 18f-3 under the Investment Company Act so that the Fund may issue multiple classes of Common Shares (the “Multiple Class Plan”) provides that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through the Fund’s distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold the Fund's Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder's Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. Prior to May 8, 2024, the Fund could only waive the Early Repurchase Deduction in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction is retained by the Fund for the benefit of remaining shareholders.

The following tables present the share repurchases completed during the six months ended June 30, 2025 and 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2025	1,093	0.47%	March 20, 2025	$27.47	$29,969	—
May 31, 2025	5,281	1.80%	June 20, 2025	$27.42	$144,586	—

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 29, 2024	387	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	5	0.01%	June 20, 2024	$27.39	$132	—
_______________________________________________________________________________

(1)Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2)Amounts shown net of the Early Repurchase Deduction.

(3)All repurchase requests were satisfied in full.

10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the six months ended June 30, 2025 and 2024:

	As of and For the Six Months Ended June 30, 2025
	Class I	Class S	Class D
Per Share Data:
Net asset value at beginning of period	$27.61	$27.61	$27.61
Net investment income for period(1)	1.16	1.05	1.13
Net realized and unrealized gains for period(1)	0.02	0.02	0.02
Net increase in net assets resulting from operations	1.18	1.07	1.15
Distributions from net investment income	(1.28)	(1.17)	(1.25)
Total decrease in net assets	(0.10)	(0.10)	(0.10)
Net asset value at end of period	$27.51	$27.51	$27.51
Total return based on net asset value(2)	3.74%	3.41%	3.64%
Shares outstanding at end of period	242,935	39,641	23,649
Ratio/Supplemental Data:
Net assets at end of period	$6,682,544	$1,090,449	$650,687
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	7.66%	8.51%	7.98%
Ratio of operating expenses (including expense support) to average net assets(3)	6.85%	7.71%	7.14%
Ratio of net investment income to average net assets(3)(5)	8.54%	7.68%	8.29%
Portfolio turnover rate(3)	40%	40%	40%

	As of and For the Six Months Ended June 30, 2024
	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$27.22	$27.22	$27.22
Net investment income for period(1)	1.17	1.06	1.15
Net realized and unrealized gains for period(1)	0.34	0.34	0.34
Net increase in net assets	1.51	1.40	1.49
Distributions to shareholders(2)	(1.28)	(1.17)	(1.26)
Total increase in net assets	0.23	0.23	0.23
Net asset value, end of period	$27.45	$27.45	$27.45
Total return based on net asset value(2)	5.45%	5.05%	5.33%
Shares outstanding, end of period	103,774	21,927	3,088
Ratio/Supplemental Data:
Net assets, end of period	$2,848,832	$601,897	$84,774
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.67%	7.52%	6.92%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	5.56%	6.42%	5.80%
Ratio of net investment income to average net assets(3)(5)	8.67%	7.82%	8.43%
Portfolio turnover rate(3)	58%	58%	58%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the six months ended June 30, 2025 and 2024, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the six months ended June 30, 2025 and 2024, the ratio of operating expenses to average net assets consisted of the following:

	For the Six Months Ended June 30, 2025
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.17	1.17	1.17
Interest and credit facility fees	4.93	4.93	5.00
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.31	0.31	0.31
Total operating expenses	7.66%	8.51%	7.98%

	For the Six Months Ended June 30, 2024
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.48	1.48	1.48
Interest and credit facility fees	3.19	3.19	3.19
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.75	0.75	0.75
Total operating expenses	6.67%	7.52%	6.92%
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

12. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the six months ended June 30, 2025, except as discussed below.

In July 2025, the Fund increased the total commitment under its Revolving Credit Facility from $3.085 billion to $3.225 billion. The other terms of the Revolving Credit Facility remained unchanged.

In August 2025, the Fund and ASIF Funding I entered into an agreement to amend the SG Funding Facility. The amendment, among other things, (a) extended the reinvestment period for the SG Funding Facility from August 28, 2027 to August 1, 2028, (b) extended the stated maturity date for the SG Funding Facility from August 28, 2029 to August 1, 2030 and (c) adjusted the interest rate charged on the SG Funding Facility from SOFR plus an applicable margin of 2.05% per annum to SOFR plus an applicable margin of (i) with respect to the term loans under the SG Funding Facility, 1.85% per annum and (ii) with respect to the revolving loans under the SG Funding Facility, 1.90% per annum, plus, in each case, an applicable benchmark (Term SOFR, Daily Simple SONIA, EURIBOR or CORRA). The SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility from a maximum of $2.0 billion to a maximum of $2.5 billion. The other terms of the SG Funding Facility remained materially unchanged.

Effective July 1, 2025, the Fund issued and sold approximately 9,404 Common Shares (consisting of 6,507 Class I shares, 1,437 Class S shares and 1,460 Class D shares at an offering price of $27.51 per share for each class of share), and received approximately $258,704 as payment for such shares.

The Fund received approximately $900,302 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective August 1, 2025. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of July 2025 (the “July NAV”), which is generally expected to be available within 20 business days after August 1, 2025. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the July NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2025.

As previously disclosed, on May 14, 2025, the Fund announced the declaration of regular monthly gross distributions for August and September 2025, in each case for each class of its Common Shares. On August 8, 2025, the Fund announced the declaration of regular monthly gross distributions for October, November and December 2025, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
August 29, 2025	September 24, 2025	$0.21430	$0.21430	$0.21430
September 30, 2025	October 23, 2025	$0.21430	$0.21430	$0.21430
October 31, 2025	November 21, 2025	$0.21430	$0.21430	$0.21430
November 28, 2025	December 24, 2025	$0.21430	$0.21430	$0.21430
December 31, 2025	January 23, 2026	$0.21430	$0.21430	$0.21430
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

•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the legislative, regulatory, trade, immigration and other policy changes associated with the current U.S. presidential administration;

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act. In addition, we, our investment adviser and certain of our affiliates have received an exemptive relief order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares Management and its affiliates to co-invest in portfolio companies with each other and with other affiliated investment entities (the “Co-Investment Exemptive Order”). As required by the Co-Investment Exemptive Order, we have adopted, and our board of trustees has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order, and our investment adviser and our Chief Compliance Officer will provide reporting to our board of trustees. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. There could be significant overlap in our investment portfolio and the investment portfolio of affiliated Ares Management entities that can avail themselves of the Co-Investment Exemptive Order and that have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares Management or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

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

MACROECONOMIC ENVIRONMENT

During the second quarter of 2025, leveraged corporate credit markets posted positive returns amid heightened volatility driven by shifting trade policies and geopolitical uncertainty. Although expectations for future economic growth were revised downward, a stable macroeconomic backdrop, marked by a steady labor market and inflation levels, underpinned the relative strength of U.S. debt and equity markets.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended June 30, 2025 and 2024 is presented below.

	For the Three Months Ended June 30,
(dollar amounts in thousands)	2025	2024
New investment commitments(1):
Total new investment commitments(2)	$3,306,629	$3,070,428
Less: investment commitments exited(3)	(897,766)	(693,564)
Net investment commitments	$2,408,863	$2,376,864
Principal amount of investments funded:
First lien senior secured loans	$2,562,578	$2,326,200
Second lien senior secured loans	75,961	100,552
Senior subordinated loans	76,569	36,358
Corporate bonds	123	—
Collateralized loan obligations	280,444	29,270
Private asset-backed investments	54,567	30,962
Preferred equity	37,853	27,533
Other equity	43,433	16,287
Total	$3,131,528	$2,567,162
Principal amount of investments sold or repaid:
First lien senior secured loans	$878,016	$626,176
Second lien senior secured loans	—	40,609
Senior subordinated loans	20	6,858
Corporate bonds	123	—
Collateralized loan obligations	20,966	—
Commercial mortgage backed securities	674	—
Private asset-backed investments	16,582	3,045
Preferred equity	—	4,400
Other equity	2,697	—
Total	$919,078	$681,088
Weighted average remaining term for investment commitments (in months)	73	70
Percentage of new investment commitments at floating rates	92%	96%
Weighted average yield(4):
Funded during the period at amortized cost	9.1%	10.1%
Funded during the period at fair value	9.2%	10.1%
Exited or repaid during the period at amortized cost	8.2%	9.6%
Exited or repaid during the period at fair value	8.3%	9.2%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded approximately $2.8 billion and $2.6 billion for the three months ended June 30, 2025 and 2024, respectively.

(3)Includes funded commitments. For the three months ended June 30, 2025 and 2024, investment commitments exited included exits of unfunded commitments of $21.3 million and $12.5 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of June 30, 2025 and December 31, 2024, our investments consisted of the following:

	As of
	June 30, 2025		December 31, 2024
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$13,296,543	$13,349,419	$10,092,681	$10,130,307
Second lien senior secured loans	198,213	198,632	157,058	158,500
Senior subordinated loans	699,850	758,526	214,927	213,500
Corporate bonds	97,600	98,776	64,700	65,312
Collateralized loan obligations	746,746	750,653	366,165	370,985
Commercial mortgage-backed securities	64,628	64,898	29,112	29,161
Private asset-backed investments	219,719	228,776	209,600	208,357
Preferred equity	153,701	169,670	107,984	122,570
Other equity	347,569	374,675	239,826	250,457
Total	$15,824,569	$15,994,025	$11,482,053	$11,549,149
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.2%	9.1%	9.1%	9.1%
Total portfolio(2)	9.0%	8.9%	8.9%	8.9%
First lien senior secured loans(3)	8.9%	8.8%	8.9%	8.9%
Second lien senior secured loans(3)	10.9%	10.9%	10.2%	10.1%
Senior subordinated loans(3)	9.7%	8.9%	12.2%	12.2%
Corporate bonds(3)	7.9%	7.8%	7.8%	7.8%
Collateralized loan obligations(3)	13.8%	13.7%	11.9%	11.7%
Commercial mortgage-backed securities(3)	8.3%	8.3%	8.3%	8.3%
Private asset-backed investments(3)	9.6%	9.4%	10.3%	10.4%
Other income producing equity securities(4)	12.6%	11.7%	12.1%	11.4%
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

Set forth below is the grade distribution of our portfolio companies as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025				December 31, 2024
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$255,974	1.6%	7	1.0%	$225,030	2.0%	7	1.2%
Grade 3	15,675,044	98.0	736	98.5	11,305,483	97.9	576	98.1
Grade 2	63,007	0.4	4	0.5	16,018	0.1	3	0.5
Grade 1	—	—	—	—	2,618	—	1	0.2
Total	$15,994,025	100.0%	747	100.0%	$11,549,149	100.0%	587	100.0%

As of June 30, 2025 and December 31, 2024, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.
As of June 30, 2025, none of the loans were on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value).

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

Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other allocable costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on the Expense Support and Conditional Reimbursement Agreement.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2025 and 2024

Operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total investment income	$318,768	$110,575	$584,143	$188,258
Total expenses	169,912	52,741	294,184	90,086
Expense support	(20,116)	(8,673)	(30,552)	(14,642)
Expense support recoupment	—	—	2,884	—
Net expenses	149,796	44,068	266,516	75,444
Net investment income before income taxes	168,972	66,507	317,627	112,814
Income tax expense, including excise tax	56	235	221	463
Net investment income	168,916	66,272	317,406	112,351
Net realized gains (losses) on investments and foreign currency transactions	(16,333)	5,250	(11,026)	8,210
Net unrealized gains on investments and foreign currency transactions	84,281	20,824	25,012	28,928
Net increase in net assets resulting from operations	$236,864	$92,346	$331,392	$149,489

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income	$306,979	$105,751	$562,106	$181,157
Dividend income	6,215	1,799	9,410	2,282
Other income	5,574	3,025	12,627	4,819
Total investment income	$318,768	$110,575	$584,143	$188,258

Total investment income for the three and six months ended June 30, 2025 increased from the comparable periods in 2024 primarily due to the increase in the average size of our investment portfolio, and was partially offset by the decline in the weighted average yield of our portfolio as a result of a decline in SOFR (as defined below). The average size and the weighted average yield of our portfolio at amortized cost for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Average size of portfolio(1)	$14,596,089	$4,398,968	$13,330,056	$3,693,773
Weighted average yield on portfolio	8.1%	9.8%	8.4%	10.0%
_______________________________________________________________________________

(1)Includes non-interest earning investments.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest and credit facility fees	$103,455	$24,682	$186,400	$42,094
Base management fee	25,736	9,854	47,145	16,503
Income based fee	22,842	8,867	42,328	14,918
Capital gains incentive fee(1)	8,493	3,259	1,744	4,642
Offering expenses	515	1,206	987	2,998
Shareholder servicing and distribution fees
Class S	2,225	1,157	4,160	1,979
Class D	377	50	653	90
Administrative and other fees	1,952	1,515	3,622	2,847
Other general and administrative	4,317	2,151	7,145	4,015
Total expenses	169,912	52,741	294,184	90,086
Expense support	(20,116)	(8,673)	(30,552)	(14,642)
Expense support recoupment	—	—	2,884	—
Net expenses	$149,796	$44,068	$266,516	$75,444
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three and six months ended June 30, 2025 and 2024 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stated interest expense(1)	$94,680	$20,236	$170,292	$35,133
Credit facility fees	3,892	2,716	7,690	4,223
Amortization of debt issuance costs	4,041	1,672	7,413	2,680
Accretion of discount	1,514	58	2,765	58
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	(672)	—	(1,760)	—
Total interest and credit facility fees	$103,455	$24,682	$186,400	$42,094
________________________________________

(1)Includes the impact of the interest rate swaps for the three and six months ended June 30, 2025.

Stated interest expense for the three and six months ended June 30, 2025 increased from the comparable periods in 2024 primarily due to the increase in the average principal amount of outstanding debt and was partially offset by the decline in our weighted average stated interest rate of our outstanding debt which was primarily due to the decline in SOFR and to a lesser extent, the impact of lower spreads on our outstanding debt. Average outstanding debt and weighted average stated interest rate on our outstanding debt for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Average outstanding debt	$5,848,989	$1,039,572	$5,310,587	$910,656
Weighted average stated interest rate on outstanding debt(1)	6.0%	7.7%	6.1%	7.6%
________________________________________

(1)The weighted average stated interest rate on our outstanding debt for the three and six months ended June 30, 2025 includes the impact of the interest rate swaps. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on the interest rate swaps.

The base management fee for the three and six months ended June 30, 2025 increased from the comparable periods in 2024 primarily due to the increase in the average size of our portfolio.

The income based fee for the three and six months ended June 30, 2025 increased from the comparable periods in 2024 primarily due to the increase in pre-incentive fee net investment income, as defined in the investment advisory and management agreement.

For the three and six months ended June 30, 2025, the capital gains incentive fee calculated in accordance with GAAP was $8.5 million and $1.7 million, respectively, compared to $3.3 million and $4.6 million, respectively, for the comparable periods in 2024. The capital gains incentive fee accrual for the six months ended June 30, 2025 changed from the comparable period in 2024 primarily due to net gains on investments and foreign currency transactions of $14.0 million compared to net gains of $37.1 million for the comparable period in 2024. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2025, there was approximately $15.1 million of capital gains incentive fee accrued in accordance with GAAP. As of June 30, 2025, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on the base management fee, income based fee and capital gains incentive fee.

Offering expenses include expenses incurred in connection with our continuous offering of Common Shares (as defined below). Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the three and six months ended June 30, 2025, total other expenses was approximately $9.4 million and $16.6 million, respectively, which is comprised of offering expenses, shareholder servicing and distribution fees, administrative and other fees and other general and administrative expenses, compared to $6.1 million and $11.9 million, respectively, for the comparable periods in 2024. Administrative and other fees and other general and administrative expenses for the three and six months ended June 30, 2025 increased from comparable periods in 2024, primarily as a result of the continued portfolio growth. Other expenses for the three and six months ended June 30, 2025 increased from the comparable periods in 2024, primarily as a result of our continuous registered offering of Common Shares.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2025, we recorded a net expense of $0.1 million and $0.2 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2024, we recorded a net expense of $0.2 million and $0.5 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains/Losses

For the three and six months ended June 30, 2025, we recorded net realized losses on investments of $2.3 million and net realized gains on investments of $1.8 million, respectively, compared to net realized gains on investments of $5.0 million and $8.1 million, respectively, for the comparable periods in 2024, primarily from full or partial sales or repayments of our debt investments. For the three and six months ended June 30, 2025, we also recognized net realized losses on foreign currency transactions of $14.1 million and $12.8 million, respectively, compared to net realized gains on foreign currency transactions of $0.2 million and $0.1 million, respectively, for the comparable periods in 2024.

For the three and six months ended June 30, 2025, we recorded net unrealized gains on investments, including the net change in deferred tax liabilities, of $134.8 million and $102.9 million, respectively, and net unrealized losses on foreign currency transactions of $50.5 million and $77.9 million, respectively. For the three and six months ended June 30, 2024, we recorded net unrealized gains on investments of $21.1 million and $28.5 million, respectively. For the three months ended June 30, 2024, we recorded net unrealized losses on foreign currency transactions of $0.3 million. For the six months ended June 30, 2024, we recorded net unrealized gains on foreign currency transactions of $0.4 million.

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

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of June 30, 2025, we had approximately $141 million in cash and cash equivalents and $6.8 billion in total aggregate principal amount of outstanding debt ($6.8 billion at carrying value) and our asset coverage was 218%. Subject to borrowing base and other restrictions, we had approximately $4.5 billion available for additional borrowings under the Credit Facilities as of June 30, 2025.

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

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
(in thousands)	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	27,053	$739,766	72,244	$1,985,417
Share transfers between classes	174	4,764	192	5,263
Distributions reinvested	1,763	48,219	3,197	87,726
Repurchased shares, net of early repurchase deduction	(4,360)	(119,536)	(5,118)	(140,349)
Net increase	24,630	$673,213	70,515	$1,938,057
Class S
Subscriptions(1)	4,625	$126,527	10,567	$290,272
Share transfers between classes	(174)	(4,764)	(192)	(5,263)
Distributions reinvested	220	6,012	401	11,004
Repurchased shares, net of early repurchase deduction	(295)	(8,056)	(630)	(17,212)
Net increase	4,376	$119,719	10,146	$278,801
Class D
Subscriptions(1)	5,661	$154,849	12,200	$335,072
Distributions reinvested	182	4,964	303	8,306
Repurchased shares, net of early repurchase deduction	(626)	(16,994)	(626)	(16,994)
Net increase	5,217	$142,819	11,877	$326,384
Total net increase	34,223	$935,751	92,538	$2,543,242
____________________________________

(1)See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three and six months ended June 30, 2025 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I shares, Class S shares and Class D shares during the six months ended June 30, 2025.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36
April 30, 2025	$27.27	$27.27	$27.27
May 31, 2025	$27.42	$27.42	$27.42
June 30, 2025	$27.51	$27.51	$27.51

Distributions

Our board of trustees expects to declare monthly regular distributions for each class of our Common Shares. The following tables present the monthly regular distributions that were declared and payable during the six months ended June 30, 2025 (dollars in thousands except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
March 10, 2025	April 30, 2025	May 22, 2025	0.21430	50,430
March 10, 2025	May 30, 2025	June 25, 2025	0.21430	52,089
March 10, 2025	June 30, 2025	July 23, 2025	0.21430	52,061
			$1.28580	$285,592

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
March 10, 2025	April 30, 2025	May 22, 2025	0.19519	7,233
March 10, 2025	May 30, 2025	June 25, 2025	0.19461	7,484
March 10, 2025	June 30, 2025	July 23, 2025	0.19514	7,736
			$1.17008	$42,050

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
March 10, 2025	April 30, 2025	May 22, 2025	0.20868	4,270
March 10, 2025	May 30, 2025	June 25, 2025	0.20851	4,629
March 10, 2025	June 30, 2025	July 23, 2025	0.20867	4,935
			$1.25178	$24,008

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three and six months ended June 30, 2025 for a subsequent event relating to regular distributions declared by our board of trustees.

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

Share Repurchase Program

We have commenced a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. All shares purchased by us in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

In accordance with our share repurchase program, shares repurchased in our tender offers completed during the six months ended June 30, 2025 and 2024 were repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deducted 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

The plan adopted by us pursuant to Rule 18f-3 under the Investment Company Act so that we may issue multiple classes of Common Shares (the “Multiple Class Plan”) provides that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain a minimum account balance. The Early Repurchase Deduction is retained by us for the benefit of remaining shareholders.

The following table presents the share repurchases completed during the six months ended June 30, 2025 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2025	1,093,062	0.47%	March 20, 2025	$27.47	$29,969	—
May 31, 2025	5,280,810	1.80%	June 20, 2025	$27.42	$144,586	—
_______________________________________________________________________________

(1)Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2)Amounts shown net of the Early Repurchase Deduction.

(3)All repurchase requests were satisfied in full.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025					December 31, 2024
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,085,000	(2)	$146,076	$146,146		$1,810,000	(2)	$489,506	$489,453
SG Funding Facility	1,825,000	(3)	912,811	912,810		1,825,000	(3)	861,811	861,811
SB Funding Facility	750,000		150,000	150,000		750,000		75,000	75,000
BNP Funding Facility	500,000		500,000	500,000		500,000		250,000	250,000
January 2037 CLO Notes(4)	476,000		476,000	473,326	(5)	476,000		476,000	473,120	(5)
April 2038 CLO Debt(4)	350,000		350,000	348,145	(5)	—		—	—
March 2028 Notes	1,000,000		1,000,000	1,002,307	(5)(6)	1,000,000		1,000,000	984,492	(5)(6)
September 2028 Notes	600,000		600,000	595,392	(5)(6)	—		—	—
August 2029 Notes	700,000		700,000	705,224	(5)(6)	700,000		700,000	687,445	(5)(6)
February 2030 Notes	750,000		750,000	728,855	(5)(6)	750,000		750,000	705,863	(5)(6)
September 2030 Notes	500,000		500,000	495,882	(5)(6)	—		—	—
March 2032 Notes	750,000		750,000	767,167	(5)(6)	—		—	—
Total	$11,286,000		$6,834,887	$6,825,254		$7,811,000		$4,602,317	$4,527,184
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Credit Facilities are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $4.6 billion and $2.6 billion as of June 30, 2025 and December 31, 2024, respectively.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.0 billion.

(4)Excludes the January 2037 CLO Subordinated Notes and April 2038 CLO Subordinated Notes (each as defined below), which were retained by us and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the September 2028 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes and the March 2032 Notes (each as defined below) as of June 30, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on the interest rate swaps related to these unsecured notes issuances.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our outstanding debt as of June 30, 2025 were 6.2% and 5.1 years, respectively, and as of December 31, 2024 were 6.3% and 5.0 years, respectively. The weighted average stated interest rate of all our outstanding debt as of June 30,

2025 and December 31, 2024 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on the interest rate swaps.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that allows us to borrow up to approximately $3.1 billion at any one time outstanding. As of June 30, 2025, the end of the revolving period and the stated maturity date were April 15, 2029 and April 15, 2030, respectively. As of June 30, 2025, the Revolving Credit Facility also provided for an “accordion” feature that allowed us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $4.6 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650% or 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of June 30, 2025, the applicable spread in effect was 1.525%. Additionally, we are required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. As of June 30, 2025, there was approximately $146 million aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See “Recent Developments,” as well as Note 12 to our consolidated financial statements for the three and six months ended June 30, 2025 for a subsequent event relating to the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that allows us to borrow up to approximately $1.8 billion at any one time outstanding. The end of the revolving period and the stated maturity date are August 28, 2027 and August 28, 2029, respectively. As of June 30, 2025, the SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.0 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 2.05% per annum. In addition to the stated interest expense on the SG Funding Facility, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of June 30, 2025, there was approximately $913 million aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility. See “Recent Developments,” as well as Note 12 to our consolidated financial statements for the three and six months ended June 30, 2025 for a subsequent event relating to the SG Funding Facility.

SB Funding Facility

We and our wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that allows us to borrow up to $750 million at any one time outstanding. The end of the reinvestment period and the stated maturity date were October 8, 2027 and April 8, 2034, respectively. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period. As of June 30, 2025, the applicable spread in effect was 1.90%. In addition to the stated interest expense on the SB Funding Facility, ASIF Funding II is required to pay, among other fees, a commitment fee between 0.50% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility. As of June 30, 2025, there was $150 million aggregate principal amount outstanding under the SB Funding Facility and we and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

BNP Funding Facility

We and our wholly owned subsidiary, ASIF Funding III, LLC (“ASIF Funding III”), are party to a revolving funding facility with BNP Paribus and each of the other parties thereto (the “BNP Funding Facility”), that allows us to borrow up to $500 million at any one time outstanding. The end of the reinvestment period and the stated maturity date are November 26, 2027 and November 26, 2028, respectively. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of June 30, 2025, the applicable spread in effect was 1.40%. In addition to the stated interest expense on the BNP Funding Facility, ASIF Funding III is required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility. As of June 30, 2025, there was $500 million aggregate principal amount outstanding under the BNP Funding Facility and we and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

Debt Securitizations

ADL CLO 3 Debt Securitization

In November 2024, we, through our wholly owned consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694 million term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes and include (i) $399 million of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35 million of Class A-2 Senior Notes (the “January 2037 Class A-2 CLO Notes”); (iii) $42 million of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) approximately $218 million of subordinated notes (the “January 2037 CLO Subordinated Notes”). We retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of June 30, 2025 (dollar amounts in millions):

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

ADL CLO 5 Debt Securitization

In April 2025, we, through its wholly owned, consolidated subsidiary, Ares Direct Lending CLO 5 LLC (“ADL CLO 5”), completed a $499 million term debt securitization (the “ADL CLO 5 Debt Securitization”). The ADL CLO 5 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered and the loans incurred in the ADL CLO 5 Debt Securitization that mature on April 20, 2038 (collectively, the “April 2038 CLO Debt”) were issued by ADL CLO 5 pursuant to the indenture and security agreement and the credit agreement governing the April 2038 CLO Debt and include (i) $210 million of Class A-1 Senior Notes (the “April 2038 Class A-1 CLO Notes”); (ii) $75 million of Class A-1A Loans (the “April 2038 CLO Loans”); (iii) $15 million of Class A-2 Senior Notes (the “April 2038 Class A-2 CLO Notes”); (iv) $50 million of Class B Senior Notes (the “April 2038 Class B CLO Notes” and, together with the April 2038 Class A-1 CLO Notes, the April 2038 CLO Loans and the April 2038 Class A-2 CLO Notes, the “April 2038 CLO Secured Debt”); and (v) approximately $149 million of subordinated notes (the “April 2038 CLO Subordinated Notes”). We retained all of the April 2038 CLO Subordinated Notes, as such, the April 2038 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2038 CLO Notes as of June 30, 2025 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
April 2038 Class A-1 CLO Notes	Senior Secured Floating Rate	$210	April 20, 2038	SOFR+1.38%
April 2038 Class A-1A CLO Loans	Senior Secured Floating Rate	75	April 20, 2038	SOFR+1.38%
April 2038 Class A-2 CLO Notes	Senior Secured Floating Rate	15	April 20, 2038	SOFR+1.60%
April 2038 Class B CLO Notes	Senior Secured Floating Rate	50	April 20, 2038	SOFR+1.70%
Total April 2038 CLO Secured Debt		$350
April 2038 CLO Subordinated Notes	Subordinated	149	April 20, 2038	None
Total April 2038 CLO Debt		$499
The April 2038 CLO Secured Debt is the secured obligation of ADL CLO 5 and is backed by a diversified portfolio of first lien senior secured loans contributed by us to ADL CLO 5 pursuant to the terms of a contribution agreement. The interest rate charged on the April 2038 CLO Secured Debt is based on SOFR plus a blended weighted average spread of 1.44%.

Our investment adviser serves as asset manager to ADL CLO 5 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. Our investment adviser has agreed to waive any management fees from ADL CLO 5.

Unsecured Notes

We issued certain unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refer to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of June 30, 2025 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000	5.960%	November 21, 2024	March 15, 2028
September 2028 Notes	$600	6.058%	June 9, 2025	September 9, 2028
August 2029 Notes	$700	6.520%	June 5, 2024	August 15, 2029
February 2030 Notes	$750	6.614%	October 2, 2024	February 15, 2030
September 2030 Notes	$500	6.360%	June 9, 2025	September 9, 2030
March 2032 Notes	$750	6.150%	January 21, 2025	March 21, 2032
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

Pursuant to the terms of the Registration Rights Agreements for the March 2028 Notes, the August 2029 Notes, the February 2030 Notes and the March 2032 Notes, we filed a registration statement with the SEC and, on April 24, 2025, commenced an offer to exchange the unregistered notes of each such series of Unsecured Notes that were initially issued on November 21, 2024, June 5, 2024, October 2, 2024 and January 21, 2025 for newly issued registered notes with substantially identical terms (the “2025 Exchange Offer”). The 2025 Exchange Offer expired on May 23, 2025 and the related exchange was completed promptly thereafter.

In connection with the Unsecured Notes issued by us, we have entered into interest rate swaps to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to our interest rate swaps as of June 30, 2025 is presented below (dollar amounts in millions).

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6490%	March 15, 2028	$1,000
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	September 9, 2028	$600
Interest rate swap	August 2029 Notes	6.350%	SOFR + 2.2080%	August 15, 2029	$700
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	February 15, 2030	$750
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	September 9, 2030	$500
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	March 21, 2032	$750

See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on our interest rate swaps.

As of June 30, 2025, we were in compliance in all material respects with the indenture and supplemental indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In July 2025, we increased the total commitment under our Revolving Credit Facility from $3.085 billion to $3.225 billion. The other terms of the Revolving Credit Facility remained unchanged.

In August 2025, we and ASIF Funding I entered into an agreement to amend the SG Funding Facility. The amendment, among other things, (a) extended the reinvestment period for the SG Funding Facility from August 28, 2027 to August 1, 2028, (b) extended the stated maturity date for the SG Funding Facility from August 28, 2029 to August 1, 2030 and (c) adjusted the interest rate charged on the SG Funding Facility from SOFR plus an applicable margin of 2.05% per annum to SOFR plus an applicable margin of (i) with respect to term loans under the SG Funding Facility, 1.85% per annum and (ii) with respect to revolving loans under the SG Funding Facility, 1.90% per annum, plus, in each case, an applicable benchmark (Term SOFR, Daily Simple SONIA, EURIBOR or CORRA). The SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility from a maximum of $2.0 billion to a maximum of $2.5 billion. The other terms of the SG Funding Facility remained materially unchanged.

Effective July 1, 2025, we issued and sold 9,403,984 Common Shares (consisting of 6,507,330 Class I shares, 1,437,168 Class S shares and 1,459,486 Class D shares at an offering price of $27.51 per share for each class of share), and we received approximately $259 million as payment for such shares.

We received approximately $900 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective August 1, 2025. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of July 2025 (the “July NAV”), which is generally expected to be available within 20 business days after August 1, 2025. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the July NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2025.

As previously disclosed, on May 14, 2025, we announced the declaration of regular monthly gross distributions for August and September 2025, in each case for each class of our Common Shares. On August 8, 2025, we announced the declaration of regular monthly gross distributions for October, November and December 2025, in each case for each class of our Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
August 29, 2025	September 24, 2025	$0.21430	$0.21430	$0.21430
September 30, 2025	October 23, 2025	$0.21430	$0.21430	$0.21430
October 31, 2025	November 21, 2025	$0.21430	$0.21430	$0.21430
November 28, 2025	December 24, 2025	$0.21430	$0.21430	$0.21430
December 31, 2025	January 23, 2026	$0.21430	$0.21430	$0.21430
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on our critical accounting policies.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued monthly at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of our independent third‑party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments monthly, beginning as of the third quarter after origination (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our financial statement audit.

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

The Valuation Designee, subject to the oversight of our board of trustees, undertakes a multi‑step valuation process each quarter, as described below:

•Our quarterly valuation process begins with a preliminary valuation being prepared by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management and valuation team.

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

Fair Value of Financial Instruments

We follow ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

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

Our portfolio investments classified as Level 3 are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (generally defined as net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Valuation Designee may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where we have control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate EV. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where we do not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Valuation Designee considers the current contractual interest rate, the maturity and other terms of the investment relative to the risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, the Valuation Designee depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

See Note 8 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on our valuation process.

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

Investment Valuation Risk

Investments in our portfolio that do not have a readily available market value are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the IVPs that have been engaged to support the valuation of each portfolio investment without a readily available market quotation monthly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information relating to our investment valuation.

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

As of June 30, 2025, 90% of the investments at fair value in our portfolio bore interest at variable rates, 7% bore interest at fixed rates and 3% were non-income producing. Additionally, 68% of the variable rate investments at fair value contained interest rate floors. The Credit Facilities, the January 2037 CLO Notes and the April 2038 CLO Debt bear interest at variable rates with no interest rate floors. The Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our June 30, 2025 consolidated statement of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$426	$205	$221
Up 200 basis points	$288	$137	$151
Up 100 basis points	$145	$68	$77
Down 100 basis points	$(145)	$(68)	$(77)
Down 200 basis points	$(288)	$(137)	$(151)
Down 300 basis points	$(426)	$(205)	$(221)
________________________________________

(1)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2025 for more information on the income based fee.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to Item 3.02 in our Current Reports on Form 8-K filed with SEC on April 22, 2025, May 20, 2025 and June 23, 2025 for information about unregistered sales of our equity securities during the quarter.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
4.1	Indenture and Security Agreement, dated as of April 10, 2025, by and between Ares Direct Lending CLO 5 LLC, as issuer, and U.S. Bank Trust Company, National Association, as collateral trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.2	Form of Class A-1 Senior Floating Rate Notes due 2038 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.3	Form of Class A-2 Senior Floating Rate Notes due 2038 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.4	Form of Class B Senior Floating Rate Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.5	Form of Subordinated Notes due 2038 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.6	Fifth Supplemental Indenture, dated as of June 9, 2025, relating to the 5.450% Notes due 2028, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
4.7	Form of 5.450% Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
4.8	Sixth Supplemental Indenture, dated as of June 9, 2025, relating to the 5.800% Notes due 2030, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
4.9	Form of 5.800% Notes due 2030 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
4.10	Registration Rights Agreement, dated as of June 9, 2025, relating to the 5.450% Notes due 2028 by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.6 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
4.11	Registration Rights Agreement, dated as of June 9, 2025, relating to the 5.800% Notes due 2030 by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.7 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
10.1	Amendment No. 4 to Credit Agreement, dated as of April 8, 2025, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.2	Class A-1A Credit Agreement, dated as of April 10, 2025, by and among Ares Direct Lending CLO 5 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.3	Collateral Administration Agreement, dated as of April 10, 2025, by and between Ares Direct Lending CLO 5 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.4	Asset Management Agreement, dated as of April 10, 2025, by and between Ares Direct Lending CLO 5 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.5	Master Purchase and Sale Agreement, dated as of April 10, 2025, by and between Ares Strategic Income Fund, as seller, and Ares Direct Lending CLO 5 LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.6	Contribution Agreement, dated as of April 10, 2025, by and between Ares Strategic Income Fund, as transferor, and Ares Direct Lending CLO 5 LLC, as transferee (incorporated by reference to Exhibit 10.6 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).

10.7	Second Amended and Restated Senior Secured Credit Agreement, dated as of April 15, 2025, by and among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K (File No. 814-01512), filed on April 21, 2025).
10.8	Amendment No. 6 to the Loan and Servicing Agreement, dated as of August 1, 2025, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as servicer, the lenders from time to time party thereto, and Société Générale, as agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 6, 2025).
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ARES STRATEGIC INCOME FUND

Date: August 8, 2025	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

Date: August 8, 2025	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

Date: August 8, 2025	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer