Form 10-Q
period 2025-09-30
ARES STRATEGIC INCOME FUND
filed 2025-11-14
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

The number of the Registrant’s common shares, $0.01 par value per share, outstanding as of November 12, 2025 was 308,942,163, 45,981,395 and 28,224,992 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$19,458,799	$11,462,556
Non-controlled affiliate company investments	99,796	86,593
Total investments at fair value (amortized cost of $19,370,685 and $11,482,053, respectively)	19,558,595	11,549,149
Cash and cash equivalents	264,215	165,777
Restricted cash	68,670	4,650
Interest receivable	128,768	110,917
Receivable for open trades	361,803	254,059
Other assets	168,417	65,362
Total assets	$20,550,468	$12,149,914
LIABILITIES
Debt	$8,882,838	$4,527,184
Base management fee payable	10,460	6,272
Income based fee payable	27,952	15,830
Capital gains incentive fee payable	20,656	13,324
Interest and facility fees payable	63,398	58,448
Payable for open trades	910,431	1,537,150
Interest rate swap collateral payable	68,670	4,650
Accounts payable and other liabilities	52,924	40,568
Deferred tax liabilities	2,860	—
Secured borrowing	269,335	—
Distribution payable	77,964	45,138
Distribution and servicing fees payable	1,009	654
Total liabilities	10,388,497	6,249,218
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 368,501 and 213,687 common shares issued and outstanding, respectively	3,685	2,137
Capital in excess of par value	10,054,026	5,797,967
Accumulated undistributed earnings	104,260	100,592
Total net assets	10,161,971	5,900,696
Total liabilities and net assets	$20,550,468	$12,149,914

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$8,180,579	$4,761,183
Common shares outstanding ($0.01 par value, unlimited shares authorized)	296,655	172,421
Net asset value per share	$27.58	$27.61
Class S Shares:
Net assets	$1,227,021	$814,414
Common shares outstanding ($0.01 par value, unlimited shares authorized)	44,495	29,493
Net asset value per share	$27.58	$27.61
Class D Shares:
Net assets	$754,371	$325,099
Common shares outstanding ($0.01 par value, unlimited shares authorized)	27,351	11,773
Net asset value per share	$27.58	$27.61
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$351,673	$141,013	$881,433	$314,490
PIK interest income	18,732	5,637	47,101	12,750
Dividend income	7,258	2,136	16,668	4,418
Other income	13,975	3,942	26,531	8,761
Total investment income from non-controlled/non-affiliate company investments	391,638	152,728	971,733	340,419
From non-controlled affiliate company investments:
Interest income	2,183	1,570	6,160	2,137
Other income	60	19	131	19
Total investment income from non-controlled affiliate company investments	2,243	1,589	6,291	2,156
Total investment income	393,881	154,317	978,024	342,575
EXPENSES:
Interest and credit facility fees	134,006	36,264	320,406	78,358
Base management fee	29,789	13,300	76,934	29,803
Income based fee	27,952	12,576	70,280	27,494
Capital gains incentive fee	5,588	164	7,332	4,806
Offering expenses	389	363	1,376	3,361
Shareholder servicing and distribution fees
Class S	2,527	1,412	6,687	3,391
Class D	458	92	1,111	182
Administrative and other fees	2,001	1,545	5,623	4,392
Other general and administrative	3,851	2,001	10,996	6,016
Total expenses	206,561	67,717	500,745	157,803
Expense support (Note 3)	(15,363)	(10,857)	(45,915)	(25,499)
Expense support recoupment (Note 3)	4,516	—	7,400	—
Net expenses	195,714	56,860	462,230	132,304
NET INVESTMENT INCOME BEFORE INCOME TAXES	198,167	97,457	515,794	210,271
Income tax expense, including excise tax	228	234	449	697
NET INVESTMENT INCOME	197,939	97,223	515,345	209,574
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	18,995	3,808	20,751	11,919
Non-controlled affiliate company investments	2	—	4	—
Foreign currency transactions	(6,528)	32	(19,312)	131
Net realized gains	12,469	3,840	1,443	12,050
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	21,120	2,726	123,994	28,819
Non-controlled affiliate company investments	(1,827)	(534)	(662)	1,864
Foreign currency transactions	14,644	(4,720)	(63,221)	(4,283)
Net change in deferred tax liabilities	(1,698)	—	(2,860)	—
Net unrealized gains (losses)	32,239	(2,528)	57,251	26,400
Net realized and unrealized gains on investments and foreign currency transactions	44,708	1,312	58,694	38,450
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$242,647	$98,535	$574,039	$248,024

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	8.03%	SOFR (Q)	4.00%		08/2030		$30,078.7	$30,005.0	$30,133.2	(2)(7)
ACP Avenu Midco LLC (10)	First lien senior secured loan	9.31%	SOFR (Q)	5.00%		10/2029		25,403.9	25,047.0	25,403.9	(2)(7)(12)
Actfy Buyer, Inc. (10)	First lien senior secured loan	9.16%	SOFR (M)	5.00%		05/2031		32,944.6	32,412.4	32,944.6	(2)(7)(12)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (10)	First lien senior secured loan	9.70%	SOFR (Q)	5.50%		07/2030		20,604.7	20,288.2	20,604.7	(2)(5)(7)(12)
	Limited partnership interest				10/2023		100,000		110.5	141.4	(2)(5)(12)
									20,398.7	20,746.1
Adonis Bidco Inc. (10)	First lien senior secured loan	9.75% (3.00% PIK)	SOFR (Q)	5.75%		02/2032		108,095.0	106,152.8	108,095.0	(2)(7)(12)
	First lien senior secured loan	9.50%	SOFR (Q)	5.50%		02/2032		5,111.1	4,820.4	5,111.1	(2)(7)(12)
									110,973.2	113,206.1
AI Titan Parent, Inc. (10)	First lien senior secured loan	8.66%	SOFR (M)	4.50%		08/2031		53,245.3	52,795.7	53,245.3	(2)(7)(12)
Applied Systems, Inc.	First lien senior secured loan	6.25%	SOFR (Q)	2.25%		02/2031		44,676.8	44,630.0	44,689.3	(2)
Aptean, Inc. and Aptean Acquiror Inc. (10)	First lien senior secured revolving loan	8.91%	SOFR (Q)	4.75%		01/2031		460.6	426.6	460.6	(2)(7)(12)
	First lien senior secured loan	8.89%	SOFR (Q)	4.75%		01/2031		52,923.8	52,643.7	52,923.8	(2)(7)(12)
									53,070.3	53,384.4
Artifact Bidco, Inc. (10)	First lien senior secured loan	8.25%	SOFR (Q)	4.25%		07/2031		24,848.9	24,642.3	24,848.9	(2)(7)(12)
Aston Bidco (Holding) Limited (10)	First lien senior secured revolving loan	9.97%	SONIA (M)	6.00%		01/2032		0.2	0.1	0.2	(2)(5)(7)(12)
	First lien senior secured loan	10.32%	SONIA (Q)	6.00%		07/2032		100,687.6	96,497.8	100,687.6	(2)(5)(7)(12)
									96,497.9	100,687.8
Avalara, Inc.	First lien senior secured loan	7.25%	SOFR (Q)	3.25%		03/2032		1,995.0	2,001.2	1,994.4
	First lien senior secured loan	6.75%	SOFR (Q)	2.75%		03/2032		39,316.7	39,316.7	39,305.7
	First lien senior secured loan	6.75%	SOFR (Q)	2.75%		03/2032		29,943.7	29,943.7	29,935.3	(2)
									71,261.6	71,235.4
BCPE Pequod Buyer, Inc. (10)	First lien senior secured loan	7.16%	SOFR (M)	3.00%		11/2031		2,606.7	2,594.9	2,609.9	(2)
BCTO Ignition Purchaser, Inc.	Senior subordinated loan	11.83% PIK	SOFR (Q)	7.50%		10/2030		30,711.4	30,217.6	30,711.4	(2)(7)(12)
Bending Spoons US Inc.	First lien senior secured loan	9.47%	SOFR (M)	5.25%		03/2031		5,060.2	5,060.5	5,047.5	(2)(5)(7)
BEP Intermediate Holdco, LLC	First lien senior secured loan	6.91%	SOFR (M)	2.75%		04/2031		22,198.8	22,237.1	22,240.6	(2)
Bizzdesign Holding BV	First lien senior secured loan	8.50%	Euribor (Q)	6.50%		10/2031		3,229.1	2,825.0	3,229.1	(2)(5)(7)(12)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (10)	First lien senior secured loan	8.74%	SOFR (Q)	4.75%		06/2030		13,136.2	12,915.5	13,136.2	(2)(7)(12)
	Class A-1 units				06/2023		113,541		113.5	125.0	(12)
									13,029.0	13,261.2
Boost Newco Borrower, LLC	First lien senior secured loan	6.00%	SOFR (Q)	2.00%		01/2031		92,829.2	92,908.3	92,868.2	(2)
	First lien senior secured loan	4.25%	Euribor (Q)	2.25%		01/2031		11,890.9	11,848.4	11,911.7	(2)
									104,756.7	104,779.9
Capnor Connery Bidco A/S (10)	First lien senior secured loan	7.83%	Euribor (Q)	5.75%		10/2030		76,249.5	74,733.7	76,249.5	(2)(5)(12)
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P. (10)	First lien senior secured loan	9.91%	SOFR (S)	5.75%		09/2031		25,101.7	24,726.4	24,725.2	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Senior subordinated loan	13.00% PIK				09/2033		20,310.0	19,904.8	19,903.8	(2)(12)
	Limited partnership interests				09/2025		4,478,000		4,486.8	4,478.0	(2)(12)
									49,118.0	49,107.0
CBTS Borrower, LLC and CBTS TopCo, L.P. (10)	First lien senior secured loan	14.50% PIK	SOFR (Q)	10.00%		12/2030		8,584.8	8,253.0	8,584.8	(2)(7)(12)
	Series A-2 preferred shares	8.00% PIK			12/2024		1,200,000		1,281.6	1,190.9	(2)(12)
									9,534.6	9,775.7
Central Parent Inc.	First lien senior secured loan	7.25%	SOFR (Q)	3.25%		07/2029		16,100.2	14,866.1	13,890.7	(2)
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (10)	First lien senior secured revolving loan					04/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	10.41% (3.38% PIK)	SOFR (M)	6.25%		04/2030		39,499.8	38,790.8	39,499.8	(2)(7)(12)
	Series A preferred stock	15.00% PIK			04/2024		22,759		27,541.8	28,224.6	(2)(12)
									66,332.6	67,724.4
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	7.25%	SOFR (Q)	3.25%		08/2032		69,919.5	69,919.5	70,118.7	(2)
	First lien senior secured loan	7.25%	SOFR (Q)	3.25%		03/2031		59,482.7	59,378.3	59,687.4	(2)
	First lien senior secured notes	8.25%				06/2032		100.0	100.0	106.1	(2)
	Second lien senior secured notes	9.00%				09/2029		13,100.0	13,100.0	13,547.6	(2)
									142,497.8	143,459.8
Clubessential, LLC	First lien senior secured loan	7.38%	SOFR (Q)	3.00%		03/2032		16,596.2	16,568.9	16,603.2	(2)
Conservice Midco, LLC	First lien senior secured loan	6.91%	SOFR (M)	2.75%		05/2030		74,982.4	75,036.9	75,138.3	(2)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	First lien senior secured loan	8.03%	SOFR (M)	3.75%		10/2028		85,664.7	81,479.6	82,211.6	(2)(7)
	Second lien senior secured loan	10.78%	SOFR (M)	6.50%		10/2029		55,961.4	51,461.0	50,365.2	(2)(7)(12)
									132,940.6	132,576.8
Coupa Holdings, LLC and Coupa Software Incorporated (10)	First lien senior secured loan	9.56%	SOFR (Q)	5.25%		02/2030		4,532.8	4,461.3	4,532.8	(2)(7)(12)
Databricks, Inc. (10)	First lien senior secured loan	8.72%	SOFR (M)	4.50%		01/2031		87.8	87.4	88.9	(2)(12)
Dedomena Bidco Limited (10)	First lien senior secured loan	9.49%	SONIA (Q)	5.50%		06/2032		949.5	936.5	949.5	(2)(5)(7)(12)
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P. (10)	First lien senior secured loan	9.91%	SOFR (M)	5.75%		07/2030		46,413.9	45,741.5	45,717.7	(2)(7)(12)
	Second lien senior secured loan	11.16%	SOFR (M)	7.00%		02/2029		31,816.7	29,271.5	28,873.6	(2)
									75,013.0	74,591.3
Diligent Corporation (10)	First lien senior secured revolving loan	9.20%	SOFR (Q)	5.00%		08/2030		567.4	537.5	515.9	(2)(7)(9)(12)
	First lien senior secured loan	9.20%	SOFR (Q)	5.00%		08/2030		20,988.5	20,866.8	20,778.6	(2)(7)(12)
									21,404.3	21,294.5
Disco Parent, Inc.	First lien senior secured loan	7.48%	SOFR (Q)	3.25%		08/2032		5,746.3	5,735.8	5,760.6	(2)(12)
Doxim Inc. (10)	First lien senior secured revolving loan	10.65%	SOFR (M)	6.50%		11/2027		725.3	668.6	668.0	(2)(5)(7)(9)(12)
	First lien senior secured loan	10.65%	SOFR (M)	6.50%		11/2027		96,040.7	95,089.9	95,080.3	(2)(5)(7)(12)
									95,758.5	95,748.3
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
DriveCentric Holdings, LLC (10)	First lien senior secured loan	8.65%	SOFR (M)	4.50%		08/2031		27,932.0	27,683.1	27,819.1	(2)(7)(12)
Echo Purchaser, Inc. (10)	First lien senior secured loan	9.66%	SOFR (M)	5.50%		11/2029		28,001.2	27,612.0	28,001.2	(2)(7)(12)
ECi Macola/MAX Holding, LLC	First lien senior secured loan	6.75%	SOFR (Q)	2.75%		05/2030		20,940.5	20,974.1	20,923.1	(2)(7)
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (10)	First lien senior secured loan	8.68%	SOFR (M)	4.50%		09/2031		116,367.5	115,381.2	116,367.5	(2)(7)(12)
	Preferred units	12.50% PIK			09/2024		304		3,294.8	3,355.6	(2)(12)
	Class A common units				09/2024		261		261.0	284.3	(2)(12)
									118,937.0	120,007.4
Edmunds Govtech, Inc. (10)	First lien senior secured revolving loan	7.75%	SOFR (Q)	3.75%		02/2030		301.4	297.0	301.4	(2)(7)(12)
	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		02/2031		3,650.5	3,574.7	3,650.5	(2)(7)(12)
									3,871.7	3,951.9
Einstein Parent, Inc. (10)	First lien senior secured loan	10.83%	SOFR (Q)	6.50%		01/2031		16,100.7	15,815.8	16,100.7	(2)(7)(12)
Ensono, Inc.	First lien senior secured loan	8.28%	SOFR (M)	4.00%		05/2028		42,289.0	42,066.7	42,312.6	(2)(7)
Entrata Inc	First lien senior secured loan	6.87%	SOFR (S)	3.00%		09/2032		7,571.9	7,572.2	7,581.4	(12)
Epicor Software Corporation	First lien senior secured loan	6.66%	SOFR (M)	2.50%		05/2031		58,843.4	58,756.6	58,888.7	(2)(7)
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		01/2032		77,899.0	77,207.1	77,899.0	(2)(7)(12)
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	First lien senior secured loan	11.29%	SOFR (Q)	7.25%		09/2029		6,250.0	6,167.3	6,250.0	(2)(5)(7)(12)
Flexera Software LLC (10)	First lien senior secured loan	8.96%	SOFR (M)	4.75%		08/2032		21,503.1	21,450.3	21,449.3	(2)(7)(12)
	First lien senior secured loan	6.63%	Euribor (M)	4.75%		08/2032		7,892.7	7,847.2	7,872.9	(2)(7)(12)
									29,297.5	29,322.2
GHP-VGS Purchaser LLC (10)	First lien senior secured loan	9.06%	SOFR (Q)	4.75%		04/2032		13,992.2	13,860.7	13,852.3	(2)(7)(12)
Goldeneye Parent, LLC (10)	First lien senior secured loan	9.16%	SOFR (M)	5.00%		03/2032		18,385.3	18,300.0	18,293.4	(2)(7)(12)
Guidepoint Security Holdings, LLC (10)	First lien senior secured loan	9.41%	SOFR (M)	5.25%		10/2029		8,172.2	8,064.3	8,172.2	(2)(7)(12)
Hakken Midco B.V. (10)	First lien senior secured loan	9.29%	Euribor (S)	7.25%		07/2030		5,366.5	4,916.2	5,240.7	(2)(5)(7)(12)
Hyland Software, Inc. (10)	First lien senior secured loan	9.16%	SOFR (M)	5.00%		09/2030		23,478.9	23,228.1	23,478.9	(2)(7)(12)
iCapital, Inc.	Common stock				04/2025		1,776,038		24,864.0	24,864.0	(2)(12)
Icefall Parent, Inc. (10)	First lien senior secured loan	8.81%	SOFR (M)	4.50%		01/2030		10,790.7	10,634.5	10,790.7	(2)(7)(12)
ID.me, LLC and ID.me, Inc. (10)	First lien senior secured loan	10.25% (5.25% PIK)				01/2031		75,020.8	68,373.4	68,869.9	(2)(12)
	Series E preferred units				08/2025		6,769,397		10,016.0	10,016.0	(2)(12)
	Warrant to purchase common stock				01/2025	01/2035	4,329,474		6,009.0	6,405.9	(2)(12)
									84,398.4	85,291.8
Idera, Inc.	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		03/2028		12,184.3	12,039.6	10,630.8	(2)(7)
Imprivata, Inc.	First lien senior secured loan	7.00%	SOFR (Q)	3.00%		12/2027		30,156.0	30,240.2	30,259.7	(2)(7)
Internet Truckstop Group LLC (10)	First lien senior secured loan	9.40%	SOFR (Q)	5.25%		04/2027		33,285.0	33,104.5	33,285.0	(2)(7)(12)
JAMS Holdings LP and Jams Buyer LLC (10)	First lien senior secured loan	9.50%	SOFR (Q)	5.50%		06/2032		14,133.6	13,931.7	13,921.6	(2)(7)(12)
	Preferred units	8.00% PIK			06/2025		982,000		1,007.9	1,264.2	(2)(12)
									14,939.6	15,185.8
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Kairos Bidco Limited (10)	First lien senior secured revolving loan	9.08%	SOFR (Q)	4.75%		07/2032		314.1	283.5	282.7	(2)(5)(7)(12)
	First lien senior secured loan	9.06%	SOFR (M)	4.75%		07/2032		26,111.2	26,111.2	25,850.1	(2)(5)(7)(12)
									26,394.7	26,132.8
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	First lien senior secured loan	7.41%	SOFR (M)	3.25%		03/2032		19,106.2	19,155.3	19,123.5	(2)
	Second lien senior secured loan	9.16%	SOFR (M)	5.00%		03/2033		30,984.3	31,047.5	30,971.3	(2)
									50,202.8	50,094.8
Leia Finco US LLC	Second lien senior secured loan	9.57%	SOFR (Q)	5.25%		10/2032		5,903.3	5,765.3	5,895.9	(2)(5)
Magellan Topco	First lien senior secured loan	8.37%	Euribor (S)	6.25%		10/2031		978.5	882.4	978.5	(2)(5)(7)(12)
	First lien senior secured loan	8.62%	Euribor (S)	6.50%		10/2031		195.7	189.2	195.7	(2)(5)(7)(12)
									1,071.6	1,174.2
Marcel Bidco LLC	First lien senior secured loan	7.35%	SOFR (M)	3.00%		11/2030		15,337.5	15,296.7	15,337.5	(2)(5)(7)(12)
	First lien senior secured loan	5.56%	Euribor (Q)	3.50%		11/2030		7,632.3	7,637.6	7,676.3	(2)(5)
									22,934.3	23,013.8
McAfee Corp.	First lien senior secured loan	7.22%	SOFR (M)	3.00%		03/2029		30,145.3	29,823.1	28,741.7	(2)(7)
Mermaid Bidco Inc.	First lien senior secured loan	7.57%	SOFR (Q)	3.25%		07/2031		41,443.3	41,389.7	41,348.4	(2)
Metatiedot Bidco OY and Metatiedot US, LLC (10)	First lien senior secured loan	7.28%	Euribor (Q)	5.25%		11/2031		7,382.8	6,541.4	7,382.8	(2)(5)(7)(12)
	First lien senior secured loan	9.45%	SOFR (Q)	5.25%		11/2031		4,671.9	4,610.2	4,671.9	(2)(5)(7)(12)
									11,151.6	12,054.7
Mitchell International, Inc.	Second lien senior secured loan	9.41%	SOFR (M)	5.25%		06/2032		38,234.5	37,970.2	37,737.5	(2)(7)
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc. (10)	First lien senior secured revolving loan					04/2032		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	8.75% (2.25% PIK)	SOFR (Q)	4.75%		04/2032		47,551.7	47,110.0	47,076.2	(2)(7)(12)
	Series A preferred stock	13.00% PIK			04/2025		26,000		25,914.9	25,900.8	(2)(12)
									73,024.9	72,977.0
Netsmart, Inc. and Netsmart Technologies, Inc. (10)	First lien senior secured loan	9.11% (2.45% PIK)	SOFR (M)	4.95%		08/2031		80,148.6	79,492.8	80,148.6	(2)(7)(12)
North Star Acquisitionco, LLC and Toucan Bidco Limited (10)	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		05/2029		12,539.8	12,494.9	12,558.6	(2)(5)(7)(12)
	First lien senior secured loan	8.64%	NIBOR (Q)	4.50%		05/2029		2,686.9	2,432.3	2,686.9	(2)(5)(12)
	First lien senior secured loan	8.47%	SONIA (Q)	4.50%		05/2029		2,352.8	2,236.3	2,360.7	(2)(5)(12)
									17,163.5	17,606.2
OID-OL Intermediate I, LLC	First lien senior secured loan	10.31%	SOFR (Q)	6.00%		02/2029		23,135.2	23,853.8	23,843.8	(2)
Particle Luxembourg S.a.r.l.	First lien senior secured loan	7.91%	SOFR (M)	3.75%		03/2031		12,433.3	12,460.5	12,456.7	(2)(5)
PCMI Parent, LLC and PCMI Ultimate Holdings, LP (10)	First lien senior secured loan	9.52%	SOFR (Q)	5.50%		03/2032		22,146.6	21,942.5	22,146.6	(2)(7)(12)
	Class A units	9.00% PIK			03/2025		1,063		1,116.2	1,208.8	(2)(12)
	Class B units				03/2025		253,114		—	—	(12)
									23,058.7	23,355.4
Planview Parent, Inc.	First lien senior secured loan	7.50%	SOFR (Q)	3.50%		12/2027		10,356.0	10,366.4	10,183.4	(2)
Polaris Newco, LLC	First lien senior secured loan	8.57%	SOFR (Q)	4.00%		06/2028		64,116.2	62,706.4	61,720.8	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Poseidon IntermediateCo, Inc. (10)	First lien senior secured loan	8.64%	SOFR (M)	4.50%		06/2032		27,331.8	27,069.9	27,195.2	(2)(7)(12)
Project Boost Purchaser, LLC	First lien senior secured loan	7.07%	SOFR (Q)	2.75%		07/2031		61,395.1	61,303.2	61,203.6	(2)
Proofpoint, Inc.	First lien senior secured loan	7.16%	SOFR (M)	3.00%		08/2028		111,406.2	111,415.7	111,696.9	(2)(7)
	First lien senior secured loan	7.00%	SOFR (Q)	3.00%		08/2028		7,130.9	7,106.1	7,149.5	(7)
									118,521.8	118,846.4
PushPay USA Inc.	First lien senior secured loan	7.94%	SOFR (Q)	3.75%		08/2031		34,474.9	34,480.0	34,604.2	(2)
QBS Parent, Inc. (10)	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		06/2032		14,673.4	14,608.6	14,600.0	(2)(7)(12)
RealPage, Inc.	First lien senior secured loan	7.75%	SOFR (Q)	3.75%		04/2028		39,800.0	39,671.9	39,899.5	(2)(7)
	First lien senior secured loan	7.26%	SOFR (Q)	3.00%		04/2028		33,587.4	33,385.5	33,494.7	(2)(7)
									73,057.4	73,394.2
Rocket Software, Inc.	First lien senior secured loan	7.91%	SOFR (M)	3.75%		11/2028		11,387.8	11,422.3	11,405.2	(2)(7)
Runway Bidco, LLC (10)	First lien senior secured loan	9.00%	SOFR (Q)	5.00%		12/2031		1,936.7	1,919.6	1,917.4	(2)(7)(12)
Sapphire Software Buyer, Inc. (10)	First lien senior secured loan	8.87%	SOFR (S)	5.00%		09/2031		47,454.6	47,054.1	47,454.6	(2)(7)(12)
Sedgwick Claims Management Services, Inc.	First lien senior secured loan	6.66%	SOFR (M)	2.50%		07/2031		61,776.1	61,683.8	61,679.7	(2)
Severin Acquisition, LLC (10)	First lien senior secured loan	9.16% (2.25% PIK)	SOFR (M)	5.00%		10/2031		117,366.8	116,315.3	115,997.5	(2)(7)(12)
Sophia, L.P.	First lien senior secured loan	6.91%	SOFR (M)	2.75%		10/2029		65,882.1	65,855.0	65,841.3	(2)(7)
	Second lien senior secured loan	8.91%	SOFR (M)	4.75%		11/2032		5,764.7	5,751.8	5,884.8	(2)(7)
									71,606.8	71,726.1
Sovos Compliance, LLC	First lien senior secured loan	7.41%	SOFR (M)	3.25%		08/2029		5,000.0	5,018.8	5,004.5	(2)
Spaceship Purchaser, Inc. (10)	First lien senior secured revolving loan					10/2031		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.00%	SOFR (S)	5.00%		10/2031		103,753.6	102,857.8	103,753.6	(2)(7)(12)
									102,857.8	103,753.6
Spark Purchaser, Inc. (10)	First lien senior secured loan	9.50%	SOFR (Q)	5.50%		04/2031		17,124.3	16,855.2	17,124.3	(2)(7)(12)
Superman Holdings, LLC (10)	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		08/2031		47,467.0	47,274.1	47,467.0	(2)(7)(12)
Switch BBF, LLC	Private asset-backed investment	11.42%	SOFR (S)	7.17%		08/2027		1,957.2	1,957.2	1,957.2	(2)(12)
Team.blue Finco SARL	First lien senior secured loan	5.61%	Euribor (M)	3.70%		09/2029		3,522.6	3,477.6	3,513.8	(2)(5)
Transit Technologies LLC (10)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	8.85%	SOFR (Q)	4.75%		08/2031		12,166.2	12,082.9	12,166.2	(2)(7)(12)
	First lien senior secured loan	8.63%	SOFR (M)	4.50%		08/2031		6,741.0	6,673.9	6,673.6	(2)(7)(12)
									18,756.8	18,839.8
UKG Inc. and H&F Unite Partners, L.P.	First lien senior secured loan	6.81%	SOFR (Q)	2.50%		02/2031		36,221.0	36,259.1	36,174.3	(2)
UserZoom Technologies, Inc.	First lien senior secured loan	11.63%	SOFR (Q)	7.50%		04/2029		634.4	623.7	634.4	(2)(7)(12)
Vamos Bidco, Inc. (10)	First lien senior secured revolving loan	8.95%	SOFR (Q)	4.75%		01/2032		646.4	628.9	627.0	(2)(7)(12)
	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		01/2032		15,071.8	14,935.5	14,921.1	(2)(7)(12)
									15,564.4	15,548.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Vantage Data Centers Europe S.a r.l. (10)	Private asset-backed investment	8.66%	Euribor (M)	6.75%		05/2029		2,263.0	2,052.7	2,263.0	(2)(5)(12)
	Private asset-backed investment	8.76%	Euribor (M)	6.85%		05/2029		259.3	235.2	259.3	(2)(5)(12)
									2,287.9	2,522.3
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (10)	First lien senior secured loan	8.76%	SOFR (Q)	4.75%		08/2031		52,033.1	51,568.3	52,033.1	(2)(7)(12)
	Partnership units				08/2024		1,807,000		1,810.8	2,119.1	(2)(12)
									53,379.1	54,152.2
Viper Bidco, Inc. (10)	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		11/2031		14,816.7	14,686.7	14,816.7	(2)(7)(12)
	First lien senior secured loan	8.72%	SONIA (Q)	4.75%		11/2031		9,214.2	8,558.3	9,214.2	(2)(7)(12)
									23,245.0	24,030.9
Wellington Bidco Inc. and Wellington TopCo LP (10)	First lien senior secured revolving loan	8.75%	SOFR (Q)	4.75%		06/2030		1,189.7	1,122.0	1,189.7	(2)(7)(12)
	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		06/2030		51,076.7	50,678.6	51,076.7	(2)(7)(12)
	Class A-2 preferred units				06/2024		2,106,000		2,203.3	2,493.4	(2)(12)
									54,003.9	54,759.8
WorkWave Intermediate II, LLC (10)	First lien senior secured revolving loan	9.75%	SOFR (Q)	5.75%		09/2032		1,545.0	1,297.9	1,297.8	(2)(7)(12)
	First lien senior secured loan	10.25% (3.13% PIK)	SOFR (Q)	6.25%		09/2032		178,829.8	177,042.2	177,041.5	(2)(7)(12)
									178,340.1	178,339.3
ZocDoc, Inc. (10)	First lien senior secured loan	9.45%	SOFR (Q)	5.25%		07/2030		30,146.4	29,884.6	29,576.3	(2)(7)(12)
	First lien senior secured loan	7.71%	SOFR (Q)	3.50%		07/2030		1.0	1.0	1.0	(2)(7)(12)
									29,885.6	29,577.3
Zuora, Inc.	First lien senior secured loan	7.66%	SOFR (M)	3.50%		02/2032		15,778.9	15,744.3	15,668.4	(2)

									4,015,435.8	4,035,875.5		39.72%
Health Care Equipment and Services
Aerin Medical Inc. (10)	First lien senior secured loan	11.25% (3.88% PIK)	SOFR (Q)	7.25%		12/2030		16,831.3	16,478.0	16,831.3	(2)(7)(12)
	Series G preferred shares				12/2024		943,034		1,106.0	1,064.2	(2)(12)
									17,584.0	17,895.5
Agiliti Health, Inc.	First lien senior secured loan	7.24%	SOFR (S)	3.00%		05/2030		33,151.6	32,533.2	31,701.3	(2)
Amerivet Partners Management, Inc. and AVE Holdings LP	Subordinated loan	8.25% PIK				12/2030		40,314.0	39,075.2	33,460.7	(2)(12)
	Class C units				11/2023		3,849		768.4	—	(12)
	Class A units				03/2024		1,575		1,575.0	—	(12)
									41,418.6	33,460.7
Artivion, Inc. (10)	First lien senior secured revolving loan	7.79%	SOFR (Q)	3.50%		01/2031		1,983.0	1,907.9	1,983.0	(2)(5)(7)(12)
	First lien senior secured loan	9.04%	SOFR (Q)	4.75%		01/2031		26,884.3	26,381.2	26,884.3	(2)(5)(7)(12)
									28,289.1	28,867.3
athenahealth Group Inc.	First lien senior secured loan	6.91%	SOFR (M)	2.75%		02/2029		95,961.1	95,330.8	95,721.2	(2)(7)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (10)	First lien senior secured revolving loan	10.66%	SOFR (M)	6.50%		12/2028		1,032.1	986.0	619.3	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	11.45% (3.63% PIK)	SOFR (Q)	7.25%		12/2028		27,392.4	27,034.3	24,105.3	(2)(7)(12)
									28,020.3	24,724.6
Aveanna Healthcare LLC	First lien senior secured loan	7.91%	SOFR (M)	3.75%		09/2032		27,000.0	27,012.9	26,966.3	(5)
	First lien senior secured loan	7.91%	SOFR (M)	3.75%		09/2032		7,000.0	7,003.3	6,991.3	(2)(5)
									34,016.2	33,957.6
Bausch + Lomb Corporation	First lien senior secured loan	8.17%	SOFR (M)	4.00%		09/2028		22,122.1	22,125.8	22,094.5	(2)(5)
	First lien senior secured loan	8.41%	SOFR (M)	4.25%		01/2031		19,950.0	19,854.8	19,933.4	(2)(5)
									41,980.6	42,027.9
Bayou Intermediate II, LLC (10)	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		09/2032		24,605.2	24,359.3	24,359.2	(2)(7)(12)
Bracket Intermediate Holding Corp.	First lien senior secured loan	8.41%	SOFR (M)	4.25%		05/2028		37,021.8	36,977.1	37,193.6	(2)(7)
BrightStar Group Holdings, Inc. (10)	First lien senior secured revolving loan	9.00%	SOFR (Q)	5.00%		03/2032		188.3	153.8	188.3	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	5.00%		03/2032		28,519.8	28,271.0	28,519.8	(2)(7)(12)
									28,424.8	28,708.1
BVI Medical, Inc. and BVI Group Limited (10)	First lien senior secured loan	10.41% (5.00% PIK)	SOFR (M)	6.25%		03/2032		139,546.8	137,678.2	136,755.9	(2)(5)(7)(12)
	Ordinary shares				03/2025		2,249		3,000.4	2,485.4	(2)(5)(12)
									140,678.6	139,241.3
CNT Holdings I Corp	First lien senior secured loan	6.56%	SOFR (Q)	2.25%		11/2032		99,065.2	99,070.6	98,979.0	(2)(7)
Confluent Medical Technologies, Inc.	First lien senior secured loan	7.00%	SOFR (Q)	3.00%		02/2029		30,250.0	30,282.1	30,363.5	(2)(7)(12)
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc. (10)	First lien senior secured loan	7.60%	Euribor (S)	5.50%		11/2031		13,718.4	12,482.1	13,862.2	(2)(5)(7)(12)
	First lien senior secured loan	9.77%	SOFR (S)	5.50%		11/2031		3,267.1	3,209.6	3,267.1	(2)(5)(7)(12)
									15,691.7	17,129.3
Electron Bidco Inc.	First lien senior secured loan	6.91%	SOFR (M)	2.75%		11/2028		71,029.0	71,015.5	71,150.4	(2)(7)
Empower Payments Investor, LLC (10)	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		03/2031		16,886.0	16,654.9	16,886.0	(2)(7)(12)
Ensemble RCM, LLC	First lien senior secured loan	7.31%	SOFR (Q)	3.00%		08/2029		64,098.9	64,050.9	64,234.8	(2)
Envisage Management Ltd (10)	First lien senior secured loan	11.18% (2.19% PIK)	SONIA (Q)	7.19%		04/2031		5,918.9	5,480.0	5,918.9	(2)(5)(7)(12)
Gainwell Acquisition Corp.	First lien senior secured loan	8.10%	SOFR (Q)	4.00%		10/2027		76,372.4	74,264.2	75,054.9	(2)(7)
Global Medical Response, Inc. and GMR Buyer Corp.	First lien senior secured loan	7.63%	SOFR (Q)	3.50%		10/2032		99,468.9	99,220.2	99,473.8
	First lien senior secured loan	7.63%	SOFR (Q)	3.50%		10/2032		49,734.4	49,610.1	49,736.9	(2)
									148,830.3	149,210.7
Hanger, Inc. (10)	First lien senior secured loan	7.66%	SOFR (M)	3.50%		10/2031		20,076.3	20,125.5	20,109.7	(2)
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP (10)	First lien senior secured revolving loan					06/2032		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.41% (2.25% PIK)	SOFR (M)	5.25%		06/2032		158,843.3	155,920.6	157,254.8	(2)(7)(12)
	Class A units				09/2025		220,000		2,200.0	2,200.0	(2)(12)
									158,120.6	159,454.8
HuFriedy Group Acquisition LLC (10)	First lien senior secured revolving loan					05/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.67%	SOFR (Q)	5.50%		05/2031		57,768.4	56,899.4	57,768.4	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									56,899.4	57,768.4
ICU Medical Inc.	First lien senior secured loan	6.43%	SOFR (M)	2.25%		01/2029		6,377.6	6,363.1	6,385.6	(2)(5)(7)
LivTech Purchaser, Inc. (10)	First lien senior secured loan	9.15%	SOFR (M)	5.00%		11/2031		7,376.8	7,323.7	7,376.8	(2)(7)(12)
Mamba Purchaser, Inc.	First lien senior secured loan	6.89%	SOFR (M)	2.75%		10/2031		54,466.0	54,435.5	54,568.4	(2)(7)
Medline Borrower, LP	First lien senior secured loan	6.16%	SOFR (M)	2.00%		10/2030		99,520.1	99,474.2	99,458.4	(2)(7)
Next Holdco, LLC (10)	First lien senior secured loan	9.48%	SOFR (Q)	5.25%		11/2030		5,699.4	5,636.8	5,699.4	(2)(7)(12)
NMN Holdings III Corp. and NMN Holdings LP	First lien senior secured loan	7.76%	CORRA (S)	5.00%		07/2031		12,913.2	12,901.7	12,913.2	(2)(7)(12)
	First lien senior secured loan	9.03%	SOFR (M)	4.75%		07/2031		6,978.7	6,909.9	6,978.7	(2)(7)(12)
									19,811.6	19,891.9
Nomi Health, Inc.	First lien senior secured loan	12.54%	SOFR (Q)	8.25%		07/2028		18,611.2	18,271.6	19,137.5	(2)(7)(12)
	Warrant to purchase Series B preferred stock				07/2023	07/2033	10,142		—	—	(12)
	Warrant to purchase Class A common stock				06/2024	06/2034	22,661		—	—	(2)(12)
									18,271.6	19,137.5
PointClickCare Technologies Inc.	First lien senior secured loan	6.75%	SOFR (S)	2.75%		11/2031		43,040.2	43,119.2	43,064.3	(2)(5)
Project Alliance Buyer, LLC (10)	First lien senior secured loan	9.20%	SOFR (Q)	5.00%		08/2031		9,126.3	8,991.6	8,989.4	(2)(7)(12)
Project Ruby Ultimate Parent Corp.	First lien senior secured loan	7.03%	SOFR (M)	2.75%		03/2028		120,882.4	120,953.6	120,904.2	(2)
QuidelOrtho Corporation	First lien senior secured loan	8.00%	SOFR (Q)	4.00%		08/2032		10,000.0	9,801.7	9,941.7	(2)(5)
Radnet Management, Inc.	First lien senior secured loan	6.45%	SOFR (Q)	2.25%		04/2031		29,187.1	29,160.2	29,207.3	(2)(5)
Raven Acquisition Holdings, LLC (10)	First lien senior secured loan	7.16%	SOFR (M)	3.00%		11/2031		29,041.7	28,962.8	29,023.6	(2)
RegionalCare Hospital Partners Holdings, Inc.	First lien senior secured loan	7.66%	SOFR (Q)	3.50%		05/2031		8,192.8	8,204.7	8,149.3	(2)
Resonetics, LLC	First lien senior secured loan	7.06%	SOFR (Q)	2.75%		06/2031		52,265.0	52,274.3	52,193.9	(2)(7)
Revival Animal Health, LLC (10)	First lien senior secured revolving loan	10.00%	SOFR (Q)	6.00%		01/2028		1,141.6	1,127.2	1,122.5	(2)(7)(12)
	First lien senior secured loan	10.09%	SOFR (Q)	6.00%		01/2028		31,062.3	30,854.4	30,751.6	(2)(7)(12)
									31,981.6	31,874.1
Sharp Midco LLC	First lien senior secured loan	6.99%	SOFR (S)	3.00%		09/2032		51,647.6	51,648.9	51,647.6	(2)(12)
Spruce Bidco II Inc. (10)	First lien senior secured loan	9.13%	SOFR (Q)	5.00%		01/2032		97,671.1	96,124.3	97,671.1	(2)(7)(12)
	First lien senior secured loan	6.00%	TONA (S)	5.25%		01/2032		14,311.7	13,420.8	14,311.7	(2)(7)(12)
	First lien senior secured loan	7.68%	CORRA (Q)	5.00%		01/2032		14,219.2	13,418.9	14,219.2	(2)(7)(12)
									122,964.0	126,202.0
Surgery Center Holdings, Inc.	First lien senior secured loan	6.66%	SOFR (Q)	2.50%		12/2030		34,278.2	34,337.2	34,284.7	(2)(5)
Team Health Holdings, Inc.	First lien senior secured loan	8.80%	SOFR (S)	4.50%		06/2028		74,812.5	74,812.5	74,609.8	(2)
	First lien senior secured notes	8.38%				06/2028		25,000.0	25,000.0	25,537.5	(2)
									99,812.5	100,147.3
U.S. Urology Partners, LLC and General Atlantic (USU) Blocker Collection Holdco, L.P. (10)	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		04/2032		10,627.5	10,503.8	10,627.5	(2)(7)(12)
	Limited partnership interest				04/2025		2,152,000		2,152.0	2,955.1	(2)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									12,655.8	13,582.6
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (10)	First lien senior secured loan	9.76%	SOFR (Q)	5.75%		03/2029		10,698.7	10,490.8	10,698.7	(2)(7)(12)
	Class A interests				03/2023		100		100.0	156.5	(12)
									10,590.8	10,855.2
VetPartners Group Limited (10)	First lien senior secured loan	9.47%	SONIA (S)	5.50%		09/2032		48,866.9	48,149.0	48,886.8	(2)(5)(7)(12)
	First lien senior secured loan	7.61%	Euribor (Q)	5.50%		09/2032		3,131.1	3,085.1	3,132.3	(2)(5)(7)(12)
									51,234.1	52,019.1
Viant Medical Holdings, Inc.	First lien senior secured loan	8.16%	SOFR (M)	4.00%		10/2031		26,163.7	26,047.4	26,169.2	(2)
Waystar Technologies, Inc.	First lien senior secured loan	6.16%	SOFR (Q)	2.00%		10/2029		26,228.3	26,194.7	26,217.3	(2)
	First lien senior secured loan	6.00%	SOFR (Q)	2.00%		10/2029		2,524.7	2,524.7	2,523.6
									28,719.4	28,740.9

									2,292,874.6	2,293,633.1		22.57%
Commercial and Professional Services
Accommodations Plus Technologies LLC (10)	First lien senior secured loan	8.70%	SOFR (Q)	4.50%		05/2032		2,885.8	2,861.2	2,857.0	(2)(7)(12)
Aldinger Company Inc (10)	First lien senior secured revolving loan	9.36%	SOFR (Q)	5.25%		07/2027		900.6	887.5	900.6	(2)(7)(12)
	First lien senior secured loan	9.30%	SOFR (Q)	5.25%		07/2027		45,394.8	45,159.5	45,394.8	(2)(7)(12)
									46,047.0	46,295.4
AlixPartners, LLP	First lien senior secured loan	6.16%	SOFR (S)	2.00%		08/2032		79,722.5	79,722.1	79,146.9	(2)
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		01/2031		5,734.6	5,671.1	5,734.6	(2)(7)(12)
	Class A-1 units				01/2025		1,134		1,134.0	1,299.4	(2)(12)
									6,805.1	7,034.0
Bobtail AcquisitionCo, LLC (10)	First lien senior secured revolving loan	8.77%	SOFR (S)	4.75%		09/2031		252.2	169.3	168.1	(2)(9)(12)
	First lien senior secured loan	8.92%	SOFR (M)	4.75%		09/2031		29,782.9	29,489.0	29,485.0	(2)(12)
									29,658.3	29,653.1
Celnor Group Limited (10)	First lien senior secured loan	9.64%	SONIA (Q)	5.67%		08/2031		5,531.2	5,246.8	5,512.1	(2)(5)(7)(12)
	First lien senior secured loan	9.79%	SOFR (Q)	5.67%		08/2031		583.5	538.5	571.9	(2)(5)(7)(12)
	First lien senior secured loan	9.26%	SONIA (Q)	5.29%		08/2031		20.8	—	20.8	(2)(5)(7)(12)
									5,785.3	6,104.8
Corporation Service Company	First lien senior secured loan	6.16%	SOFR (M)	2.00%		11/2029		58,352.6	58,318.8	57,696.1	(2)(7)
Covanta Holding Corporation	First lien senior secured loan	6.41%	SOFR (M)	2.25%		01/2031		6,000.0	5,985.0	5,981.3	(2)(7)
Dayforce, Inc.	First lien senior secured loan	6.31%	SOFR (Q)	2.00%		03/2031		0.3	0.3	0.3	(2)(5)(12)
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P. (10)	First lien senior secured revolving loan					08/2032		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.67%	SOFR (M)	5.50%		08/2032		229,197.0	226,937.3	226,905.0	(2)(7)(12)
	Series A units	8.00% PIK			08/2025		319,400		3,218.8	3,194.0	(2)(12)
									230,156.1	230,099.0
Dorado Bidco, Inc. (10)	First lien senior secured revolving loan					09/2031		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	8.41%	SOFR (M)	4.25%		09/2031		6,941.7	6,885.0	6,941.7	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									6,885.0	6,941.7
DP Flores Holdings, LLC (10)	First lien senior secured loan	10.66% (3.25% PIK)	SOFR (M)	6.50%		09/2030		54,033.1	53,009.1	54,033.1	(2)(7)(12)
Drogon Bidco Inc. & Drogon Aggregator LP (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		08/2031		25,887.5	25,667.0	25,887.5	(2)(7)(12)
	Class A-2 common units				08/2024		2,662,000		2,662.0	2,705.5	(2)(12)
									28,329.0	28,593.0
Duraserv LLC (10)	First lien senior secured loan	8.89%	SOFR (M)	4.75%		06/2031		31,662.5	31,406.5	31,662.5	(2)(7)(12)
Eagle Parent Corp.	First lien senior secured loan	8.25%	SOFR (Q)	4.25%		04/2029		36,500.0	36,294.6	36,425.9	(2)(7)
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC (10)	First lien senior secured revolving loan	8.73%	SOFR (Q)	4.75%		07/2031		2,441.2	2,375.5	2,372.8	(2)(7)(12)
	First lien senior secured loan	8.87%	SOFR (S)	4.75%		07/2031		30,062.7	29,773.7	29,762.1	(2)(7)(12)
	Common stock				07/2025		5,162,000		5,162.0	5,162.0	(12)
									37,311.2	37,296.9
EMB Purchaser, Inc. (10)	First lien senior secured loan	8.59%	SOFR (Q)	4.50%		03/2032		111,939.9	110,884.1	111,939.9	(2)(7)(12)
Firebird Acquisition Corp, Inc. (10)	First lien senior secured revolving loan					02/2032		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.31% (2.75% PIK)	SOFR (Q)	5.00%		02/2032		17,523.5	17,445.3	17,523.5	(2)(7)(12)
	First lien senior secured loan	8.71%	SOFR (Q)	4.50%		02/2032		1,483.9	1,462.2	1,483.9	(2)(7)(12)
									18,907.5	19,007.4
FlyWheel Acquireco, Inc. (10)	First lien senior secured revolving loan	10.66%	SOFR (M)	6.50%		05/2028		428.6	403.4	428.6	(2)(7)(12)
	First lien senior secured loan	10.66%	SOFR (M)	6.50%		05/2030		13,125.0	12,865.6	13,125.0	(2)(7)(12)
									13,269.0	13,553.6
Frontline Road Safety Operations, LLC (10)	First lien senior secured revolving loan	9.07%	SOFR (Q)	4.75%		03/2032		2,043.7	1,936.6	2,043.7	(2)(9)(12)
	First lien senior secured loan	9.32% (2.00% PIK)	SOFR (M)	5.00%		03/2032		72,384.3	71,825.8	72,384.3	(2)(12)
									73,762.4	74,428.0
G702 Buyer, Inc. (10)	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		07/2031		10,227.4	10,080.4	10,074.0	(2)(7)(12)
GCM HVAC Holdco, LLC and GCM HVAC Topco, LLC	First lien senior secured loan	14.00% PIK				09/2031		3,124.2	3,070.7	3,124.2	(2)(12)
	Class A common units				09/2024		1,513,394		1,526.6	2,221.9	(12)
									4,597.3	5,346.1
GFL Environmental Inc.	First lien senior secured loan	6.67%	SOFR (Q)	2.50%		03/2032		21,659.5	21,646.5	21,631.1	(2)
Grant Thornton Advisors LLC	First lien senior secured loan	6.66%	SOFR (M)	2.50%		06/2031		8,921.5	8,940.8	8,860.8	(2)
HP RSS Buyer, Inc. (10)	First lien senior secured loan	9.00%	SOFR (Q)	5.00%		12/2029		11,650.5	11,525.1	11,650.5	(2)(7)(12)
	First lien senior secured loan	8.87%	SOFR (Q)	4.75%		12/2029		5,966.6	5,874.0	5,966.6	(2)(7)(12)
									17,399.1	17,617.1
Indigo Acquisition B.V. (10)	First lien senior secured loan	9.08% (2.45% PIK)	Euribor (Q)	6.81%		09/2031		3,060.8	2,760.9	3,060.8	(2)(5)(7)(12)
	First lien senior secured loan	10.80% (2.45% PIK)	SOFR (Q)	6.81%		09/2031		2,380.8	2,189.8	2,244.7	(2)(5)(7)(12)
									4,950.7	5,305.5
Kings Buyer, LLC (10)	First lien senior secured revolving loan	11.50%	Base Rate (Q)	4.25%		10/2027		735.4	713.4	612.9	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.65%	SOFR (Q)	5.25%		10/2027		18,101.3	17,960.5	17,194.0	(2)(7)(12)
									18,673.9	17,806.9
KPS Global LLC and Cool Group LLC (10)	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		09/2030		4,679.0	4,600.3	4,679.0	(2)(7)(12)
LABL, Inc.	First lien senior secured loan	9.26%	SOFR (M)	5.00%		10/2028		82,016.2	77,211.3	67,048.3	(2)(7)
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (10)	First lien senior secured loan	9.31%	SOFR (Q)	5.00%		07/2031		20,521.2	20,222.1	20,233.0	(2)(7)(12)
	Class A common units				07/2024		1,409,000		1,409.0	1,072.6	(2)(12)
									21,631.1	21,305.6
Lightbeam Bidco, Inc. (10)	First lien senior secured revolving loan					05/2029		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.29%	SOFR (Q)	5.00%		05/2030		17,033.5	16,842.1	17,033.5	(2)(7)(12)
									16,842.1	17,033.5
Motus LLC	First lien senior secured loan	7.75%	SOFR (Q)	3.75%		12/2028		9,899.6	9,913.3	9,879.0	(2)(7)
MSIS Holdings, Inc. and MS Precision Parent, LP (10)	First lien senior secured loan	9.00%	SOFR (Q)	5.00%		03/2031		27,062.4	26,725.8	27,062.4	(2)(7)(12)
	Class A-1 units				03/2025		1,359,000		1,359.0	1,523.0	(2)(12)
									28,084.8	28,585.4
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	First lien senior secured loan	9.43%	SOFR (Q)	5.00%		04/2029		143,655.8	137,255.6	136,599.5	(2)(7)
	First lien senior secured loan	9.18%	SOFR (Q)	4.75%		10/2028		51,649.4	49,482.2	49,066.9	(2)(7)
									186,737.8	185,666.4
North Haven Stack Buyer, LLC (10)	First lien senior secured revolving loan	8.95%	SOFR (Q)	4.75%		07/2031		999.8	991.8	999.8	(2)(7)(12)
	First lien senior secured revolving loan	11.00%	Base rate (Q)	3.75%		07/2031		84.2	83.5	84.2	(2)(7)(12)
	First lien senior secured loan	8.95%	SOFR (Q)	4.75%		07/2027		17,305.4	17,242.6	17,305.4	(2)(7)(12)
	First lien senior secured loan	8.95%	SOFR (Q)	4.75%		07/2031		371.9	371.0	371.9	(2)(7)(12)
	First lien senior secured loan	8.95%	SOFR (Q)	4.75%		07/2027		345.1	344.3	345.1	(2)(12)
									19,033.2	19,106.4
Omnia Partners, LLC	First lien senior secured loan	6.81%	SOFR (Q)	2.50%		07/2030		20,913.4	20,915.7	20,910.1	(2)
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	First lien senior secured revolving loan	9.79%	SOFR (Q)	5.50%		08/2029		1.9	1.8	1.9	(2)(7)(12)
	First lien senior secured revolving loan	11.75%	Base Rate (Q)	4.50%		08/2029		0.1	0.1	0.1	(2)(7)(12)
	First lien senior secured loan	12.29%	SOFR (Q)	8.00%		08/2029		41,327.7	39,297.6	38,434.8	(2)(7)(12)
	Warrant to purchase Class A common units				08/2023	08/2036	27,163		449.6	1,471.2	(2)(12)
	Warrant to purchase Class A common units				06/2024	06/2036	8,780		1,223.9	475.5	(2)(12)
									40,973.0	40,383.5
PSC Parent, Inc. (10)	First lien senior secured revolving loan	9.41%	SOFR (M)	5.25%		04/2030		2,814.0	2,753.1	2,814.0	(2)(7)(9)(12)
	First lien senior secured loan	9.15%	SOFR (M)	5.00%		04/2031		51,211.5	50,832.1	51,211.5	(2)(7)(12)
									53,585.2	54,025.5
PYE-Barker Fire & Safety, LLC (10)	First lien senior secured revolving loan	8.50%	SOFR (Q)	4.50%		05/2030		1,085.7	1,018.4	1,085.7	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		05/2031		40,491.8	40,302.7	40,491.8	(2)(7)(12)
									41,321.1	41,577.5
Saturn Purchaser Corp. (10)	First lien senior secured loan	9.16%	SOFR (Q)	4.85%		07/2030		7,505.7	7,480.8	7,505.7	(2)(7)(12)
Shermco Intermediate Holdings, Inc. (10)	First lien senior secured revolving loan	8.87%	SOFR (Q)	5.00%		12/2026		134.7	128.0	134.7	(2)(9)(12)
	First lien senior secured loan	9.24%	SOFR (Q)	5.00%		06/2027		3,029.5	2,975.4	3,029.5	(2)(7)(12)
									3,103.4	3,164.2
SV Newco 2, Inc. and Site 2020 Incorporated (10)	First lien senior secured revolving loan					06/2031		—	—	—	(2)(5)(7)(8)(12)
	First lien senior secured loan	8.75%	SOFR (M)	4.75%		06/2031		26,060.0	25,806.0	26,060.0	(2)(5)(7)(12)
	First lien senior secured loan	11.00%	Base Rate (Q)	3.75%		06/2031		1,921.2	1,909.5	1,921.2	(2)(5)(7)(12)
									27,715.5	27,981.2
Talon Buyer Inc. and Talon Holdings SCSP (10)	First lien senior secured loan	8.82%	SOFR (Q)	4.50%		07/2032		19,540.6	19,292.0	19,296.4	(2)(7)(12)
	Class A units				07/2025		7,785,000		7,785.0	7,785.0	(2)(5)(12)
									27,077.0	27,081.4
The Hiller Companies, LLC (10)	First lien senior secured revolving loan					06/2030		0.0	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.29%	SOFR (Q)	5.00%		06/2030		30,301.6	30,085.9	30,301.6	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		06/2030		1,302.3	1,284.2	1,276.8	(2)(7)(12)
									31,370.1	31,578.4
TSS Buyer, LLC (10)	First lien senior secured loan	9.96%	SOFR (Q)	5.50%		06/2029		8,538.9	8,383.2	8,538.9	(2)(7)(12)
TVG-MGT Upper Intermediate Holdings, LLC	Senior subordinated loan	14.00% PIK				08/2031		20,871.9	20,256.0	20,245.7	(2)(12)
	Class A common units				08/2025		2,281		3,478.6	3,478.6	(2)(12)
									23,734.6	23,724.3
Unity Purchaser, LLC and Unity Ultimate Holdings, LP (10)	First lien senior secured loan	9.00%	SOFR (Q)	5.00%		01/2031		11,592.6	11,462.8	11,592.6	(2)(7)(12)
	Class A-1 units				01/2025		2,271,000		2,271.0	2,791.9	(2)(12)
									13,733.8	14,384.5
UP Intermediate II LLC and UPBW Blocker LLC (10)	First lien senior secured revolving loan					03/2031		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		03/2032		13,525.4	13,369.4	13,525.4	(2)(7)(12)
	Senior preferred units	15.00% PIK			07/2025		10,858		1,116.6	1,116.6	(2)(12)
	Common units				03/2024		31,790		3,179.0	3,467.3	(2)(12)
	Common units				09/2024		2,060		173.0	224.6	(2)(12)
									17,838.0	18,333.9
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (10)	First lien senior secured revolving loan	8.00%	SOFR (Q)	4.00%		05/2030		5,982.4	5,889.8	5,982.4	(2)(7)(12)
	First lien senior secured revolving loan	10.25%	Base Rate (Q)	3.00%		05/2030		598.2	474.8	598.2	(2)(7)(9)(12)
	First lien senior secured loan	9.00%	SOFR (Q)	5.00%		05/2030		33,126.7	32,721.0	33,126.7	(2)(7)(12)
	Class A preferred units	10.00% PIK			05/2024		11,930		1,363.5	1,363.5	(12)
	Class A common units				05/2024		1,111		—	493.3	(12)
									40,449.1	41,564.1
Xplor T1, LLC	First lien senior secured loan	7.50%	SOFR (Q)	3.50%		06/2031		26,636.8	26,632.6	26,570.2	(2)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc. (10)	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		07/2031		57,145.5	56,732.6	57,145.5	(2)(7)(12)

									1,766,785.9	1,763,163.9		17.35%
Capital Goods
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp. (10)	First lien senior secured revolving loan	10.70%	SOFR (S)	6.50%		08/2030		3,113.1	2,978.0	2,975.4	(2)(5)(7)(12)
	First lien senior secured loan	10.70%	SOFR (Q)	6.50%		08/2030		92,594.8	91,232.5	91,205.9	(2)(5)(7)(12)
									94,210.5	94,181.3
AI Aqua Merger Sub, Inc.	First lien senior secured loan	7.28%	SOFR (M)	3.00%		07/2028		127,419.8	127,263.5	127,647.9	(2)(5)(7)
Airx Climate Solutions, Inc. (10)	First lien senior secured loan	9.95%	SOFR (Q)	5.75%		11/2029		23,152.4	22,755.3	23,152.4	(2)(7)(12)
	First lien senior secured loan	9.20%	SOFR (Q)	5.00%		11/2029		13,144.6	13,006.1	13,013.1	(2)(7)(12)
									35,761.4	36,165.5
Alliance Laundry Systems LLC	First lien senior secured loan	6.39%	SOFR (M)	2.25%		08/2031		39,807.4	39,711.2	39,752.8	(2)
Arcline FM Holdings, LLC	First lien senior secured loan	6.62%	SOFR (S)	2.75%		06/2030		8,731.5	8,729.8	8,724.7	(7)
Artera Services, LLC	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		02/2031		25,969.9	22,833.1	23,133.4	(2)
BCPE Empire Holdings, Inc.	First lien senior secured loan	7.41%	SOFR (M)	3.25%		12/2030		11,593.5	11,614.2	11,569.9	(2)(7)
BGIF IV Fearless Utility Services, Inc. (10)	First lien senior secured revolving loan					06/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.14%	SOFR (M)	5.00%		06/2031		41,888.2	41,548.0	41,888.2	(2)(7)(12)
									41,548.0	41,888.2
Brown Group Holding, LLC	First lien senior secured loan	6.66%	SOFR (M)	2.50%		07/2031		26,171.8	26,180.2	26,182.8	(2)(7)
	First lien senior secured loan	6.99%	SOFR (Q)	2.75%		07/2031		17,824.4	17,789.6	17,853.5	(2)(7)
									43,969.8	44,036.3
Burgess Point Purchaser Corporation	First lien senior secured loan	9.51%	SOFR (M)	5.25%		07/2029		69,263.5	66,833.0	59,876.9	(2)(7)
Chillaton Bidco Limited (10)	First lien senior secured loan	10.52%	SONIA (S)	6.50%		05/2031		6,085.6	5,570.8	6,085.6	(2)(5)(7)(12)
CPIG Holdco Inc. (10)	First lien senior secured revolving loan	9.14%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(2)(7)(9)(12)
	First lien senior secured loan	11.39%	SOFR (Q)	7.00%		04/2028		14,700.0	14,472.9	14,700.0	(2)(7)(12)
									14,473.4	14,700.5
EC Partners Spanish BidCo, S.L.U. (10)	First lien senior secured loan	7.85%	Euribor (S)	5.75%		01/2032		782.8	676.9	782.8	(2)(5)(12)
FCG Acquisitions, Inc.	First lien senior secured loan	7.41%	SOFR (M)	3.25%		03/2028		35,469.7	35,477.4	35,529.0	(2)(7)
Generator US Buyer, Inc. and Total Power Limited (10)	First lien senior secured revolving loan	7.70%	CORRA (Q)	5.25%		07/2030		154.5	143.0	154.5	(2)(5)(7)(12)
	First lien senior secured loan	7.70%	CORRA (Q)	5.25%		07/2030		7,786.2	7,736.7	7,786.2	(2)(5)(7)(12)
	First lien senior secured loan	9.25%	SOFR (Q)	5.25%		07/2030		1,843.3	1,816.6	1,843.3	(2)(5)(7)(12)
									9,696.3	9,784.0
Green Infrastructure Partners Inc.	First lien senior secured loan	6.75%	SOFR (Q)	2.75%		09/2032		18,000.0	17,955.0	18,000.0	(2)(5)
GSV Purchaser, Inc. (10)	First lien senior secured loan	8.74%	SOFR (Q)	4.50%		08/2031		38,475.9	38,085.9	38,475.9	(2)(7)(12)
Harvey Tool Company, LLC	First lien senior secured loan	6.91%	Euribor (M)	5.00%		08/2032		8,791.2	8,688.6	8,747.2	(2)(7)(12)
Helix Acquisition Holdings, Inc.	First lien senior secured loan	11.26%	SOFR (M)	7.00%		03/2030		14,188.7	13,915.2	14,188.7	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Holding Socotec	First lien senior secured loan	5.50%	Euribor (Q)	3.50%		06/2031		5,871.0	5,873.5	5,907.0	(2)(5)
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC (10)	First lien senior secured revolving loan	10.75%	Base Rate (Q)	3.50%		03/2032		2,716.7	2,638.0	2,716.7	(2)(7)(9)(12)
	First lien senior secured revolving loan	8.50%	SOFR (Q)	4.50%		03/2032		905.6	879.3	905.6	(2)(7)(9)(12)
	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		03/2032		44,523.9	44,111.2	44,523.9	(2)(7)(12)
									47,628.5	48,146.2
HPCC Parent, Inc. and Patriot Container Corp. (10)	First lien senior secured loan	13.00% (7.00% PIK)				09/2030		73,681.0	72,011.1	73,681.0	(2)(12)
	Common stock				09/2024		406,680		3,855.3	3,855.3	(2)(12)
									75,866.4	77,536.3
Johnstone Supply, LLC	First lien senior secured loan	6.64%	SOFR (M)	2.50%		06/2031		11,915.1	11,909.8	11,885.3	(2)
JSG II, Inc. and Checkers USA, Inc. (10)	First lien senior secured revolving loan	8.66%	SOFR (S)	4.50%		09/2032		29.0	27.0	27.0	(2)(7)(12)
	First lien senior secured loan	8.66%	SOFR (S)	4.50%		09/2032		2,873.0	2,858.6	2,858.6	(2)(7)(12)
									2,885.6	2,885.6
KKR Apple Bidco, LLC	First lien senior secured loan	6.66%	SOFR (M)	2.50%		09/2031		14,895.8	14,861.6	14,890.4	(2)
Madison IAQ LLC	First lien senior secured loan	6.70%	SOFR (S)	2.50%		06/2028		75,603.5	75,439.7	75,616.3	(2)(7)
OPH NEP Investment, LLC (4)	Senior subordinated loan	10.00% (7.00% PIK)				05/2032		39,557.1	37,006.7	38,766.0	(2)(12)
	Class B common units				05/2024		9		2,083.7	3,058.2	(12)
									39,090.4	41,824.2
Paris US Holdco, Inc. & 1001028292 Ontario Inc. (10)	First lien senior secured revolving loan	8.91%	SOFR (M)	4.75%		12/2031		422.1	347.7	422.1	(2)(5)(7)(12)
	First lien senior secured loan	8.91%	SOFR (M)	4.75%		12/2031		52,639.9	52,175.9	52,639.9	(2)(5)(7)(12)
									52,523.6	53,062.0
Pave America Holding, LLC (10)	First lien senior secured revolving loan	8.76%	SOFR (M)	4.75%		08/2032		2,741.3	2,684.9	2,684.1	(2)(7)(12)
	First lien senior secured loan	9.25% (2.88% PIK)	SOFR (Q)	5.25%		08/2032		18,941.8	18,755.3	18,752.4	(2)(7)(12)
									21,440.2	21,436.5
Pinnacle Buyer, LLC	First lien senior secured loan	6.50%	SOFR (Q)	2.50%		09/2032		10,688.5	10,688.7	10,701.9	(2)
	First lien senior secured loan	6.50%	SOFR (Q)	2.50%		09/2032		10,540.0	10,540.2	10,553.2
									21,228.9	21,255.1
Project Aurora US Finco Inc.	First lien senior secured loan	6.62%	SOFR (S)	2.75%		09/2032		6,000.0	5,985.0	6,007.5	(5)(12)
Project Castle, Inc.	First lien senior secured loan	9.72%	SOFR (S)	5.50%		06/2029		21,751.8	17,551.0	17,994.2	(2)(7)
PumpTech, LLC and Impel CV-B, LP (10)(11)	First lien senior secured revolving loan	8.89%	SOFR (M)	4.75%		01/2031		384.8	368.8	366.8	(2)(7)(12)
	First lien senior secured revolving loan	11.00%	Base rate (Q)	3.75%		01/2031		384.8	368.8	366.8	(2)(7)(12)
	First lien senior secured loan	8.90%	SOFR (M)	4.75%		01/2031		13,806.9	13,613.1	13,588.1	(2)(7)(12)
	Limited partnership interest				03/2025		958,338		979.6	992.6	(2)(12)
									15,330.3	15,314.3
Signia Aerospace, LLC (10)	First lien senior secured loan	6.91%	SOFR (M)	2.75%		12/2031		21,357.8	21,308.1	21,357.8	(2)(7)
Spirit AeroSystems, Inc.	First lien senior secured loan	9.28%				09/2025		77,126.3	77,126.3	77,126.3	(2)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SPX Flow, Inc.	First lien senior secured loan	6.91%	SOFR (M)	2.75%		04/2029		12,839.2	12,863.9	12,887.3	(2)(7)
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (10)	First lien senior secured loan	9.00%	SOFR (Q)	5.00%		05/2031		34,855.3	34,280.3	34,855.3	(2)(7)(12)
	Series A common units				05/2024		996		996.0	1,667.1	(2)(12)
									35,276.3	36,522.4
Titan BW Borrower L.P. (10)	First lien senior secured loan	9.45% (2.88% PIK)	SOFR (Q)	5.25%		07/2032		61,604.7	61,006.8	60,988.7	(2)(7)(12)
Victory Buyer LLC	First lien senior secured loan	8.03%	SOFR (M)	3.75%		11/2028		18,652.2	18,375.7	18,652.2	(2)(7)
WEC US Holdings Ltd.	First lien senior secured loan	6.53%	SOFR (M)	2.25%		01/2031		55,354.0	55,163.6	55,368.9	(2)
Werner Finco LP	First lien senior secured loan	9.52%	SOFR (Q)	5.50%		06/2031		93,007.9	91,674.8	91,612.8	(2)(7)(12)

									1,417,424.0	1,421,547.9		13.99%
Financial Services
Aduro Advisors, LLC (10)	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		07/2030		18,625.2	18,476.9	18,625.2	(2)(7)(12)
BCP Renaissance Parent L.L.C.	First lien senior secured loan	6.50%	SOFR (Q)	2.50%		10/2028		11,033.1	11,057.7	11,044.6	(2)(7)
	First lien senior secured loan	6.50%	SOFR (Q)	2.50%		10/2028		9,750.8	9,772.5	9,760.9	(7)
									20,830.2	20,805.5
Cannon Bridge Designated Activity Company (10)	Private asset-backed investment	4.90% PIK	Euribor (Q)	2.65%		10/2033		1,309.2	1,222.9	1,304.0	(2)(5)(12)
	Private asset-backed investment	9.43% PIK	Euribor (S)	7.50%		10/2033		1,069.8	983.9	1,064.9	(2)(5)(12)
	Private asset-backed investment	6.65% PIK	SOFR (S)	2.65%		10/2033		120.9	113.0	120.4	(2)(5)(12)
	Private asset-backed investment	6.99% PIK	SOFR (S)	2.65%		10/2033		52.2	48.7	52.0	(2)(5)(12)
	Private asset-backed investment	11.27% PIK	SOFR (S)	7.50%		10/2033		53.8	49.5	53.5	(2)(5)(12)
									2,418.0	2,594.8
Cezanne Bidco (10)	First lien senior secured loan	8.50%	Euribor (Q)	6.50%		10/2031		12,642.4	11,324.3	12,642.4	(2)(5)(12)
CFC Bidco 2022 Limited	First lien senior secured loan	8.04%	SOFR (S)	3.75%		07/2032		23,200.0	22,745.0	22,098.0	(2)(5)
Clearstead Advisors, LLC (10)	First lien senior secured revolving loan	8.67%	SOFR (M)	4.50%		02/2028		334.1	330.4	327.8	(2)(5)(7)(12)
	First lien senior secured loan	8.79%	SOFR (S)	4.50%		02/2028		8,438.6	8,401.8	8,396.4	(2)(5)(7)(12)
									8,732.2	8,724.2
Endeavor Bidco LLC and Endeavor TopCo, Inc.	First lien senior secured loan	8.25%	SOFR (Q)	4.25%		08/2029		13,702.3	13,521.5	13,633.8	(2)(7)(12)
	Class A common units				08/2024		2,540		2,540.0	3,666.4	(12)
									16,061.5	17,300.2
Focus Financial Partners, LLC	First lien senior secured loan	6.91%	SOFR (M)	2.75%		09/2031		66,588.0	66,412.0	66,594.7	(2)
GAPCO AIV Interholdco (CP), L.P.	Senior subordinated loan	10.88% PIK	SOFR (Q)	6.75%		03/2033		51,048.4	49,771.6	51,048.4	(2)(5)(7)(12)
GC Waves Holdings, Inc. (10)	First lien senior secured loan	9.01%	SOFR (M)	4.75%		10/2030		19,845.6	19,682.9	19,845.6	(2)(5)(7)(12)
Gen II Fund Services, LLC	First lien senior secured loan	6.75%	SOFR (Q)	2.75%		11/2031		58,924.3	59,069.4	58,899.6	(2)
Grit Buyer, Inc. and Integrum Grit Co-Invest LP (10)(11)	First lien senior secured revolving loan	8.82%	SOFR (Q)	4.50%		07/2031		173.8	82.4	79.0	(2)(7)(9)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.81%	SOFR (Q)	4.50%		07/2032		57,248.4	56,242.5	56,196.8	(2)(7)(12)
	Limited partnership interests				07/2025		4,643,250		3,724.7	3,725.0	(2)(5)(12)
									60,049.6	60,000.8
GTCR F Buyer Corp. and GTCR (D) Investors LP (10)(11)	First lien senior secured loan	9.00%	SOFR (Q)	5.00%		09/2030		14,338.6	14,117.1	14,338.6	(2)(7)(12)
	Limited partnership interests				09/2023		78,677		79.3	156.6	(2)(12)
									14,196.4	14,495.2
Harbourvest Global Private Equity Limited (10)	Private asset-backed investment	7.65%	SOFR (Q)	3.50%		06/2029		32,500.0	31,782.9	32,500.0	(12)
HighTower Holding, LLC	First lien senior secured loan	7.07%	SOFR (Q)	2.75%		02/2032		55,061.2	55,083.5	54,958.2	(2)(5)
Icon Parent I Inc.	First lien senior secured loan	6.75%	SOFR (Q)	2.75%		11/2031		58,478.7	58,463.8	58,378.1	(2)
Isthmus Capital LLC	Private asset-backed investment	9.50%				06/2030		1,184.0	1,174.1	1,184.0	(5)(12)
	Private asset-backed investment				06/2023		4		—	21.5	(5)(12)
									1,174.1	1,205.5
LSF12 Crown US Commercial Bidco, LLC	First lien senior secured loan	7.78%	SOFR (M)	3.50%		12/2031		7,000.0	7,000.0	7,004.4	(2)
Mai Capital Management Intermediate LLC (10)	First lien senior secured revolving loan	8.75%	SOFR (Q)	4.75%		08/2031		353.4	336.5	353.4	(2)(5)(7)(12)
	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		08/2031		9,574.0	9,494.1	9,574.0	(2)(5)(7)(12)
									9,830.6	9,927.4
Mariner Wealth Advisors, LLC	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		12/2030		16,353.5	16,339.3	16,380.2	(2)(7)
Mars Downstop Loan Purchaser Trust	Private asset-backed investment	11.00%			02/2024		29,990,339		13,620.9	13,620.9	(5)(12)
MC Accelerate Co-Invest Feeder LP and MC CIF Wealth Management (UK) Ltd.	Z1 preferred shares	12.00% PIK			08/2025	08/2031	15,586		15,430.1	15,430.1	(2)(5)(12)
	Z2 preferred shares	12.00% (6.00% PIK)			08/2025	08/2031	15,586		15,430.1	15,430.1	(2)(5)(12)
	Membership interest				08/2025		1,000		1.0	1.0	(2)(5)(12)
									30,861.2	30,861.2
Medlar Bidco Limited (10)	First lien senior secured loan	6.97%	Euribor (Q)	5.00%		05/2032		40,368.7	38,414.6	39,763.1	(2)(5)(12)
	First lien senior secured loan	9.13%	SONIA (S)	5.00%		05/2032		32,443.9	31,691.3	31,957.3	(2)(5)(12)
									70,105.9	71,720.4
Mercury Borrower, Inc.	First lien senior secured loan	7.16%	SOFR (M)	3.00%		08/2028		64,928.7	64,843.6	64,831.3	(2)(7)
Merit Financial Group, LLC and CWC Fund I Co-Invest (MFA) LP (10)	First lien senior secured loan	9.00%	SOFR (Q)	5.00%		08/2032		12,500.0	12,376.7	12,375.0	(2)(5)(7)(12)
	Limited partnership interests				08/2025		4,655,000		4,666.8	4,655.0	(5)(12)
									17,043.5	17,030.0
Monica Holdco (US), Inc. (10)	First lien senior secured loan	9.40%	SOFR (Q)	5.25%		07/2030		11,026.6	10,868.4	11,026.6	(2)(5)(7)(12)
Monroe Capital Income Plus Corporation	Corporate bond	9.42%				11/2028		10,000.0	10,000.0	10,894.7	(2)(5)(12)
MSD Investment Corp.	Corporate bond	7.24%				05/2028		25,000.0	25,000.0	25,022.4	(2)(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Nexus Buyer LLC	Second lien senior secured loan	9.91%	SOFR (M)	5.75%		02/2032		105,678.8	104,704.8	105,441.0	(2)
Osttra Group Ltd.	First lien senior secured loan	7.50%	SOFR (Q)	3.50%		05/2032		26,897.2	26,837.7	27,031.7
Parexel International Inc.	First lien senior secured loan	6.66%	SOFR (M)	2.50%		11/2028		55,751.2	55,673.3	55,780.2	(2)(7)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (10)(11)	First lien senior secured loan	9.26%	SOFR (M)	5.00%		05/2029		26,681.8	26,369.4	26,681.8	(2)(5)(7)(12)
	Limited partnership interests				09/2023		96,046		96.4	132.4	(5)(12)
									26,465.8	26,814.2
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (10)	First lien senior secured loan	9.25%	SOFR (Q)	5.25%		08/2029		11,287.5	11,091.8	11,287.5	(2)(5)(7)(12)
	Preferred units				07/2023		1,333,333		1,315.5	1,695.9	(5)(12)
									12,407.3	12,983.4
PCS MidCo, Inc. and PCS Parent, L.P. (10)	First lien senior secured loan	9.75%	SOFR (Q)	5.75%		03/2030		11,863.3	11,688.3	11,863.3	(2)(7)(12)
	Class A units				03/2024		806,000		806.0	747.3	(2)(12)
									12,494.3	12,610.6
Perigon Wealth Management, LLC and Perigon Wealth Advisors Holdings Company, LLC (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		03/2031		134.3	87.4	134.3	(2)(5)(7)(12)
RFS Opco LLC (10)	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		04/2031		49,537.5	49,182.1	49,537.5	(2)(5)(7)(12)
RWA Wealth Partners, LLC (10)	First lien senior secured revolving loan	8.75%	SOFR (Q)	4.75%		11/2030		75.0	60.1	75.0	(2)(5)(7)(9)(12)
	First lien senior secured loan	8.95%	SOFR (Q)	4.75%		11/2030		8,458.4	8,365.9	8,458.4	(2)(5)(7)(12)
									8,426.0	8,533.4
Shift4 Payments, LLC	First lien senior secured loan	6.50%	SOFR (Q)	2.50%		06/2032		11,495.0	11,467.1	11,576.4	(2)(5)
Speed Midco 3 Sarl	First lien senior secured loan	6.37%	SOFR (S)	2.50%		09/2032		7,750.0	7,730.6	7,740.3	(2)(5)(12)
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (10)	First lien senior secured revolving loan	8.91%	SOFR (S)	4.75%		10/2028		182.2	161.1	182.2	(2)(5)(7)(12)
	First lien senior secured loan	8.92%	SOFR (M)	4.75%		10/2028		5,862.2	5,742.2	5,684.7	(2)(5)(7)(12)
									5,903.3	5,866.9
Sunbit Receivables Trust IV (10)	Private asset-backed investment	11.17%	SOFR (M)	7.00%		04/2029		1,472.1	1,453.9	1,472.1	(7)(12)
The Edelman Financial Center, LLC	First lien senior secured loan	7.16%	SOFR (M)	3.00%		04/2028		51,058.6	51,058.9	51,077.0	(2)(5)
	Second lien senior secured loan	9.41%	SOFR (M)	5.25%		10/2028		54,000.0	53,915.6	54,016.7	(2)(5)
									104,974.5	105,093.7
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (10)	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		07/2032		28,285.7	28,013.0	28,002.9	(2)(7)(12)
TI VI Holdings 1, L.P. (11)	Private asset-backed investment	9.31% PIK			06/2025		3,292		3,387.8	3,341.7	(5)(12)
TK Elevator Midco GmbH	First lien senior secured loan	5.33%	Euribor (S)	3.25%		04/2030		4,696.8	4,514.3	4,710.5	(2)(5)
TPG IX Cardiff Debt HoldCo I, LLC, TPG IX Cardiff Debt Holdco II, LLC, TPG IX Cardiff CI I, L.P., and TPG IX Cardiff CI II, L.P.	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		01/2033		9,587.9	9,333.8	9,587.9	(2)(5)(7)(12)
	Limited partnership interest				11/2024		4,814,025		4,850.1	5,650.2	(2)(5)(12)
									14,183.9	15,238.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Trinity Capital Inc	Corporate bond	7.54%				10/2027		29,700.0	29,700.0	30,054.6	(2)(5)(12)
Wellington-Altus Financial Inc. (10)(11)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(5)(7)(8)(12)
	First lien senior secured loan	7.99%	CORRA (Q)	5.00%		08/2030		815.2	818.6	815.2	(2)(5)(7)(12)
	Common stock				08/2024		74,003		2,614.2	3,208.9	(2)(5)(12)
									3,432.8	4,024.1
Wharf Street Ratings Acquisition LLC (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		09/2032		18,685.3	18,499.6	18,498.5	(2)(7)(12)
WPCG Aspire Holdings, LLC (10)	Private asset-backed investment	11.50%				07/2033		4,657.6	4,004.7	3,987.1	(2)(5)(12)
Zelis Payments Buyer, Inc.	First lien senior secured loan	7.41%	SOFR (M)	3.25%		11/2031		33,462.3	33,352.0	33,445.6	(2)
	First lien senior secured loan	6.91%	SOFR (M)	2.75%		09/2029		1,546.1	1,543.1	1,541.6	(2)
									34,895.1	34,987.2

									1,360,227.0	1,372,496.3		13.51%
Investment Funds and Vehicles
A8 - A (Feeder) L.P. (11)	Limited partnership interest				03/2025		0.03%		1,000.3	1,128.8	(5)
ABPCI 2017-1	Collaterized loan obligation	11.83%	SOFR (Q)	7.50%		07/2037		965.0	969.7	955.6	(5)(12)
ABPCI 2019-5A	Collaterized loan obligation	10.08%	SOFR (Q)	5.75%		01/2036		1,100.0	1,100.0	1,110.7	(5)(12)
ABPCI 2022-11	Collaterized loan obligation	11.31%	SOFR (Q)	7.00%		01/2038		7,000.0	7,000.0	6,915.1	(5)(12)
ABPCI 2023-12	Collaterized loan obligation	12.54%	SOFR (Q)	8.25%		07/2037		4,800.0	4,800.0	4,838.2	(5)(12)
ABPCI 2024-17	Collaterized loan obligation	12.30%	SOFR (Q)	8.00%		08/2036		3,000.0	3,000.0	3,030.3	(5)(12)
ABPCI 2025-20A	Collaterized loan obligation	10.56%	SOFR (Q)	6.25%		04/2037		1,450.0	1,450.0	1,455.5	(5)(12)
ABPCI 2025-21	Collaterized loan obligation	11.11%	SOFR (Q)	7.00%		07/2037		11,000.0	11,000.0	11,079.4	(5)(12)
Advent International GPE VII-E Limited Partnership (11)	Limited partnership interest				03/2025		0.06%		1,037.3	1,332.4	(5)
AIMCO 2024-22	Collaterized loan obligation	10.83%	SOFR (Q)	6.50%		04/2037		5,000.0	5,052.1	5,073.6	(5)(12)
AIMCO 2025-23	Collaterized loan obligation	15.65%				04/2038		10,245.0	9,391.4	9,997.7	(5)(12)
AIMCO 2025-24	Collaterized loan obligation	11.20%				04/2038		8,380.0	6,997.3	6,422.1	(5)(12)
AIMCO CLO 28, LTD.	Collaterized loan obligation	19.60%				12/2025		2,694.0	2,694.0	2,694.0	(5)(12)
ALP CFO 2025, L.P. and Alp CFO 2025 (Offshore Feeder) A, L.P. (11)	Private asset-backed investment	12.24%				07/2037		9,770.0	9,770.0	9,770.0	(5)(12)
	Private asset-backed investment				08/2025		11,666,532		11,666.5	11,923.2	(5)(12)
	Private asset-backed investment				08/2025		5,523,000		5,523.0	5,600.3	(5)(12)
									26,959.5	27,293.5
ANCHC 2019-13	Collaterized loan obligation	10.82%	SOFR (Q)	6.50%		04/2038		5,000.0	5,000.0	5,066.8	(5)(12)
ANCHC 2020-15	Collaterized loan obligation	10.26%	SOFR (Q)	6.05%		07/2038		2,900.0	2,900.0	2,936.9	(5)(12)
ANCHC 2023-26	Collaterized loan obligation	10.54%	SOFR (Q)	6.25%		03/2038		1,350.0	1,350.0	1,375.2	(5)(12)
ANCHC 2025-32	Collaterized loan obligation	11.28%	SOFR (Q)	7.00%		07/2037		1,650.0	1,650.0	1,657.8	(5)(12)
ANCHC 2025-33	Collaterized loan obligation	10.37%	SOFR (Q)	6.10%		10/2038		550.0	550.0	557.4	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ANCHF 2025-18	Collaterized loan obligation	9.10%				10/2040		32,376.0	32,376.0	32,354.1	(5)(12)
Apax Europe VI - A, L.P. (11)	Limited partnership interest				03/2025		0.01%		612.5	681.8	(5)
Apax Europe VII - B, L.P. (11)	Limited partnership interest				03/2025		—%		341.4	167.7	(5)
Apax VIII - B, L.P. (11)	Limited partnership interest				03/2025		0.02%		382.1	641.9	(5)
Aquiline Financial Services Fund LP.	Limited partnership interest				03/2025		0.05%		453.8	515.9	(5)
ATRM 14	Collaterized loan obligation	10.82%	SOFR (Q)	6.50%		10/2037		5,600.0	5,600.0	5,658.8	(5)(12)
	Collaterized loan obligation	8.25%				10/2037		8,171.4	4,502.1	4,154.9	(5)(12)
	Collaterized loan obligation	6.66%				10/2037		639.5	377.4	325.2	(5)(12)
									10,479.5	10,138.9
ATRM 15	Collaterized loan obligation	10.82%	SOFR (Q)	6.50%		07/2037		2,875.0	2,906.5	2,898.8	(5)(12)
AUDAX 2024-9	Collaterized loan obligation	9.53%	SOFR (Q)	5.20%		04/2036		2,000.0	2,000.0	2,027.8	(5)(12)
BABSN 2023-1	Collaterized loan obligation	11.03%	SOFR (Q)	6.70%		04/2038		2,700.0	2,700.0	2,784.3	(5)(12)
Bain Capital Europe Fund IV, L.P. (11)	Limited partnership interest				09/2025		0.01%		579.3	637.2	(5)
Bain Capital Europe V, SCSp (11)	Limited partnership interest				09/2025		0.02%		581.9	807.5	(5)
Bain Capital Fund XI, L.P. (11)	Limited partnership interest				09/2025		0.03%		1,885.9	2,250.5	(5)
Bain Capital Fund XII, L.P. (11)	Limited partnership interest				09/2025		0.01%		530.7	641.6	(5)
BALLY 2022-21	Collaterized loan obligation	11.91%				10/2037		2,520.0	2,260.6	2,053.9	(5)(12)
BALLY 2024-26	Collaterized loan obligation	10.42%	SOFR (Q)	6.10%		07/2037		1,500.0	1,500.0	1,521.8	(5)(12)
	Collaterized loan obligation	14.33%				07/2037		4,980.0	3,309.7	3,137.6	(5)(12)
									4,809.7	4,659.4
BALLY 2025-30	Collaterized loan obligation	9.12%	SOFR (Q)	4.90%		10/2038		5,600.0	5,600.0	5,622.1	(5)(12)
BC European Capital IX - 2 LP (11)	Limited partnership interest				09/2025		0.02%		778.9	1,228.3	(5)
	Limited partnership interest				03/2025		0.01%		699.5	1,123.1	(5)
									1,478.4	2,351.4
BC European Capital X - 2 LP (11)	Limited partnership interest				09/2025		0.02%		1,322.0	1,645.0	(5)
BC Partners Galileo (2) L.P. (11)	Limited partnership interest				09/2025		0.46%		644.7	766.2	(5)
BCC 2022-1	Collaterized loan obligation	21.96%				04/2035		4,116.5	1,669.0	1,489.1	(5)(12)
BCMM 2025-1	Collaterized loan obligation	7.61%	SOFR (Q)	3.50%		07/2037		6,500.0	6,500.0	6,513.2	(5)(12)
BERRY 2024-1	Collaterized loan obligation	13.20%				10/2037		2,610.0	2,076.8	1,939.1	(5)(12)
	Collaterized loan obligation					10/2037		2,610.0	—	150.3	(5)(12)
									2,076.8	2,089.4
BGCLO 2023-6	Collaterized loan obligation	10.02%	SOFR (Q)	5.65%		07/2038		1,250.0	1,262.5	1,262.4	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Blackstone Capital Partners VI L.P. (11)	Limited partnership interest				03/2025		0.01%		1,051.4	1,374.0	(5)
	Limited partnership interest				09/2025		0.01%		674.6	793.4	(5)
									1,726.0	2,167.4
Bridgepoint Europe VI 'E' LP (11)	Limited partnership interest				09/2025		0.01%		526.3	826.7	(5)
BROOKP 2024-1	Collaterized loan obligation	10.83%	SOFR (Q)	6.50%		04/2037		1,000.0	1,000.0	1,011.3	(5)(12)
BSP 2016-9	Collaterized loan obligation	10.23%	SOFR (Q)	5.90%		10/2037		3,125.0	3,125.0	3,174.4	(5)(12)
BSP 2016-10	Collaterized loan obligation	9.33%	SOFR (Q)	5.00%		07/2038		2,820.0	2,820.0	2,856.3	(5)(12)
BSP 2018-14	Collaterized loan obligation	10.48%	SOFR (Q)	6.15%		10/2037		5,500.0	5,500.0	5,586.1	(5)(12)
BSP 2020-22	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		04/2035		2,400.0	2,400.0	2,406.1	(5)(12)
BSP 2021-25	Collaterized loan obligation	8.92%	SOFR (Q)	4.60%		01/2035		990.0	983.8	988.9	(5)(12)
BSP 2022-28	Collaterized loan obligation	9.73%	SOFR (Q)	5.40%		10/2037		500.0	500.0	504.0	(5)(12)
BSP 2022-29	Collaterized loan obligation	8.92%	SOFR (Q)	4.60%		01/2038		3,350.0	3,350.0	3,317.9	(5)(12)
BSP 2023-30	Collaterized loan obligation	9.77%	SOFR (Q)	5.45%		04/2038		2,000.0	2,000.0	2,018.9	(5)(12)
BSP 2023-31	Collaterized loan obligation	11.49%	SOFR (Q)	7.17%		04/2038		625.0	612.6	646.7	(5)(12)
BSP 2024-34	Collaterized loan obligation	11.02%	SOFR (Q)	6.70%		07/2037		1,250.0	1,250.0	1,275.0	(5)(12)
BSP 2024-35	Collaterized loan obligation	10.42%	SOFR (Q)	6.10%		04/2037		1,250.0	1,250.0	1,267.6	(5)(12)
BSP 2024-37	Collaterized loan obligation	15.60%				01/2038		8,430.0	8,113.0	8,430.7	(5)(12)
BSP 2024-38	Collaterized loan obligation	9.32%	SOFR (Q)	5.00%		01/2038		3,750.0	3,750.0	3,763.7	(5)(12)
BSP 2025-39	Collaterized loan obligation	8.76%	SOFR (Q)	4.50%		04/2038		1,825.0	1,825.0	1,832.6	(5)(12)
BSP 2025-40	Collaterized loan obligation	9.50%	SOFR (Q)	5.25%		07/2038		1,000.0	1,000.0	1,015.0	(5)(12)
	Collaterized loan obligation	12.40%				07/2038		11,290.0	10,443.3	10,492.0	(5)(12)
									11,443.3	11,507.0
BSP 2025-41	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		07/2038		2,800.0	2,800.0	2,807.9	(5)(12)
BSP 2025-42	Collaterized loan obligation	8.92%	SOFR (Q)	4.85%		10/2038		6,600.0	6,600.0	6,631.8	(5)(12)
BTCP 2023-1	Collaterized loan obligation	10.88%	SOFR (M)	6.50%		09/2030		2,289.0	2,291.2	2,289.0	(5)(12)
BX 2024-SLCT	Commercial mortgage-backed security	7.54%	Euribor (M)	5.29%		01/2042		24,185.0	24,127.1	24,125.8	(5)(12)
BYRDPK 2025-1	Collaterized loan obligation	10.68%	SOFR (Q)	6.35%		07/2038		2,200.0	2,178.7	2,266.1	(5)(12)
CAIF 1	Commercial mortgage-backed security	9.72%	SONIA (Q)	5.75%				19,938.0	26,125.1	26,700.2	(5)(12)
	Commercial mortgage-backed security	11.12%	SONIA (Q)	7.15%				7,176.0	9,197.2	9,418.5	(5)(12)
									35,322.3	36,118.7
Catterton Partners VII, L.P. (11)	Limited partnership interest				03/2025		0.13%		1,421.8	1,610.2	(5)
CAVU 2021-1	Collaterized loan obligation	11.32%	SOFR (Q)	7.00%		07/2037		1,000.0	1,000.0	1,008.2	(5)(12)
CAVU 2022-2	Collaterized loan obligation	10.78%	SOFR (Q)	6.45%		03/2038		2,950.0	2,950.0	3,009.6	(5)(12)
	Collaterized loan obligation	8.34%				03/2038		2,575.0	2,575.0	2,619.8	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									5,525.0	5,629.4
CAVU 2025-2	Collaterized loan obligation	10.00%	SOFR (Q)	5.75%		03/2038		4,500.0	4,500.0	4,538.7	(5)(12)
CEDF 2019-10	Collaterized loan obligation	11.08%	SOFR (Q)	6.75%		10/2037		500.0	485.3	501.7	(5)(12)
CEDF 2021-14	Collaterized loan obligation	18.05%				07/2033		1,840.0	974.1	855.0	(5)(12)
CGMS 2018-4	Collaterized loan obligation	12.18%	SOFR (Q)	7.86%		10/2037		250.0	257.9	257.8	(5)(12)
CGMS 2019-2	Collaterized loan obligation	11.32%	SOFR (Q)	7.00%		10/2037		4,387.5	4,387.5	4,507.6	(5)(12)
CGMS 2021-5	Collaterized loan obligation	10.18%	SOFR (Q)	5.90%		03/2038		2,500.0	2,500.0	2,510.7	(5)(12)
CGMS 2021-8	Collaterized loan obligation	9.23%	SOFR (Q)	5.25%		10/2038		6,900.0	6,900.0	6,991.7	(5)(12)
CGMS 2022-2	Collaterized loan obligation	11.28%	SOFR (Q)	6.95%		01/2038		2,850.0	2,850.0	2,903.2	(5)(12)
CGMS 2022-5	Collaterized loan obligation	11.42%	SOFR (Q)	7.10%		10/2037		4,190.0	4,190.0	4,264.9	(5)(12)
CGMS 2022-6	Collaterized loan obligation	5.86%				10/2038		1,095.0	933.7	946.4	(5)(12)
CGMS 2023-1	Collaterized loan obligation	10.08%	SOFR (Q)	5.75%		07/2037		3,700.0	3,700.0	3,749.9	(5)(12)
	Collaterized loan obligation	15.18%				07/2037		14,886.3	11,462.4	11,488.7	(5)(12)
									15,162.4	15,238.6
CGMS 2023-2	Collaterized loan obligation	17.03%				07/2038		15,070.7	12,258.3	12,277.7	(5)(12)
CGMS 2024-1	Collaterized loan obligation	11.24%	SOFR (Q)	6.92%		04/2037		1,096.0	1,119.2	1,111.2	(5)(12)
CGMS 2024-2	Collaterized loan obligation	11.17%	SOFR (Q)	6.85%		04/2037		1,500.0	1,500.0	1,525.0	(5)(12)
CGMS 2024-3	Collaterized loan obligation	10.72%	SOFR (Q)	6.40%		07/2036		2,600.0	2,600.0	2,646.0	(5)(12)
CGMS 2024-5	Collaterized loan obligation	9.97%	SOFR (Q)	5.65%		10/2036		1,500.0	1,500.0	1,516.3	(5)(12)
	Collaterized loan obligation	12.70%				10/2036		2,700.0	2,266.2	2,234.8	(5)(12)
									3,766.2	3,751.1
CGMS 2025-3	Collaterized loan obligation	9.51%	SOFR (Q)	5.25%		07/2038		3,275.0	3,275.0	3,310.7	(5)(12)
CIFC 2018-1	Collaterized loan obligation	9.58%	SOFR (Q)	5.25%		01/2038		830.0	830.0	834.4	(5)(12)
	Collaterized loan obligation	13.50%				01/2038		5,018.1	2,055.6	1,890.4	(5)(12)
									2,885.6	2,724.8
CIFC 2018-5	Collaterized loan obligation	10.92%	SOFR (Q)	6.60%		07/2038		1,200.0	1,176.3	1,213.0	(5)(12)
CIFC 2019-1	Collaterized loan obligation	13.47%				10/2037		1,450.0	898.7	832.2	(5)(12)
CIFC 2019-4	Collaterized loan obligation	9.60%	SOFR (Q)	5.25%		07/2038		2,750.0	2,750.0	2,784.4	(5)(12)
CIFC 2019-5	Collaterized loan obligation	12.60%				10/2038		2,304.4	1,385.4	1,408.3	(5)(12)
	Collaterized loan obligation	12.60%				10/2038		270.0	162.3	164.7	(5)(12)
									1,547.7	1,573.0
CIFC 2021-1	Collaterized loan obligation	10.32%	SOFR (Q)	6.00%		07/2037		1,820.0	1,820.0	1,832.8	(5)(12)
CIFC 2021-4	Collaterized loan obligation	10.52%	SOFR (Q)	6.20%		07/2037		1,000.0	1,000.6	1,012.2	(5)(12)
CIFC 2021-5	Collaterized loan obligation	9.42%	SOFR (Q)	5.10%		01/2038		3,883.3	3,864.9	3,869.8	(5)(12)
	Collaterized loan obligation	14.23%				01/2038		640.0	410.9	397.4	(5)(12)
									4,275.8	4,267.2
CIFC 2022-5	Collaterized loan obligation	8.22%	SOFR (Q)	3.90%		01/2037		6,000.0	6,000.0	6,039.7	(5)(12)
CIFC 2022-6	Collaterized loan obligation	10.07%	SOFR (Q)	5.75%		10/2038		437.5	437.5	441.2	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CIFC 2022-7	Collaterized loan obligation	9.68%	SOFR (Q)	5.35%		01/2038		687.5	687.5	695.5	(5)(12)
CIFC 2024-1	Collaterized loan obligation	10.93%	SOFR (Q)	6.60%		04/2037		375.0	384.1	380.8	(5)(12)
CIFC 2024-2	Collaterized loan obligation	10.73%	SOFR (Q)	6.40%		04/2037		2,000.0	2,000.0	2,028.3	(5)(12)
CIFC 2024-4	Collaterized loan obligation	13.12%				10/2037		2,600.0	2,266.8	2,170.8	(5)(12)
CIFC 2024-5	Collaterized loan obligation	9.48%	SOFR (Q)	5.15%		01/2038		4,000.0	4,000.0	4,036.6	(5)(12)
CIFC 2025-2	Collaterized loan obligation	8.68%	SOFR (Q)	4.40%		04/2038		1,650.0	1,650.0	1,655.2	(5)(12)
CIFC 2025-3	Collaterized loan obligation	13.67%				07/2038		9,717.5	8,432.4	8,909.2	(5)(12)
CIFC 2025-4	Collaterized loan obligation	9.06%	SOFR (Q)	4.95%		10/2038		2,180.0	2,180.0	2,194.8	(5)(12)
	Collaterized loan obligation	12.10%				10/2038		14,820.0	13,099.4	13,109.5	(5)(12)
									15,279.4	15,304.3
CIFC Funding 2025-VI Ltd	Collaterized loan obligation	8.70%	SOFR (Q)	4.75%		10/2038		2,150.0	2,150.0	2,160.8	(5)(12)
CIFC SPEAR III WH LTD.	Collaterized loan obligation	23.20%				12/2025		2,607.3	2,607.3	2,607.3	(5)(12)
Clayton, Dubilier & Rice Fund IX, L.P. (11)	Limited partnership interest				09/2025		0.02%		762.8	1,257.0	(5)
CLRMPK 2025-1	Collaterized loan obligation	9.83%	SOFR (Q)	5.50%		04/2038		1,802.0	1,802.0	1,829.0	(5)(12)
	Collaterized loan obligation	13.70%				04/2038		15,725.0	13,759.4	13,460.7	(5)(12)
	Collaterized loan obligation					04/2038		15,725.0	—	585.7	(5)(12)
									15,561.4	15,875.4
Constellation Wealth Capital Fund, L.P. (11)	Limited partner interests				01/2024		3,005,760		2,764.2	2,997.7	(5)
CPFTR 2025-1	Commercial mortgage-backed security	8.38%				07/2026		34,976.6	34,976.6	35,081.6	(5)(12)
CPTPK 2024-1	Collaterized loan obligation	10.33%	SOFR (Q)	6.00%		07/2037		1,400.0	1,400.0	1,417.0	(5)(12)
CVC Capital Partners VI (B) L.P. (11)	Limited partnership interest				09/2025		0.03%		4,424.5	4,307.5	(5)
CVC Capital Partners VII (A) L.P. (11)	Limited partnership interest				09/2025		—%		538.8	627.3	(5)
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interest				03/2024		6,653,000		6,673.6	7,715.5	(2)(5)(12)
DCLO 2021-1	Collaterized loan obligation	13.90%				10/2037		2,439.0	1,995.5	2,104.2	(5)(12)
DCLO 2022-3	Collaterized loan obligation	13.94%				01/2038		3,184.0	2,669.1	2,663.4	(5)(12)
DRSLF 2022-104	Collaterized loan obligation	11.60%	SOFR (Q)	7.40%		08/2034		5,756.0	5,756.0	5,795.9	(5)(12)
ELM12 2021-5	Collaterized loan obligation	10.22%	SOFR (Q)	5.90%		10/2037		1,475.0	1,475.0	1,478.7	(5)(12)
ELM24 2023-3	Collaterized loan obligation	9.42%	SOFR (Q)	5.10%		01/2038		2,000.0	2,000.0	2,000.7	(5)(12)
ELM27 2024-3	Collaterized loan obligation	10.58%	SOFR (Q)	6.25%		04/2037		2,000.0	2,000.0	2,028.6	(5)(12)
ELM29 2024-5	Collaterized loan obligation	10.73%	SOFR (Q)	6.40%		04/2037		3,500.0	3,519.7	3,518.6	(5)(12)
ELM30 2024-6	Collaterized loan obligation	9.57%	SOFR (Q)	5.25%		07/2037		1,585.0	1,604.5	1,590.3	(5)(12)
ELM32 2024-8	Collaterized loan obligation	12.95%				10/2037		2,520.0	2,148.2	1,969.3	(5)(12)
ELM35 2024-11	Collaterized loan obligation	12.18%				10/2037		1,740.0	1,490.6	1,311.3	(5)(12)
ELM38 2025-1	Collaterized loan obligation	8.78%	SOFR (Q)	4.50%		04/2038		1,500.0	1,500.0	1,501.1	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ELM39 2025-2	Collaterized loan obligation	8.68%	SOFR (Q)	4.40%		04/2038		1,150.0	1,150.0	1,155.6	(5)(12)
ELM40 2025-3	Collaterized loan obligation	9.53%	SOFR (Q)	5.25%		03/2038		1,750.0	1,750.0	1,772.6	(5)(12)
ELM42 2025-5	Collaterized loan obligation	10.78%	SOFR (Q)	6.50%		03/2038		2,200.0	2,200.0	2,275.1	(5)(12)
ELM44 2025-7	Collaterized loan obligation	10.50%				10/2038		24,550.0	21,666.6	21,612.9	(5)(12)
ELMW2 2019-2	Collaterized loan obligation	10.08%	SOFR (Q)	5.75%		10/2037		4,920.0	4,882.1	4,938.4	(5)(12)
ELMW4 2020-1	Collaterized loan obligation	10.48%	SOFR (Q)	6.15%		04/2037		2,738.0	2,762.2	2,724.3	(5)(12)
GCBSL 2022-60	Collaterized loan obligation	10.32%	SOFR (Q)	6.00%		10/2034		2,375.0	2,375.0	2,384.4	(5)(12)
GCBSL 2024-77	Collaterized loan obligation	9.17%	SOFR (Q)	4.85%		01/2038		1,500.0	1,500.0	1,503.4	(5)(12)
GCBSL 2025-79	Collaterized loan obligation	8.90%	SOFR (Q)	4.65%		04/2038		1,500.0	1,500.0	1,502.2	(5)(12)
GCBSL 2025-82	Collaterized loan obligation	8.72%	SOFR (Q)	4.75%		10/2038		4,000.0	4,000.0	4,020.0	(5)(12)
GLM 2022-12	Collaterized loan obligation	10.03%	SOFR (Q)	5.70%		07/2037		2,100.0	2,109.7	2,112.9	(5)(12)
GNRT 2	Collaterized loan obligation	11.68%	SOFR (Q)	7.35%		10/2037		250.0	251.1	249.2	(5)(12)
GNRT 2022-10	Collaterized loan obligation	9.23%	SOFR (Q)	4.90%		01/2038		2,750.0	2,750.0	2,663.3	(5)(12)
GNRT 2023-12	Collaterized loan obligation	7.91%				07/2038		650.0	650.0	665.7	(5)(12)
GNRT 2024-15	Collaterized loan obligation	11.03%	SOFR (Q)	6.70%		07/2037		3,800.0	3,777.9	3,837.4	(5)(12)
GNRT 2024-17	Collaterized loan obligation	10.48%	SOFR (Q)	6.15%		10/2037		930.0	935.6	940.7	(5)(12)
GNRT 2024-18	Collaterized loan obligation	15.47%				01/2038		7,160.0	5,805.3	5,700.3	(5)(12)
GNRT 2024-20	Collaterized loan obligation	15.43%				01/2038		13,950.0	11,237.3	10,586.1	(5)(12)
GNRT 6	Collaterized loan obligation	11.58%	SOFR (Q)	7.25%		10/2037		1,820.0	1,820.0	1,842.8	(5)(12)
GNRT 9	Collaterized loan obligation	10.68%	SOFR (Q)	6.35%		01/2038		2,000.0	2,000.0	1,970.1	(5)(12)
GOCAP 2024-71	Collaterized loan obligation	9.33%	SOFR (Q)	5.10%		02/2037		4,500.0	4,500.0	4,531.2	(5)(12)
HAMLN 2024-1	Collaterized loan obligation	9.73%	SOFR (Q)	5.40%		10/2037		2,017.5	2,017.5	2,035.4	(5)(12)
Hellman & Friedman Capital Partners VIII, L.P. (11)	Limited partnership interest				09/2025		0.02%		1,803.3	1,971.0	(5)
HgCapital 8 A L.P. (11)	Limited partnership interest				09/2025		0.03%		1,022.6	1,007.0	(5)
HIGPK 2025-1	Collaterized loan obligation	9.17%	SOFR (Q)	4.90%		07/2038		6,050.0	6,050.0	6,141.1	(5)(12)
HPPK 2024-1	Collaterized loan obligation	14.48%				10/2037		3,360.0	2,700.7	2,581.9	(5)(12)
Insight Venture Partners (Cayman) VII, LP (11)	Limited partnership interest				03/2025		0.15%		2,418.0	2,431.9	(5)
Insight Venture Partners (Delaware) VIII, LP (11)	Limited partnership interest				03/2025		0.08%		1,905.2	2,185.3	(5)
Insight Venture Partners Coinvestment Fund II, LP	Limited partnership interest				03/2025		0.47%		2,175.4	2,290.6	(5)
INVCO 2023-2	Collaterized loan obligation	12.21%	SOFR (Q)	7.88%		04/2038		2,730.0	2,648.6	2,854.3	(5)(12)
Kelso Investment Associates IX, L.P. (11)	Limited partnership interest				09/2025		0.05%		1,490.2	1,301.6	(5)
KKR 2024-53	Collaterized loan obligation	10.82%	SOFR (Q)	6.50%		01/2038		2,235.0	2,235.0	2,285.1	(5)(12)
	Collaterized loan obligation	11.59%				01/2038		6,100.0	5,018.6	4,776.0	(5)(12)
									7,253.6	7,061.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
KKR 2024-56	Collaterized loan obligation	14.39%				10/2037		4,910.0	3,804.5	3,556.1	(5)(12)
KKR 48	Collaterized loan obligation	8.63%	SOFR (Q)	4.30%		10/2036		2,000.0	2,000.0	2,000.1	(5)(12)
KKR North America Fund XI, L.P.	Limited partnership interest				09/2025		0.04%		2,245.4	3,017.7	(5)
Linden Structured Capital Fund II-A LP (11)	Limited partnership interest				07/2024		1,606,918		1,219.5	1,281.1	(2)(5)
MAGNE 2019-24	Collaterized loan obligation	10.72%	SOFR (Q)	6.40%		04/2035		500.0	500.1	504.3	(5)(12)
MAGNE 2020-28	Collaterized loan obligation	14.55%				01/2035		6,789.8	4,999.0	4,933.7	(5)(12)
MAGNE 2022-33	Collaterized loan obligation	9.88%	SOFR (Q)	5.55%		10/2037		5,875.0	5,875.0	5,917.8	(5)(12)
MAGNE 2023-34	Collaterized loan obligation	8.82%	SOFR (Q)	4.50%		01/2038		2,330.2	2,330.2	2,339.6	(5)(12)
MAGNE 2023-36	Collaterized loan obligation	9.32%	SOFR (Q)	5.00%		07/2038		5,900.0	5,900.0	5,973.9	(5)(12)
MAGNE 2023-39	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		01/2037		637.5	637.5	640.7	(5)(12)
MAGNE 2024-41	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		01/2038		2,312.5	2,312.5	2,337.0	(5)(12)
MAGNE 2024-42	Collaterized loan obligation	9.32%	SOFR (Q)	5.00%		01/2038		2,125.0	2,099.9	2,146.8	(5)(12)
MAGNE 2024-44	Collaterized loan obligation	11.36%				10/2037		4,100.0	3,402.0	3,240.8	(5)(12)
MAGNE 2025-43	Collaterized loan obligation	10.80%	SOFR (Q)	6.50%		07/2038		2,300.0	2,300.0	2,376.5	(5)(12)
MAGNE 2025-48	Collaterized loan obligation	9.14%	SOFR (Q)	4.85%		10/2038		2,800.0	2,800.0	2,834.1	(5)(12)
	Collaterized loan obligation	12.00%				10/2038		17,210.0	15,489.0	15,586.5	(5)(12)
									18,289.0	18,420.6
MAGNE 2025-50	Collaterized loan obligation	9.11%	SOFR (Q)	4.80%		07/2038		8,960.0	8,960.0	9,063.6	(5)(12)
MCF CLO 12 LLC	Private asset-backed investment	8.38%	SOFR (Q)	4.05%		02/2034		19,900.0	19,900.0	19,900.0	(5)(12)
MDPK 2015-17	Collaterized loan obligation	14.13%				07/2045		59,391.7	7,744.7	8,376.3	(5)(12)
	Collaterized loan obligation	14.13%				07/2030		6,173.4	805.0	870.7	(5)(12)
									8,549.7	9,247.0
MDPK 2016-20	Collaterized loan obligation	10.71%	SOFR (Q)	6.40%		10/2037		2,727.5	2,727.5	2,735.9	(5)(12)
MDPK 2016-22	Collaterized loan obligation	15.18%				01/2033		3,140.0	1,582.7	1,497.8	(5)(12)
MDPK 2018-30	Collaterized loan obligation	8.50%				07/2037		750.0	750.0	760.2	(5)(12)
	Collaterized loan obligation	10.71%				07/2027		14,921.4	7,777.8	7,035.6	(5)(12)
									8,527.8	7,795.8
MDPK 2018-31	Collaterized loan obligation	10.72%	SOFR (Q)	6.40%		07/2037		1,100.0	1,102.1	1,106.7	(5)(12)
MDPK 2018-32	Collaterized loan obligation	10.73%	SOFR (Q)	6.40%		07/2037		4,850.0	4,850.0	4,877.1	(5)(12)
	Collaterized loan obligation	9.35%				01/2048		2,360.0	1,134.8	1,035.6	(5)(12)
	Collaterized loan obligation	9.35%				01/2048		744.0	357.7	326.5	(5)(12)
									6,342.5	6,239.2
MDPK 2019-34	Collaterized loan obligation	10.82%	SOFR (Q)	6.50%		10/2037		1,700.0	1,700.0	1,716.0	(5)(12)
MDPK 2019-37	Collaterized loan obligation	10.92%	SOFR (Q)	6.60%		04/2037		1,000.0	1,000.0	1,007.7	(5)(12)
	Collaterized loan obligation	8.44%				04/2037		1,600.0	861.9	835.2	(5)(12)
									1,861.9	1,842.9
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
MDPK 2020-46	Collaterized loan obligation	9.57%	SOFR (Q)	5.25%		10/2034		2,000.0	1,966.6	1,975.9	(5)(12)
MDPK 2021-59	Collaterized loan obligation	10.73%	SOFR (Q)	6.40%		04/2037		2,890.0	2,883.8	2,903.2	(5)(12)
MDPK 2022-60	Collaterized loan obligation	10.82%	SOFR (Q)	6.50%		10/2037		5,625.0	5,625.0	5,689.8	(5)(12)
	Collaterized loan obligation	8.83%				10/2037		1,081.5	869.4	803.0	(5)(12)
									6,494.4	6,492.8
MDPK 2023-63	Collaterized loan obligation	10.33%	SOFR (Q)	6.00%		07/2038		4,750.0	4,750.0	4,820.6	(5)(12)
MDPK 2024-66	Collaterized loan obligation	9.83%	SOFR (Q)	5.50%		10/2037		2,500.0	2,500.0	2,523.9	(5)(12)
	Collaterized loan obligation	13.92%				10/2037		2,410.0	2,231.3	2,224.4	(5)(12)
									4,731.3	4,748.3
MDPK 2024-67	Collaterized loan obligation	11.12%	SOFR (Q)	6.80%		04/2037		2,500.0	2,500.0	2,529.6	(5)(12)
MDPK 2024-68	Collaterized loan obligation	9.43%	SOFR (Q)	5.10%		01/2038		2,375.0	2,375.0	2,384.5	(5)(12)
MDPK 2024-69	Collaterized loan obligation	10.57%	SOFR (Q)	6.25%		07/2037		1,500.0	1,500.0	1,518.1	(5)(12)
MDPK 2025-65	Collaterized loan obligation	9.32%	SOFR (Q)	5.00%		07/2038		2,400.0	2,400.0	2,408.7	(5)(12)
MDPK 2025-71	Collaterized loan obligation	16.02%				04/2038		4,120.0	3,934.6	4,322.1	(5)(12)
MDPK 2025-72	Collaterized loan obligation	12.80%				07/2038		10,470.0	10,470.0	10,523.6	(5)(12)
MidOcean CLO Equity Fund I, LP	Private asset-backed investment	9.00%			10/2024		35,996,269		35,966.6	35,996.3	(5)(12)
Montagu V (US) L.P. (11)	Limited partnership interest				03/2025		0.42%		1,342.0	1,660.8	(5)
NCMF 2025-MFS	Private asset-backed investment	7.78%				06/2033		24,530.0	24,253.3	24,878.3	(5)(12)
NEUB 2018-28	Collaterized loan obligation	11.28%	SOFR (Q)	6.95%		10/2038		700.0	719.0	717.7	(5)(12)
NEUB 2025-60	Collaterized loan obligation	10.81%	SOFR (Q)	6.48%		04/2039		3,700.0	3,664.2	3,810.6	(5)(12)
NEUB 2025-61	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		07/2039		2,950.0	2,950.0	2,966.8	(5)(12)
New Mountain Partners III, L.P. (11)	Limited partnership interest				03/2025		0.01%		320.9	393.3	(5)
New Mountain Partners IV, L.P. (11)	Limited partnership interest				03/2025		0.02%		914.2	874.1	(5)
NMC CLO-2	Collaterized loan obligation	10.02%	SOFR (Q)	5.70%		01/2038		937.5	937.5	943.4	(5)(12)
OAKC 2012-7	Collaterized loan obligation	8.70%	SOFR (Q)	4.50%		02/2038		5,660.0	5,601.1	5,653.6	(5)(12)
	Collaterized loan obligation	10.05%				02/2038		480.0	282.1	260.5	(5)(12)
									5,883.2	5,914.1
OAKC 2014-10R	Collaterized loan obligation	8.73%	SOFR (Q)	4.40%		04/2038		2,000.0	2,000.0	1,987.5	(5)(12)
OAKC 2015-12	Collaterized loan obligation	7.03%				04/2037		14,541.0	8,501.8	7,775.3	(5)(12)
OAKC 2016-13	Collaterized loan obligation	10.08%	SOFR (Q)	5.75%		10/2037		1,220.0	1,220.0	1,230.1	(5)(12)
	Collaterized loan obligation	8.81%				10/2037		2,920.0	2,304.4	1,980.4	(5)(12)
	Collaterized loan obligation	8.81%				01/2030		1,400.0	1,104.8	949.5	(5)(12)
									4,629.2	4,160.0
OAKC 2017-15	Collaterized loan obligation	7.49%				01/2030		3,441.5	1,868.5	1,637.0	(5)(12)
OAKC 2019-2	Collaterized loan obligation	11.90%				01/2038		3,330.0	3,022.8	2,957.9	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
OAKC 2019-3	Collaterized loan obligation	9.33%	SOFR (Q)	5.00%		01/2038		783.3	769.7	788.3	(5)(12)
	Collaterized loan obligation	10.35%				07/2032		3,590.0	3,021.9	2,865.2	(5)(12)
									3,791.6	3,653.5
OAKC 2019-4	Collaterized loan obligation	9.28%	SOFR (Q)	4.95%		01/2038		3,640.0	3,640.0	3,661.8	(5)(12)
OAKC 2020-5	Collaterized loan obligation	9.46%				10/2037		3,130.0	2,999.7	2,616.3	(5)(12)
OAKC 2020-6	Collaterized loan obligation	9.58%	SOFR (Q)	5.25%		10/2037		1,100.0	1,100.0	1,104.5	(5)(12)
	Collaterized loan obligation	9.52%				10/2037		2,966.0	3,159.0	2,945.7	(5)(12)
									4,259.0	4,050.2
OAKC 2020-7	Collaterized loan obligation	9.16%	SOFR (Q)	4.90%		07/2038		6,370.0	6,370.0	6,417.2	(5)(12)
OAKC 2021-16	Collaterized loan obligation	8.57%				10/2034		1,210.0	1,004.5	846.8	(5)(12)
OAKC 2021-8	Collaterized loan obligation	9.18%	SOFR (Q)	4.85%		01/2038		525.0	525.5	528.2	(5)(12)
	Collaterized loan obligation	11.88%				01/2038		3,190.0	2,775.1	2,747.6	(5)(12)
									3,300.6	3,275.8
OAKC 2021-9	Collaterized loan obligation	9.83%	SOFR (Q)	5.50%		10/2037		2,050.0	2,050.0	2,067.9	(5)(12)
	Collaterized loan obligation	10.27%				10/2037		1,500.0	1,438.1	1,378.0	(5)(12)
									3,488.1	3,445.9
OAKC 2022-12R	Collaterized loan obligation	9.18%	SOFR (Q)	4.85%		07/2037		6,700.0	6,700.0	6,747.8	(5)(12)
OAKC 2023-15RA	Collaterized loan obligation	9.16%	SOFR (Q)	4.85%		07/2038		3,000.0	3,000.0	3,035.2	(5)(12)
OAKC 2023-16	Collaterized loan obligation	8.33%	SOFR (Q)	4.00%		10/2036		2,000.0	2,000.0	2,007.7	(5)(12)
OAKCL 2023-1	Collaterized loan obligation	11.82%	SOFR (Q)	7.50%		04/2038		1,500.0	1,554.7	1,548.4	(5)(12)
OAKCL 2025-32	Collaterized loan obligation	9.68%	SOFR (Q)	5.35%		07/2038		1,750.0	1,750.0	1,757.0	(5)(12)
OCP 2015-10	Collaterized loan obligation	9.66%	SOFR (Q)	5.35%		01/2038		1,000.0	993.9	1,010.0	(5)(12)
OCP 2016-11	Collaterized loan obligation	9.56%	SOFR (Q)	5.25%		07/2038		5,080.0	5,080.0	5,120.4	(5)(12)
OCP 2018-15	Collaterized loan obligation	12.20%				07/2031		13,282.0	5,980.3	5,871.3	(5)(12)
OCP 2021-21	Collaterized loan obligation	14.03%				01/2038		20,007.0	12,410.3	12,152.8	(5)(12)
OCP 2022-24	Collaterized loan obligation	10.58%	SOFR (Q)	6.25%		10/2037		1,550.0	1,562.9	1,570.0	(5)(12)
OCP 2025-43	Collaterized loan obligation	10.78%	SOFR (Q)	6.50%		07/2038		2,100.0	2,100.0	2,159.4	(5)(12)
OCP 2025-44	Collaterized loan obligation	9.06%	SOFR (Q)	4.80%		10/2038		1,800.0	1,800.0	1,808.2	(5)(12)
OCPA 2023-29	Collaterized loan obligation	9.33%	SOFR (Q)	5.00%		01/2036		1,000.0	1,000.0	986.1	(5)(12)
OCPA 2025-41	Collaterized loan obligation	8.00%				04/2037		1,500.0	1,500.0	1,506.3	(5)(12)
OCT61 2023-2	Collaterized loan obligation	12.22%	SOFR (Q)	7.89%		04/2038		1,500.0	1,455.4	1,566.9	(5)(12)
OCT63 2024-2	Collaterized loan obligation	10.83%	SOFR (Q)	6.50%		07/2037		1,166.7	1,126.6	1,187.6	(5)(12)
OCT66 2022-1	Collaterized loan obligation	11.81%	SOFR (Q)	7.62%		11/2036		937.5	944.5	940.0	(5)(12)
OCT67 2023-1	Collaterized loan obligation	12.00%				07/2038		1,659.9	1,659.9	1,669.0	(5)(12)
OHACP 2024-17	Collaterized loan obligation	9.33%	SOFR (Q)	5.00%		01/2038		3,000.0	3,000.0	3,030.0	(5)(12)
	Collaterized loan obligation	11.46%				01/2038		2,610.0	2,441.0	2,351.9	(5)(12)
									5,441.0	5,381.9
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
OHALF 2016-1	Collaterized loan obligation	10.86%				07/2037		2,375.0	1,447.6	1,416.4	(5)(12)
OKANAGAN 2024-1	Private asset-backed investment	12.48%	SOFR (M)	8.25%		12/2032		22,439.1	22,476.8	21,988.1	(5)(12)
One Equity Partners VI, L.P. (11)	Limited partnership interest				09/2025		0.21%		2,920.0	3,507.1	(5)
One Equity Partners VII, L.P. (11)	Limited partnership interest				09/2025		0.14%		2,338.4	2,399.6	(5)
Onex Partners III LP (11)	Limited partnership interest				03/2025		0.03%		1,049.9	1,411.4	(5)
Onex Partners IV LP (11)	Limited partnership interest				03/2025		0.05%		2,649.5	2,864.3	(5)
Permira IV L.P. 2	Limited partnership interest				03/2025		0.02%		1,249.7	1,667.4	(5)
Permira V G.P. L.P. (11)	Limited partnership interest				09/2025		0.01%		370.1	522.7	(5)
Permira VI L.P.1 (11)	Limited partnership interest				09/2025		0.01%		393.2	538.8	(5)
PIPK 2025-18	Collaterized loan obligation	10.04%	SOFR (Q)	5.75%		04/2038		1,250.0	1,250.0	1,278.2	(5)(12)
PLMRS 2025-1	Collaterized loan obligation	8.81%	SOFR (Q)	4.50%		04/2038		2,350.0	2,346.9	2,356.1	(5)(12)
PLMRS 2025-3	Collaterized loan obligation	9.23%	SOFR (Q)	4.95%		07/2038		3,600.0	3,600.0	3,628.6	(5)(12)
PROSE 2024-3	Private asset-backed investment	8.85%				10/2054		25,000.0	25,000.0	25,831.8	(5)(12)
Providence Equity Partners (Midsummer) L.P. (11)	Limited partnership interest				09/2025		0.09%		613.6	836.3	(5)
Providence Equity Partners VII, L.P. (11)	Limited partnership interest				09/2025		0.02%		503.3	763.5	(5)
Providence Equity Partners VII-A L.P. (11)	Limited partnership interest				03/2025		0.04%		2,082.0	2,069.1	(5)
Providence Equity Partners VIII, L.P. (11)	Limited partnership interest				09/2025		0.07%		3,147.7	4,086.9	(5)
Purple Garden Invest (D) AB (11)	Limited partnership interest				09/2025		0.45%		1,039.5	1,204.0	(5)
PXLY 2024-1	Collaterized loan obligation	9.32%	SOFR (Q)	5.00%		01/2037		6,550.0	6,550.0	6,622.1	(5)(12)
Red Garden Invest (D) AB (11)	Limited partnership interest				09/2025		0.93%		1,377.2	1,600.1	(5)
Riviera Loan Funding Warehouse 75, Ltd.	Collaterized loan obligation	24.30%				12/2025		1,328.7	1,328.7	1,328.7	(5)(12)
RRAM 2022-21	Collaterized loan obligation	11.11%	SOFR (Q)	6.79%		07/2039		250.0	249.1	231.1	(5)(12)
	Collaterized loan obligation	7.83%				07/2039		13,070.0	8,857.2	7,500.6	(5)(12)
									9,106.3	7,731.7
RRAM 2022-23	Collaterized loan obligation	9.32%	SOFR (Q)	5.00%		07/2037		4,390.0	4,390.0	4,408.1	(5)(12)
RRAM 2022-24	Collaterized loan obligation	11.10%	SOFR (Q)	6.78%		01/2037		700.0	698.0	700.4	(5)(12)
RRAM 2023-25	Collaterized loan obligation	11.57%	SOFR (Q)	7.25%		10/2037		800.0	806.4	790.3	(5)(12)
RRAM 2023-27	Collaterized loan obligation	11.77%	SOFR (Q)	7.45%		10/2035		400.0	403.6	395.5	(5)(12)
	Collaterized loan obligation	11.77%				10/2035		5,580.0	4,603.5	4,601.9	(5)(12)
									5,007.1	4,997.4
RRAM 2024-29R	Collaterized loan obligation	14.35%				07/2039		5,205.0	3,059.8	3,143.0	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
RRAM 2024-30	Collaterized loan obligation	10.64%	SOFR (Q)	6.32%		07/2036		400.0	394.7	400.5	(5)(12)
	Collaterized loan obligation	12.05%				07/2036		7,000.0	6,099.7	5,736.2	(5)(12)
									6,494.4	6,136.7
RRAM 2024-31	Collaterized loan obligation	11.19%	SOFR (Q)	6.87%		10/2039		450.0	450.5	452.2	(5)(12)
	Collaterized loan obligation	14.30%				10/2039		11,200.0	8,974.0	9,136.6	(5)(12)
									9,424.5	9,588.8
RRAM 2024-33	Collaterized loan obligation	11.13%	SOFR (Q)	6.81%		10/2039		500.0	498.7	498.8	(5)(12)
RRAM 2024-35	Collaterized loan obligation	11.13%	SOFR (Q)	6.81%		01/2040		500.0	498.8	501.2	(5)(12)
RRAM 2025-37	Collaterized loan obligation	8.97%	SOFR (Q)	4.65%		04/2038		1,062.5	1,062.5	1,059.2	(5)(12)
RRAM 2025-38	Collaterized loan obligation	13.20%				04/2040		2,580.0	2,322.0	2,275.3	(5)(12)
RRAM 2025-40	Collaterized loan obligation	10.05%	SOFR (Q)	5.75%		07/2038		8,750.0	8,750.0	8,897.3	(5)(12)
Silver Lake Partners IV, L.P. (11)	Limited partnership interest				03/2025		0.02%		1,525.3	1,995.7	(5)
SIXST 2021-17	Collaterized loan obligation	17.78%				04/2038		5,550.0	3,701.8	3,856.2	(5)(12)
SIXST 2021-20	Collaterized loan obligation	9.76%	SOFR (Q)	5.50%		07/2038		3,250.0	3,250.0	3,266.0	(5)(12)
SIXST 2022-21	Collaterized loan obligation	10.08%	SOFR (Q)	5.75%		10/2037		2,025.0	2,025.0	2,051.2	(5)(12)
	Collaterized loan obligation	15.10%				10/2037		5,242.0	3,459.7	3,411.4	(5)(12)
									5,484.7	5,462.6
SIXST 2024-26	Collaterized loan obligation	9.98%	SOFR (Q)	5.65%		10/2037		650.0	653.8	656.4	(5)(12)
SIXST 2024-27	Collaterized loan obligation	9.57%	SOFR (Q)	5.25%		01/2038		1,750.0	1,750.0	1,767.2	(5)(12)
SIXST 2025-28	Collaterized loan obligation	9.78%	SOFR (Q)	5.45%		04/2038		725.0	725.0	735.9	(5)(12)
	Collaterized loan obligation	11.21%				04/2038		2,873.0	2,364.5	2,293.7	(5)(12)
									3,089.5	3,029.6
SIXST 2025-29	Collaterized loan obligation	10.60%				07/2038		4,870.0	4,392.7	4,471.4	(5)(12)
SIXST 2025-30	Collaterized loan obligation	9.14%	SOFR (Q)	4.85%		07/2038		2,300.0	2,300.0	2,311.9	(5)(12)
	Collaterized loan obligation	10.70%				07/2038		6,315.0	5,516.2	5,551.4	(5)(12)
									7,816.2	7,863.3
SPEAK 2024-11	Collaterized loan obligation	17.29%				07/2037		4,000.0	3,092.0	3,285.9	(5)(12)
STKPK 2022-1	Collaterized loan obligation	10.47%	SOFR (Q)	6.15%		10/2037		1,687.5	1,687.5	1,695.3	(5)(12)
	Collaterized loan obligation	13.72%				10/2037		20,240.0	16,189.4	15,270.8	(5)(12)
	Collaterized loan obligation					10/2037		20,240.0	185.3	600.9	(5)(12)
									18,062.2	17,567.0
SYMP 2022-33	Collaterized loan obligation	9.67%	SOFR (Q)	5.35%		01/2038		1,250.0	1,250.0	1,221.7	(5)(12)
SYMP 2023-40	Collaterized loan obligation	9.57%	SOFR (Q)	5.25%		01/2038		1,500.0	1,500.0	1,509.9	(5)(12)
TCIFC 2023-1	Collaterized loan obligation	9.27%	SOFR (Q)	4.95%		07/2038		1,800.0	1,800.0	1,828.0	(5)(12)
Texas Debt Capital CLO 2024-II Ltd	Collaterized loan obligation	9.57%	SOFR (Q)	5.25%		01/2037		4,100.0	4,100.0	4,142.5	(5)(12)
Thoma Bravo Fund XI-A, L.P. (11)	Limited partnership interest				03/2025		0.09%		791.1	1,052.0	(5)
Thoma Bravo Special Opportunities Fund II-A, L.P. (11)	Limited partnership interest				03/2025		0.43%		1,133.3	1,510.8	(5)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
THPT 2023-THL	Commercial mortgage-backed security	10.74%				12/2034		5,000.0	4,988.9	5,051.2	(5)(12)
Tikehau Green Diamond II CFO Equity LP (11)	Private asset-backed investment	9.73%	Euribor (Q)	7.75%	12/2024		3,268,225		2,823.7	3,318.4	(5)(12)
Tikehau Ruby CLO Equity LP (11)	Private asset-backed investment	12.02%	Euribor (Q)	10.00%	03/2024		1,815,364		705.3	781.9	(5)(7)(12)
Tikehau Topaz LP (11)	Private asset-backed investment	13.30%	SOFR (Q)	9.00%	06/2024		3,104,580		2,382.7	2,417.2	(5)(7)(12)
TPG Partners VI, L.P. (11)	Limited partnership interest				03/2025		—%		322.9	375.8	(5)
Trident VI Parallel Fund, L.P. (11)	Limited partnership interest				03/2025		0.09%		1,323.8	1,638.3	(5)
TriplePoint Venture Growth BDC Corp	Senior subordinated loan	8.11%				02/2028		32,900.0	32,900.0	33,493.3	(2)(5)(12)
Vector Capital IV, L.P. (11)	Limited partnership interest				03/2025		0.02%		198.7	271.4	(5)
Vector Capital VI, L.P. (11)	Limited partnership interest				03/2025		—%		25.2	27.7	(5)
Vestar Capital Partners VII, L.P. (11)	Limited partnership interest				09/2025		0.19%		1,976.9	2,034.7	(5)
Vista Equity Partners Fund V-A, L.P. (11)	Limited partnership interest				03/2025		0.02%		834.0	951.8	(5)
VOYA 2021-3	Collaterized loan obligation	10.16%	SOFR (Q)	5.90%		04/2038		2,500.0	2,500.0	2,555.5	(5)(12)
	Collaterized loan obligation	8.15%				04/2038		1,875.0	1,875.0	1,908.0	(5)(12)
									4,375.0	4,463.5
VOYA 2022-3	Collaterized loan obligation	8.83%	SOFR (Q)	4.50%		10/2036		2,000.0	2,000.0	2,008.1	(5)(12)
VOYA 2024-1	Collaterized loan obligation	10.97%	SOFR (Q)	6.65%		04/2037		1,681.9	1,742.5	1,708.2	(5)(12)
VOYA 2024-2	Collaterized loan obligation	10.38%	SOFR (Q)	6.05%		07/2037		2,500.0	2,414.0	2,532.0	(5)(12)
VOYA 2025-1	Collaterized loan obligation	8.89%	SOFR (Q)	4.60%		04/2038		5,215.0	5,192.8	5,177.2	(5)(12)
VOYA 2025-2	Collaterized loan obligation	10.55%	SOFR (Q)	6.25%		07/2038		3,497.7	3,441.5	3,554.0	(5)(12)
	Collaterized loan obligation	13.85%				07/2038		11,976.0	10,686.2	10,915.2	(5)(12)
									14,127.7	14,469.2
VOYA 2025-3	Collaterized loan obligation	9.73%	SOFR (Q)	5.40%		07/2038		3,000.0	3,000.0	3,024.2	(5)(12)
VOYA 2025-4	Collaterized loan obligation	9.36%	SOFR (Q)	5.10%		10/2038		6,800.0	6,800.0	6,832.6	(5)(12)
WCAS XIII, L.P. (11)	Limited partnership interest				09/2025		0.05%		889.2	1,673.8	(5)
WCP Bridge Fund, L.P. (11)	Limited partnership interest				09/2025		0.22%		0.0	249.8	(5)
WEHPK 2022-1	Collaterized loan obligation	9.35%	SOFR (Q)	5.40%		10/2038		5,300.0	5,300.0	5,326.5	(5)(12)
Wellspring Capital Partners VI (Onshore), L.P. (11)	Limited partnership interest				09/2025		0.11%		1,869.2	1,495.8	(5)
WILDPK 2024-1	Collaterized loan obligation	10.08%	SOFR (Q)	5.75%		10/2037		1,117.5	1,117.5	1,132.3	(5)(12)
Wind Point Partners VIII-A, L.P. (11)	Limited partnership interest				09/2025		0.06%		671.1	588.7	(5)
WONPK 2025-1	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		07/2038		3,350.0	3,350.0	3,393.5	(5)(12)

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									1,292,710.7	1,307,586.0		12.87%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	6.66%	SOFR (M)	2.50%		08/2028		35,954.6	36,035.4	35,939.5	(2)
	First lien senior secured loan	6.66%	SOFR (M)	2.50%		05/2030		11,182.5	11,199.1	11,189.6	(2)
									47,234.5	47,129.1
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan					10/2029		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.18%	SOFR (Q)	5.00%		10/2030		82,740.1	81,750.6	82,740.1	(2)(7)(12)
	Series B common units				10/2023		45,351		1,250.0	1,968.2	(12)
									83,000.6	84,708.3
Belron Finance US LLC	First lien senior secured loan	6.74%	SOFR (S)	2.50%		10/2031		22,537.0	22,522.8	22,635.7	(2)(5)(7)
Bumble Bidco Limited (10)	First lien senior secured loan	10.75%	SONIA (Q)	6.75%		10/2030		7,566.2	7,022.4	7,566.2	(2)(5)(7)(12)
Century De Buyer LLC	First lien senior secured loan	7.30%	SOFR (S)	3.00%		10/2030		49,953.2	49,991.7	49,968.7	(2)
ClubCorp Holdings, Inc. (10)	First lien senior secured loan	9.16%	SOFR (M)	5.00%		07/2032		39,555.1	38,981.0	39,357.3	(2)(7)(12)
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (10)	First lien senior secured revolving loan	8.52%	SOFR (S)	4.50%		11/2030		87.4	65.0	87.4	(2)(7)(12)
Davidson Hotel Company LLC (10)	First lien senior secured loan	9.16%	SOFR (M)	5.00%		10/2031		7,013.2	6,907.3	7,013.2	(2)(7)(12)
Equinox Holdings, Inc.	First lien senior secured loan	12.25% (4.13% PIK)	SOFR (Q)	8.25%		03/2029		44,453.3	43,416.1	44,453.3	(2)(7)(12)
	Second lien senior secured loan	16.00% PIK				06/2027		4,277.1	4,224.0	4,277.1	(2)(12)
									47,640.1	48,730.4
Eternal Aus Bidco Pty Ltd (10)	First lien senior secured loan	9.85%	BBSY (Q)	6.25%		11/2029		6,785.0	6,653.1	6,785.0	(2)(5)(7)(12)
Excel Fitness Consolidator LLC (10)	First lien senior secured loan	9.50%	SOFR (Q)	5.50%		04/2029		10,156.8	10,020.3	10,156.8	(2)(7)(12)
Fertitta Entertainment, LLC	First lien senior secured loan	7.41%	SOFR (M)	3.25%		01/2029		24,415.6	24,278.6	24,372.6	(2)(7)
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(10)	First lien senior secured revolving loan	8.15%	SOFR (M)	4.00%		08/2030		2,405.0	2,375.9	2,405.0	(2)(7)(12)
	First lien senior secured loan	9.14%	SOFR (M)	5.00%		08/2031		34,223.8	33,795.9	34,223.8	(2)(7)(12)
	First lien senior secured loan	9.64%	SOFR (M)	5.50%		08/2031		9,373.3	9,238.6	9,373.3	(2)(7)(12)
	Common units				07/2024		11,704,000		11,736.8	11,969.2	(2)(12)
									57,147.2	57,971.3
Flint OpCo, LLC (10)	First lien senior secured loan	8.94%	SOFR (M)	4.75%		08/2030		13,500.4	13,329.8	13,500.4	(2)(7)(12)
Golden State Foods LLC	First lien senior secured loan	8.00%	SOFR (Q)	4.00%		12/2031		6,990.7	6,972.7	6,997.8	(2)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (10)	First lien senior secured revolving loan					04/2029		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	10.75%	SOFR (Q)	6.75%		04/2030		13,046.7	12,779.4	13,046.7	(2)(7)(12)
	Class A common units				04/2023		100		100.0	69.4	(2)(12)
									12,879.4	13,116.1
Helios Service Partners, LLC and Astra Service Partners, LLC (10)	First lien senior secured revolving loan	9.27%	SOFR (Q)	5.00%		03/2027		0.5	0.5	0.5	(2)(7)(9)(12)
	First lien senior secured loan	9.15%	SOFR (Q)	5.00%		03/2027		12,584.2	12,496.2	12,584.2	(2)(7)(12)
									12,496.7	12,584.7
HGC Holdings, LLC (10)	First lien senior secured loan	8.64%	SOFR (M)	4.50%		06/2029		54,664.1	54,200.8	54,157.1	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
IFH Franchisee Holdings, LLC (10)	First lien senior secured revolving loan	8.21%	SOFR (Q)	4.00%		12/2029		11,194.0	10,981.5	11,194.0	(2)(7)(12)
	First lien senior secured loan	9.71%	SOFR (Q)	5.50%		12/2029		47,130.1	46,533.4	47,130.1	(2)(7)(12)
									57,514.9	58,324.1
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (10)	First lien senior secured revolving loan	12.25%	Base Rate (Q)	5.00%		12/2028		56.8	49.5	56.8	(2)(5)(7)(12)
	First lien senior secured loan	10.00%	SOFR (Q)	6.00%		12/2028		9,959.1	9,799.9	9,960.7	(2)(5)(7)(12)
	First lien senior secured loan	9.50%	SOFR (Q)	5.50%		12/2028		5,266.4	5,177.7	5,266.4	(2)(5)(7)(12)
	First lien senior secured loan	8.45%	CORRA (Q)	6.00%		12/2028		1,172.7	1,154.2	1,173.1	(2)(5)(7)(12)
	Class A units				12/2022		50,000		50.0	59.1	(2)(5)(12)
									16,231.3	16,516.1
IRB Holding Corp.	First lien senior secured loan	6.66%	SOFR (M)	2.50%		12/2027		98,833.8	98,863.1	98,838.8	(2)(7)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (10)	First lien senior secured loan	10.00%	SOFR (Q)	6.00%		12/2027		17,053.7	16,843.6	17,053.7	(2)(7)(12)
	Limited partnership interests				12/2022		133,000		133.0	169.3	(12)
									16,976.6	17,223.0
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC (10)	First lien senior secured loan	9.41%	SOFR (M)	5.25%		09/2031		62,997.9	62,064.5	62,367.9	(2)(7)(12)
	Limited partnership interests				09/2025		30,788		30,788.1	31,076.6	(2)(12)
									92,852.6	93,444.5
Merlin Buyer Inc.	First lien senior secured loan	8.07%	SOFR (Q)	4.00%		12/2028		6,567.3	6,563.6	6,583.7	(2)(5)(7)(12)
Mister Car Wash Holdings, Inc.	First lien senior secured loan	6.66%	SOFR (M)	2.50%		03/2031		11,998.7	12,022.0	12,009.4	(2)(5)
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc. (10)	First lien senior secured revolving loan					06/2031		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.03%	SOFR (Q)	5.00%		06/2031		33,014.9	32,783.9	33,014.9	(2)(7)(12)
	Class A preferred units				09/2024		883		883.4	848.2	(12)
	Class B common units				09/2024		883,420		380.1	356.2	(12)
									34,047.4	34,219.3
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC (10)	First lien senior secured revolving loan	9.06%	SOFR (Q)	5.00%		05/2028		363.6	357.0	363.6	(2)(7)(12)
	First lien senior secured loan	9.20%	SOFR (Q)	5.00%		05/2028		13,376.7	13,196.3	13,376.7	(2)(7)(12)
									13,553.3	13,740.3
Northwinds Holding, Inc. and Northwinds Services Group LLC (10)	First lien senior secured loan	9.67%	SOFR (Q)	5.25%		05/2029		21,655.0	21,328.8	21,655.0	(2)(7)(12)
	Common units				05/2023		121,368		166.7	219.8	(2)(12)
									21,495.5	21,874.8
PestCo Holdings, LLC and PestCo, LLC (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		08/2030		20,861.4	20,760.3	20,757.1	(2)(7)(12)
	Class A units				01/2023		8		106.0	161.4	(12)
									20,866.3	20,918.5
PG Investment Company 59 S.a r.l.	First lien senior secured loan	6.91%	SOFR (M)	2.75%		03/2031		9,708.4	9,737.0	9,727.8	(2)(5)
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc. (10)	First lien senior secured revolving loan	9.46%	SOFR (Q)	5.25%		10/2030		1,743.6	1,713.8	1,624.7	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.52%	SOFR (Q)	5.25%		10/2030		8,576.5	8,472.7	7,878.3	(2)(7)(12)
	Common stock				10/2024		866		866.0	305.4	(2)(12)
									11,052.5	9,808.4
Premiere Buyer, LLC (10)	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		05/2031		29,058.2	28,729.1	29,058.2	(2)(7)(12)
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		06/2031		66,935.1	66,271.3	66,935.1	(2)(7)(12)
	Limited partnership interest				06/2024		12,049,000		12,049.0	14,083.4	(2)(12)
									78,320.3	81,018.5
Radiant Intermediate Holding, LLC	First lien senior secured loan	10.30%	SOFR (Q)	6.00%		11/2026		919.3	911.6	836.6	(2)(7)(12)
Redwood Services LP (10)	First lien senior secured revolving loan					06/2032		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		06/2032		35,552.1	35,211.5	35,196.6	(2)(7)(12)
									35,211.5	35,196.6
Service Logic Acquisition, Inc. and MSHC, Inc.	First lien senior secured loan	7.31%	SOFR (Q)	3.00%		10/2027		71,780.7	71,778.5	71,826.0	(2)(7)
University Support Services LLC	First lien senior secured loan	6.91%	SOFR (M)	2.75%		02/2029		21,779.2	21,753.7	21,429.9	(2)(5)(7)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (10)	First lien senior secured revolving loan	10.00%	SOFR (Q)	6.00%		11/2030		2,369.0	2,315.2	2,250.9	(2)(7)(9)(12)
	First lien senior secured loan	10.00%	SOFR (Q)	6.00%		11/2030		31,186.9	30,861.6	29,939.4	(2)(7)(12)
	First lien senior secured loan	9.25%	SOFR (Q)	5.25%		11/2030		2,466.3	2,412.5	1,710.0	(2)(7)(12)
	Class B common units				11/2023		351		351.0	498.2	(12)
									35,940.3	34,398.5
Vista Higher Learning, LLC (10)	First lien senior secured revolving loan	7.52%	SOFR (Q)	3.50%		09/2031		0.2	0.2	0.2	(2)(7)(12)
	First lien senior secured loan	8.77%	SOFR (S)	4.75%		09/2031		27,812.4	27,536.2	27,534.3	(2)(7)(12)
	First lien senior secured loan	7.52%	SOFR (S)	3.50%		09/2031		1.0	1.0	1.0	(2)(7)(12)
									27,537.4	27,535.5
Wash Multifamily Parent Inc	First lien senior secured loan	7.25%	SOFR (Q)	3.25%		09/2032		5,315.6	5,305.7	5,333.3	(2)
Whatabrands LLC	First lien senior secured loan	6.66%	SOFR (M)	2.50%		08/2028		53,357.0	53,181.8	53,384.3	(2)(7)

									1,271,790.0	1,280,084.2		12.60%
Insurance
15484880 Canada Inc. and 15484910 Canada Inc. (10)	First lien senior secured revolving loan	8.06%	CORRA (M)	5.25%		04/2031		304.1	275.4	304.1	(2)(5)(7)(12)
	First lien senior secured loan	8.27%	CORRA (M)	5.25%		04/2031		25,810.0	24,710.8	25,810.0	(2)(5)(7)(12)
	Senior subordinated loan	14.00% PIK				04/2035		12,872.0	12,262.0	12,872.0	(2)(5)(12)
	Class A2 shares				04/2025		18,195,524		12,703.7	13,075.3	(2)(5)(12)
									49,951.9	52,061.4
Acrisure, LLC	First lien senior secured loan	7.41%	SOFR (M)	3.25%		06/2032		44,887.5	44,779.3	44,794.1	(2)
	First lien senior secured loan	7.16%	SOFR (M)	3.00%		11/2030		22,142.4	22,053.4	22,080.2	(2)
									66,832.7	66,874.3
Alera Group, Inc.	First lien senior secured loan	7.41%	SOFR (M)	3.25%		05/2032		16,000.0	16,089.8	16,052.3	(2)(7)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Alliant Holdings Intermediate, LLC	First lien senior secured loan	6.67%	SOFR (M)	2.50%		09/2031		65,232.4	65,066.8	65,043.2	(2)
AMWINS Group, LLC	First lien senior secured loan	6.25%	SOFR (M)	2.25%		01/2032		53,934.2	53,853.2	53,898.6	(2)(7)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	First lien senior secured loan	7.07%	SOFR (M)	2.75%		12/2031		26,850.0	26,850.0	26,739.6	(2)
Ardonagh Midco 3 Limited	First lien senior secured loan	6.94%	SOFR (S)	2.75%		02/2031		3,000.0	3,000.0	2,982.5	(2)(5)
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc. (10)	First lien senior secured revolving loan	8.66%	SOFR (Q)	4.50%		04/2032		846.3	830.5	829.4	(2)(7)(9)(12)
	First lien senior secured loan	8.64%	SOFR (M)	4.50%		04/2032		15,629.0	15,556.0	15,550.9	(2)(7)(12)
									16,386.5	16,380.3
Broadstreet Partners, Inc.	First lien senior secured loan	6.91%	SOFR (M)	2.75%		06/2031		45,019.3	45,023.7	45,054.9	(2)
Cross Financial Corp.	First lien senior secured loan	6.91%	SOFR (M)	2.75%		10/2031		9,612.2	9,596.7	9,630.2	(2)
Diamond Mezzanine 24 LLC (10)	First lien senior secured revolving loan	9.22%	SOFR (Q)	5.00%		10/2030		1,200.0	1,168.2	1,200.0	(2)(7)(12)
	First lien senior secured loan	9.31%	SOFR (Q)	5.00%		10/2030		78,239.5	77,596.7	78,239.5	(2)(7)(12)
									78,764.9	79,439.5
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (10)(11)	First lien senior secured revolving loan	9.25%	SOFR (Q)	5.25%		12/2029		534.7	472.0	534.7	(2)(5)(7)(9)(12)
	First lien senior secured loan	9.25%	SOFR (Q)	5.25%		12/2030		39,770.4	39,174.6	39,770.4	(2)(5)(7)(12)
	Limited partnership interest				03/2024		3,417,348		3,417.3	4,718.1	(2)(5)(12)
									43,063.9	45,023.2
Forza Insurance Holdings, LLC	First lien senior secured loan	9.50%	SOFR (Q)	5.50%		02/2030		40,694.4	40,156.2	40,694.4	(2)(7)(12)
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (10)	First lien senior secured revolving loan	7.57%	CORRA (M)	5.00%		03/2031		392.0	367.9	392.0	(2)(5)(7)(12)
	First lien senior secured loan	7.80%	CORRA (Q)	5.00%		03/2031		13,002.2	13,164.9	13,002.2	(2)(5)(7)(12)
									13,532.8	13,394.2
HIG Finance 2 Limited	First lien senior secured loan	6.91%	SOFR (M)	2.75%		02/2031		42,103.0	42,063.5	42,095.0	(2)(5)(7)
	First lien senior secured loan	7.66%	SOFR (M)	3.50%		04/2030		19,500.4	19,445.7	19,482.0	(2)(5)(7)
									61,509.2	61,577.0
Higginbotham Insurance Agency, Inc. and HIG Intermediate, Inc. (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		11/2028		2,631.2	2,615.7	2,631.2	(2)(7)(12)
	First lien senior secured loan	8.67%	SOFR (M)	4.50%		11/2028		2,541.2	2,533.6	2,541.2	(2)(7)(12)
	Series A preferred shares	10.50%			12/2024		33,710		33,204.4	33,710.0	(2)(12)
									38,353.7	38,882.4
High Street Buyer, Inc. and High Street Holdco LLC (10)	First lien senior secured loan	8.50%	SOFR (M)	4.25%		04/2028		3,958.9	3,821.9	3,958.9	(2)(7)(12)
	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		04/2028		456.8	441.0	456.8	(2)(7)(12)
									4,262.9	4,415.7
Hub International Limited	First lien senior secured loan	6.58%	SOFR (Q)	2.25%		06/2030		69,607.5	69,483.5	69,692.4	(2)(7)
IMA Financial Group, Inc.	First lien senior secured loan	7.16%	SOFR (M)	3.00%		11/2028		10,459.8	10,447.3	10,459.8	(2)(7)
King Risk Partners, LLC (10)	First lien senior secured loan	8.66%	SOFR (M)	4.50%		04/2031		10,616.3	10,492.0	10,473.7	(2)(7)(12)
Koala Investment Holdings, Inc. (10)	First lien senior secured loan	8.50%	SOFR (M)	4.50%		08/2032		25,482.0	25,230.5	25,227.2	(2)(7)(12)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (10)	First lien senior secured revolving loan	10.03%	SOFR (M)	5.75%		11/2029		49.1	30.9	49.1	(2)(7)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.97%	SOFR (M)	5.75%		11/2029		13,432.9	13,278.9	13,432.9	(2)(7)(12)
	First lien senior secured loan	9.27%	SOFR (M)	5.00%		11/2029		1,231.5	1,210.6	1,231.5	(2)(7)(12)
	Class A2 units				11/2023		102,501		2,050.0	2,541.4	(2)(12)
									16,570.4	17,254.9
OneDigital Borrower LLC	First lien senior secured loan	7.12%	SOFR (M)	3.00%		07/2031		61,018.3	60,945.2	60,943.2	(2)(7)
Ryan Specialty Group, LLC	First lien senior secured loan	6.16%	SOFR (M)	2.00%		09/2031		17,764.9	17,763.1	17,759.4	(2)(5)
SIG Parent Holdings, LLC (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		08/2031		26,062.5	25,790.9	26,062.5	(2)(7)(12)
Slaine Holdings LLC (10)	Senior subordinated loan	10.91%	SOFR (M)	6.75%		05/2030		64,445.2	63,248.8	63,156.3	(2)(7)(12)
Trucordia Insurance Holdings, LLC	First lien senior secured loan	7.41%	SOFR (M)	3.25%		06/2032		20,495.6	20,522.6	20,521.3	(2)
USI, Inc.	First lien senior secured loan	6.25%	SOFR (Q)	2.25%		11/2029		65,322.3	65,323.9	65,235.4	(2)
	First lien senior secured loan	6.25%	SOFR (Q)	2.25%		09/2030		27,926.2	27,936.5	27,881.5	(2)
									93,260.4	93,116.9
World Insurance Associates, LLC and World Associates Holdings, LLC (10)	First lien senior secured loan	9.00%	SOFR (Q)	5.00%		04/2030		18,665.6	18,513.0	18,665.6	(2)(7)(12)

									1,064,562.6	1,071,476.9		10.54%
Sports, Media and Entertainment
22 HoldCo Limited	Senior subordinated loan	11.75% PIK	SONIA (S)	7.50%		08/2033		26,204.7	24,444.9	26,204.7	(2)(5)(7)(12)
3 Step Sports LLC (10)	First lien senior secured loan	12.01% (1.50% PIK)	SOFR (Q)	8.00%		10/2029		16,625.7	15,929.2	16,063.6	(2)(7)(12)
Bad Vibes Forever, LLC and Bad Vibes Forever Publishing, LLC	First lien senior secured loan	9.68%	SOFR (S)	5.50%		06/2032		18,667.1	18,397.6	18,387.1	(2)(7)(12)
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		6,147.0	6,411.6	(5)(12)
Creative Artists Agency, LLC	First lien senior secured loan	6.66%	SOFR (M)	2.50%		10/2031		53,764.8	53,815.1	53,820.7	(2)
Dundee Eros, LP	Limited partnership interest				11/2024		4,859,032		4,859.0	4,560.2	(2)(12)
Endeavor Group Holdings, Inc.	First lien senior secured loan	7.16%	SOFR (M)	3.00%		03/2032		33,165.6	33,107.0	33,149.0	(2)
FEH Group, LLC.	Class A common interest				12/2024		20		139,469.6	159,220.8	(12)
	Class A common interest				12/2024		20		4,067.9	4,643.9	(12)
	Class A common interest				12/2024		20		1,003.3	1,145.4	(12)
									144,540.8	165,010.1
Fever Labs, Inc. (10)	First lien senior secured revolving loan	11.00%				11/2028		14,536.7	14,360.3	14,536.7	(2)(12)
	First lien senior secured loan	11.00%				11/2028		24,982.8	23,158.6	24,982.8	(2)(12)
	Series B redeemable preferred stock	13.50% PIK			06/2025		11,786		12,016.5	12,281.7	(2)(12)
	Series E-5 Convertible Shares				08/2024		318,631		1,381.9	1,719.6	(2)(12)
	Warrant to purchase common stock				06/2025	06/2035	235,740		—	—	(12)
									50,917.3	53,520.8
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Formula One Management Limited	First lien senior secured loan	6.30%	SOFR (Q)	2.00%		09/2031		15,308.3	15,306.9	15,303.5	(2)(5)(7)
	First lien senior secured loan	7.66%	SOFR (M)	3.50%		09/2031		7,654.1	7,653.4	7,651.8	(2)(5)(7)
									22,960.3	22,955.3
Global Music Rights, LLC (10)	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		12/2031		136,354.2	134,245.0	136,354.2	(2)(7)(12)
GSM Rights Fund II LP (11)	Class B Interest				03/2025	03/2031	2,058,315		2,058.3	2,058.3	(5)(12)
League One Volleyball Clubs, LLC and League One Volleyball, Inc. (10)	First lien senior secured loan	10.62%	SOFR (Q)	6.50%		01/2030		1.0	0.9	1.0	(2)(7)(12)
	First lien senior secured loan	12.75%	Base rate (Q)	5.50%		01/2030		0.1	0.1	0.1	(2)(7)(12)
	Series B preferred stock				07/2023		194		1.0	2.3	(2)(12)
	Series C preferred stock				09/2024		67		0.6	0.7	(2)(12)
	Warrant to purchase common stock				01/2025	01/2030	8		—	—	(12)
									2.6	4.1
Legends Hospitality Holding Company, LLC and Stadium Coinvest (B)-III, L.P. (10)	First lien senior secured revolving loan	9.16%	SOFR (M)	5.00%		08/2030		320.2	268.0	320.2	(2)(7)(9)(12)
	First lien senior secured loan	9.71% (2.75% PIK)	SOFR (Q)	5.50%		08/2031		27,781.3	27,326.7	27,781.3	(2)(7)(12)
	First lien senior secured loan	9.19%	SOFR (Q)	5.00%		08/2031		990.2	976.8	990.2	(2)(7)(12)
	Limited partnership interest				02/2025		2,977,000		3,041.0	3,209.2	(2)(12)
									31,612.5	32,300.9
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	15,000.0	(2)(5)(12)
Melody TopCo LP and Melody Holdings LP	Class A-1 preferred units	11.00% PIK			07/2025		18,204		32,872.2	32,872.8	(2)(12)
	Class A-2 preferred units	11.00% PIK			07/2025		18,204		3,652.5	3,652.5	(12)
	Class A-1 common units				07/2025		7,354		13,235.0	13,237.2	(2)(12)
	Class A-2 common units				07/2025		7,354		1,470.6	1,470.8	(12)
									51,230.3	51,233.3
NEP Group, Inc.	First lien senior secured loan	9.21% (1.50% PIK)	SOFR (Q)	4.75%		08/2026		24,494.7	23,822.3	24,290.7	(2)
	First lien senior secured loan	8.46% (1.50% PIK)	SOFR (Q)	4.00%		08/2026		20,346.4	19,781.2	20,244.7	(2)(7)
									43,603.5	44,535.4
Orange Barrel Media, LLC/IKE Smart City, LLC (10)	Private asset-backed investment	10.11%	SOFR (M)	5.75%		10/2027		3,111.1	3,083.8	3,111.1	(2)(7)(12)
	Private asset-backed investment	9.91%	SOFR (M)	5.75%		03/2027		2,852.0	2,834.9	2,852.0	(2)(7)(12)
									5,918.7	5,963.1
Quartz Holding Company	First lien senior secured loan	7.41%	SOFR (M)	3.25%		10/2028		6,028.0	6,015.8	6,001.6	(2)(7)
Sandlot Action Sports, LLC	Common units				05/2024		3,384		25.0	21.7	(12)
Shout! Factory, LLC (10)	First lien senior secured revolving loan	9.25%	SOFR (Q)	5.25%		06/2031		386.4	354.7	353.3	(2)(7)(12)
	First lien senior secured loan	9.25%	SOFR (Q)	5.25%		06/2031		17,765.5	17,510.4	17,499.0	(2)(7)(12)
									17,865.1	17,852.3
South Florida Motorsports, LLC	Class A common interest				12/2024		20		4,225.0	4,224.5	(12)
United Talent Agency LLC	First lien senior secured loan	7.65%	SOFR (M)	3.50%		06/2032		14,895.9	14,889.4	14,970.4	(2)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Voldex Entertainment Limited	First lien senior secured loan	11.25%	SOFR (Q)	7.25%		01/2029		21.4	21.0	21.4	(2)(5)(12)
Wasserman Media Group, LLC	First lien senior secured loan	7.16%	SOFR (M)	3.00%		06/2032		5,000.0	4,975.9	5,009.4	(2)
WideOpenWest Finance, LLC	First lien senior secured loan	11.58%	SOFR (Q)	7.00%		12/2028		105.5	106.1	107.5	(2)(5)(7)
WRE Sports Investments LLC	First lien senior secured loan	11.00% (5.50% PIK)				07/2031		37,187.6	36,495.1	37,187.6	(2)(12)
Zuffa Guarantor LLC	First lien senior secured loan	6.04%	SOFR (Q)	2.00%		11/2031		9,925.1	9,914.0	9,935.9	(2)(5)

									748,321.5	782,864.7		7.70%
Pharmaceuticals, Biotechnology and Life Sciences
1261229 B.C. LTD.	First lien senior secured loan	10.41%	SOFR (M)	6.25%		10/2030		53,865.0	52,394.8	53,006.4	(2)(5)
	First lien senior secured notes	10.00%				04/2032		13,500.0	13,500.0	13,838.2	(2)(5)
									65,894.8	66,844.6
Alcami Corporation (10)	First lien senior secured loan	11.34%	SOFR (Q)	7.00%		12/2028		4,290.7	4,163.9	4,290.7	(2)(7)(12)
Bamboo US BidCo LLC (10)	First lien senior secured revolving loan					10/2029		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.55%	SOFR (Q)	5.25%		09/2030		17,458.8	17,159.7	17,458.8	(2)(7)(12)
	First lien senior secured loan	7.28%	Euribor (Q)	5.25%		09/2030		9,347.3	8,319.9	9,347.3	(2)(7)(12)
									25,479.6	26,806.1
Cambrex Corporation (10)	First lien senior secured revolving loan					03/2032		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	8.66%	SOFR (M)	4.50%		03/2032		121,493.9	120,378.3	121,493.9	(2)(7)(12)
									120,378.3	121,493.9
Creek Parent, Inc. and Creek Feeder, L.P. (10)	First lien senior secured revolving loan					12/2031		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.14%	SOFR (M)	5.00%		12/2031		123,206.0	121,292.0	123,206.0	(2)(7)(12)
	Limited partnership interest				12/2024		4,209,000		4,209.0	6,070.1	(2)(12)
									125,501.0	129,276.1
Curium BidCo S.a r.l.	First lien senior secured loan	7.00%	SOFR (S)	3.00%		08/2031		13,637.0	13,676.0	13,620.0	(2)(5)
	First lien senior secured loan	5.94%	Euribor (Q)	4.00%		08/2031		6,751.7	6,553.0	6,768.5	(2)(5)
									20,229.0	20,388.5
Grifols Worldwide Operations USA, Inc.	First lien senior secured loan	6.26%	SOFR (M)	2.00%		11/2027		63,735.3	63,306.7	63,512.3	(2)(5)
Gula Buyer Inc. and Gula Co-Invest II, L.P.	First lien senior secured loan	8.72%	SOFR (M)	4.50%		10/2031		149,250.0	147,649.9	149,250.0	(2)(7)(12)
	Common units				03/2025		538		560.6	631.1	(2)(12)
									148,210.5	149,881.1
Igea Bidco S.p.A.	First lien senior secured notes	9.33%				09/2031		3,650.8	3,887.4	4,286.8	(2)(5)(12)
Solar Bidco Limited (10)	First lien senior secured loan	7.66%	Euribor (Q)	5.75%		11/2029		3,992.3	3,603.0	4,070.7	(2)(5)(7)(12)
WCG Purchaser Corp.	First lien senior secured loan	7.16%	SOFR (M)	3.00%		02/2032		14,214.4	14,149.2	14,089.0	(2)(7)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (10)	First lien senior secured loan	10.50%	SOFR (Q)	6.25%		11/2030		4,380.8	4,300.7	4,380.8	(2)(7)(12)
	Limited partnership interest				11/2023		731,000		731.6	752.1	(2)(12)
									5,032.3	5,132.9
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									599,835.7	610,072.7		6.00%
Consumer Distribution and Retail
BGI Purchaser, Inc. (10)	First lien senior secured revolving loan	8.20%	SOFR (Q)	4.00%		05/2030		13,372.2	13,160.2	13,372.2	(2)(7)(12)
	First lien senior secured loan	9.20%	SOFR (Q)	5.00%		05/2031		34,096.1	33,712.8	34,096.1	(2)(7)(12)
									46,873.0	47,468.3
Blazing Star Parent, LLC	First lien senior secured loan	11.20%	SOFR (Q)	7.00%		08/2030		69,430.2	67,726.8	68,388.8	(2)(7)(12)
BR PJK Produce, LLC	First lien senior secured loan	10.69%	SOFR (Q)	6.25%		11/2027		3,131.9	3,103.0	3,131.9	(2)(7)(12)
BradyPlus Holdings, LLC (10)	First lien senior secured loan	9.31%	SOFR (Q)	5.00%		10/2029		31,353.3	30,954.5	31,353.3	(2)(7)(12)
City Line Distributors LLC and City Line Investments LLC (10)	First lien senior secured loan	10.54%	SOFR (Q)	6.00%		08/2028		2,746.2	2,705.8	2,746.2	(2)(7)(12)
	Class A units	8.00% PIK			08/2023		120,151		140.6	151.2	(2)(12)
									2,846.4	2,897.4
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (10)	First lien senior secured revolving loan	8.82%	SOFR (Q)	4.50%		11/2029		0.6	0.6	0.6	(2)(7)(12)
	First lien senior secured loan	10.32%	SOFR (Q)	6.00%		11/2029		4,602.2	4,548.0	4,602.2	(2)(7)(12)
	Limited partnership interest				11/2023		3,544,000		3,827.5	4,390.5	(2)(12)
									8,376.1	8,993.3
LS Group Opco Acquisition LLC	First lien senior secured loan	6.70%	SOFR (Q)	2.50%		04/2031		13,569.7	13,555.2	13,527.3	(2)
Madison Safety & Flow LLC	First lien senior secured loan	6.91%	SOFR (M)	2.75%		09/2031		17,945.0	17,914.6	17,956.3	(2)
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	First lien senior secured loan	7.20%	SOFR (Q)	3.00%		05/2028		77,168.8	76,705.2	77,124.0	(2)(7)
Mountaineer Merger Corporation (10)	First lien senior secured revolving loan	9.31%	SOFR (Q)	5.00%		10/2027		4,439.2	4,317.3	3,876.5	(2)(12)
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (10)	First lien senior secured revolving loan	10.01%	SOFR (Q)	5.75%		05/2031		808.0	768.7	808.0	(2)(7)(9)(12)
	First lien senior secured loan	10.17%	SOFR (Q)	5.75%		05/2031		12,034.2	11,738.9	12,034.2	(2)(7)(12)
	Class B limited liability company interest				05/2023		0.04%		100.0	91.5	(2)(12)
									12,607.6	12,933.7
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc. (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		05/2030		46,840.3	45,881.0	46,840.3	(2)(5)(7)(12)
	Class B common stock	8.00% PIK			05/2024		2,158		2,392.7	8,408.2	(2)(5)(12)
									48,273.7	55,248.5
Reddy Ice LLC (10)	First lien senior secured revolving loan	9.66%	SOFR (M)	5.50%		04/2029		844.4	597.7	844.4	(7)(9)(12)
	First lien senior secured revolving loan	11.75%	Base Rate (Q)	4.50%		04/2029		506.6	358.6	506.6	(7)(9)(12)
									956.3	1,351.0
Royal Borrower, LLC and Royal Parent, LP (10)	First lien senior secured revolving loan					07/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.43%	SOFR (M)	5.25%		07/2030		18,304.5	18,087.2	18,304.5	(2)(7)(12)
	Class A preferred units	10.00% PIK			07/2024		2,124,000		2,402.6	2,199.5	(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									20,489.8	20,504.0
SCIH Salt Holdings Inc.	First lien senior secured loan	7.20%	SOFR (Q)	3.00%		01/2029		79,416.2	79,335.5	79,472.6	(2)(7)
VRS Buyer, Inc. (10)	First lien senior secured loan	9.08%	SOFR (Q)	4.75%		07/2032		100,091.9	99,120.3	99,091.0	(2)(7)(12)
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (10)(11)	First lien senior secured revolving loan	11.03%	SOFR (Q)	6.75%		01/2029		127.1	113.1	25.4	(2)(7)(9)(12)
	First lien senior secured loan	11.91% (5.25% PIK)	SOFR (M)	7.75%		01/2029		7,880.5	7,753.9	6,934.8	(2)(7)(12)
	Common units				01/2023		50,000		50.3	—	(12)
									7,917.3	6,960.2

									541,072.6	550,278.1		5.42%
Independent Power and Renewable Electricity Producers
BNZ TopCo B.V. (10)	Senior subordinated loan	8.25%	Euribor (Q)	6.25%		10/2030		13,496.0	11,502.0	12,769.3	(2)(5)(7)(12)
Calpine Corp	First lien senior secured loan	6.16%	SOFR (M)	2.00%		07/2030		21,052.8	21,053.1	21,050.3	(2)
	First lien senior secured loan	5.91%	SOFR (M)	1.75%		02/2032		5,019.2	5,013.4	5,013.3	(2)
	First lien senior secured loan	5.91%	SOFR (M)	1.75%		01/2031		2,976.9	2,973.5	2,973.4	(2)
									29,040.0	29,037.0
Cornerstone Generation, LLC	First lien senior secured loan	7.45%	SOFR (M)	3.25%		10/2031		4,393.8	4,398.8	4,421.2	(2)
Dino BidCo S.p.A.	Senior subordinated loan	5.50%	Euribor (Q)	3.50%		03/2032		321,428.6	330,382.5	369,873.0	(5)(12)(14)
EFS Cogen Holdings I LLC	First lien senior secured loan	7.28%	SOFR (Q)	3.00%		10/2031		9,030.8	9,049.2	9,083.0	(2)
Finco Utilitas BV	First lien senior secured loan	5.23%	Euribor (S)	3.20%		09/2030		4,901.5	4,741.2	4,926.8	(2)(5)
Hamilton Projects Acquiror, LLC	First lien senior secured loan	6.66%	SOFR (M)	2.50%		05/2031		7,776.1	7,776.1	7,792.3	(2)
South Field Energy LLC	First lien senior secured loan	7.00%	SOFR (Q)	3.00%		08/2031		0.5	0.5	0.5	(2)
Watt Holdco Limited (10)	First lien senior secured loan	7.27%	Euribor (Q)	5.25%		09/2031		3,261.5	2,998.9	3,223.1	(2)(5)(7)(12)
	First lien senior secured loan	9.22%	SONIA (Q)	5.25%		09/2031		1,549.9	1,428.3	1,531.0	(2)(5)(7)(12)
									4,427.2	4,754.1
WIN Waste Innovations Holdings Inc.	First lien senior secured loan	7.03%	SOFR (M)	2.75%		03/2028		10,849.6	10,849.0	10,829.3	(2)(7)

									412,166.5	453,486.5		4.46%
Materials
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC (10)	First lien senior secured revolving loan	9.38%	SOFR (Q)	5.00%		08/2028		0.7	0.7	0.7	(2)(7)(9)(12)
	First lien senior secured loan	9.61% PIK	SOFR (Q)	5.50%		02/2030		1,266.9	1,266.7	1,266.9	(2)(7)(12)
	First lien senior secured loan	11.75% PIK	Base Rate (Q)	4.50%		02/2030		36.6	36.6	36.6	(2)(7)(12)
	Common units				02/2025		24,390		1,600.5	703.8	(2)(12)
									2,904.5	2,008.0
Anchor Packaging, LLC	First lien senior secured loan	7.39%	SOFR (M)	3.25%		07/2029		4,987.4	5,006.1	5,005.0
AP Adhesives Holdings, LLC (10)	First lien senior secured loan	9.08%	SOFR (S)	4.75%		04/2032		29,672.3	29,395.7	29,375.6	(2)(7)(12)
Berlin Packaging L.L.C.	First lien senior secured loan	7.50%	SOFR (M)	3.25%		06/2031		2,993.2	3,005.0	3,000.7	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP (10)	First lien senior secured loan	8.91%	SOFR (M)	4.75%		07/2032		44,616.7	44,184.8	44,170.6	(2)(7)(12)
	First lien senior secured loan	6.66%	Euribor (M)	4.75%		07/2032		8,799.6	8,739.2	8,711.6	(2)(7)(12)
	Limited partnership interest				06/2025		1,873,000		1,879.4	1,873.0	(2)(12)
									54,803.4	54,755.2
BW Holding, Inc.	First lien senior secured loan	8.88%	SOFR (Q)	4.50%		12/2030		16,894.1	15,584.4	12,895.8	(2)(7)
	First lien senior secured loan	10.65%	SOFR (Q)	6.50%		12/2030		4,231.7	3,752.0	4,342.8	(2)(7)
									19,336.4	17,238.6
Charter Next Generation, Inc.	First lien senior secured loan	6.93%	SOFR (M)	2.75%		11/2030		48,510.7	48,566.6	48,643.1	(2)(7)
Flexsys Cayman Holdings, LP	First lien senior secured loan	10.45%	SOFR (Q)	6.25%		08/2029		6,123.1	5,762.8	5,207.7	(2)(7)
	First lien senior secured loan	9.71%	SOFR (Q)	5.25%		08/2029		8,306.3	7,717.2	2,689.2	(2)(7)
									13,480.0	7,896.9
IFCO Management GmbH	First lien senior secured loan	5.38%	Euribor (Q)	3.50%		07/2032		20,695.3	20,097.6	20,810.3	(5)
Meyer Laboratory, LLC and Meyer Parent, LLC (10)	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.75%		02/2030		1,240.2	1,215.6	1,139.7	(2)(7)(12)
	First lien senior secured loan	9.75%	SOFR (Q)	5.75%		02/2030		11,569.1	11,393.8	10,779.4	(2)(7)(12)
	Common units				02/2024		169,000		169.0	77.8	(12)
									12,778.4	11,996.9
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP (10)(11)	First lien senior secured revolving loan	7.99%	SOFR (Q)	3.75%		03/2031		2,652.3	2,621.4	2,652.3	(2)(7)(9)(12)
	First lien senior secured revolving loan	7.99%	SOFR (Q)	3.75%		03/2031		1,006.9	967.1	1,006.9	(2)(7)(12)
	First lien senior secured loan	9.05%	SOFR (Q)	4.75%		03/2031		23,274.3	23,008.7	23,274.3	(2)(7)(12)
	Limited partnership interest				03/2025		781,332		783.7	869.7	(2)(12)
									27,380.9	27,803.2
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation (10)	First lien senior secured loan	8.95%	SOFR (Q)	4.75%		08/2032		19,550.6	19,359.9	19,355.1	(2)(5)(7)(12)
Pregis TopCo LLC	First lien senior secured loan	8.16%	SOFR (M)	4.00%		02/2029		31,333.4	31,346.5	31,529.2	(2)
Reagent Chemical & Research, LLC (10)	First lien senior secured revolving loan					04/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.41%	SOFR (M)	5.25%		04/2031		43,286.5	42,596.4	43,286.5	(2)(7)(12)
									42,596.4	43,286.5
Ring Container Technologies Group, LLC	First lien senior secured loan	6.66%	SOFR (M)	2.50%		09/2032		7,464.3	7,445.6	7,449.3	(7)
Sterilex LLC (10)	First lien senior secured revolving loan	7.77%	SOFR (S)	3.75%		09/2030		0.5	0.5	0.5	(2)(7)(12)
	First lien senior secured loan	9.27%	SOFR (S)	5.25%		09/2030		5,393.2	5,326.3	5,325.8	(2)(7)(12)
									5,326.8	5,326.3
Trident TPI Holdings, Inc.	First lien senior secured loan	7.75%	SOFR (Q)	3.75%		09/2028		51,310.1	51,149.3	50,326.5	(2)(7)
USALCO, LLC (10)	First lien senior secured loan	7.66%	SOFR (M)	3.50%		09/2031		25,464.5	25,434.0	25,400.9	(2)(7)

									419,413.1	411,207.3		4.05%
Energy
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CPPIB OVM Member U.S. LLC	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		08/2031		28,637.9	28,542.3	28,682.6	(2)
Enviva Inc.	First lien senior secured loan	12.63% PIK	SOFR (Q)	8.50%		12/2029		11,614.1	11,746.6	11,846.3	(2)(7)
Freeport LNG investments, LLLP	First lien senior secured loan	7.59%	SOFR (Q)	3.00%		11/2026		47,833.2	47,795.0	47,793.5	(2)
	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		12/2028		11,238.3	11,242.0	11,228.3	(2)(7)
									59,037.0	59,021.8
HighPeak Energy, Inc.	First lien senior secured loan	11.65%	SOFR (Q)	7.50%		09/2028		107,196.6	106,656.9	107,196.6	(2)(5)(7)(12)
Oryx Midstream Services Permian Basin LLC	First lien senior secured loan	6.42%	SOFR (M)	2.25%		10/2028		40,350.4	40,386.6	40,327.4	(2)(7)
Par Petroleum LLC / Par Petroleum Finance Corp	First lien senior secured loan	8.03%	SOFR (Q)	3.75%		02/2030		14,966.7	14,881.0	14,929.3	(2)(7)
Pasadena Performance Products, LLC	First lien senior secured loan	7.25%	SOFR (Q)	3.25%		02/2032		47,321.5	47,205.6	47,321.5	(12)
Phoenix Operating LLC	First lien senior secured loan	11.10%	SOFR (Q)	7.00%		12/2027		53,343.0	50,115.6	49,872.5	(2)(7)(12)
Prairie ECI Acquiror LP	First lien senior secured loan	7.91%	SOFR (M)	3.75%		08/2029		11,401.1	11,378.4	11,453.3	(2)
TransMontaigne Operating Company L.P.	First lien senior secured loan	6.66%	SOFR (M)	2.50%		11/2028		17,465.2	17,453.6	17,470.1	(2)(7)
WhiteWater Matterhorn Holdings, LLC	First lien senior secured loan	6.63%	SOFR (Q)	2.25%		06/2032		2,000.0	2,002.5	1,997.8	(2)

									389,406.1	390,119.2		3.84%
Transportation
First Student Bidco Inc.	First lien senior secured loan	6.71%	SOFR (Q)	2.50%		08/2030		96,162.8	96,246.0	96,167.8	(2)
FTAI Infrastructure Inc. and FIP RR Holdings LLC	First lien senior secured loan	8.20%	SOFR (S)	4.00%		08/2026		83,179.6	81,871.9	81,723.9	(2)(5)(12)
	Series A preferred shares	10.00% PIK			08/2025	08/2035	37,809		35,913.9	35,891.5	(5)(12)
	Warrant to purchase common units				08/2025	08/2035	6,522		2,268.5	2,268.5	(5)(12)
									120,054.3	119,883.9
Nordic Ferry Infrastructure AS	Senior subordinated loan	9.29%	NIBOR (Q)	5.00%		11/2031		66,501.4	59,143.2	66,501.4	(2)(5)(12)
	Senior subordinated loan	7.03%	Euribor (Q)	5.00%		11/2031		65,603.8	58,050.3	65,603.8	(2)(5)(12)
									117,193.5	132,105.2
Student Transportation of America, Inc.	First lien senior secured loan	7.26%	SOFR (Q)	3.25%		06/2032		14,102.0	14,048.5	14,132.9	(2)
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P. (10)(11)	First lien senior secured revolving loan	8.92%	SOFR (M)	4.75%		08/2032		602.2	585.8	585.4	(2)(7)(12)
	First lien senior secured loan	8.93%	SOFR (Q)	4.75%		08/2032		10,690.1	10,585.7	10,583.2	(2)(7)(12)
	Limited partnership interest				07/2025		1,353,600		1,353.6	1,353.6	(2)(12)
									12,525.1	12,522.2

									360,067.4	374,812.0		3.69%
Food and Beverage
Badia Spices, LLC (10)	First lien senior secured loan	8.38%	SOFR (S)	4.25%		11/2030		127,928.6	126,010.3	127,928.6	(2)(7)(12)
Chobani, LLC	First lien senior secured loan	6.66%	SOFR (M)	2.50%		10/2027		41,660.9	41,705.4	41,756.3	(2)
Demakes Enterprises, LLC	First lien senior secured loan	10.00%	SOFR (Q)	6.00%		12/2029		11,502.4	11,300.5	11,502.4	(2)(7)(12)
Forward Keystone Holdings, LP (10)	Senior subordinated loan	15.00% (8.00% PIK)				03/2029		23,454.5	22,807.4	23,454.5	(2)(12)
	Common units				03/2025		3,532,000		3,532.0	3,709.7	(2)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									26,339.4	27,164.2
Froneri International Limited	First lien senior secured loan	6.37%	SOFR (Q)	2.50%		08/2032		29,135.0	29,062.2	29,057.5	(5)
	First lien senior secured loan	4.93%	Euribor (Q)	3.00%		08/2032		22,427.2	22,154.9	22,446.1	(5)
									51,217.1	51,503.6
HBH Buyer, LLC (10)	First lien senior secured revolving loan	7.49%	SOFR (Q)	3.50%		09/2031		12,442.6	12,258.1	12,258.0	(2)(7)(12)
	First lien senior secured loan	9.24%	SOFR (S)	5.25%		09/2031		24,427.0	24,122.0	24,121.7	(2)(7)(12)
									36,380.1	36,379.7
RED SPV, LLC	First lien senior secured loan	6.39%	SOFR (M)	2.25%		03/2032		10,428.9	10,380.7	10,405.0	(2)
Spindrift Beverage Co., Inc. and SBC Aggregator LP (10)(11)	First lien senior secured loan	9.29%	SOFR (Q)	5.00%		02/2032		10,096.6	9,981.5	10,096.6	(2)(7)(12)
	Limited partnership units				02/2025		7,249		7,249.4	9,226.0	(2)(12)
									17,230.9	19,322.6
Sugar PPC Buyer LLC (10)	First lien senior secured loan	9.57%	SOFR (Q)	5.25%		10/2031		26,215.3	25,823.2	26,215.3	(2)(7)(12)
Supplying Demand, Inc. (10)	First lien senior secured revolving loan	8.17%	SOFR (S)	4.00%		11/2027		3,774.8	3,657.0	3,774.8	(2)(7)(12)
Wilbur-Ellis Holdings II LLC (10)	First lien senior secured revolving loan	8.58%	SOFR (Q)	4.25%		06/2030		11,553.6	11,280.2	11,264.5	(7)(12)

									361,324.8	367,217.0		3.61%
Automobiles and Components
Clarios Global LP	First lien senior secured loan	6.66%	SOFR (M)	2.50%		05/2030		14,634.6	14,613.3	14,620.9	(2)
Collision SP Subco, LLC (10)	First lien senior secured revolving loan	8.95%	SOFR (Q)	4.75%		01/2030		59.9	54.2	59.9	(2)(7)(12)
	First lien senior secured loan	9.04%	SOFR (Q)	4.75%		01/2030		6,667.3	6,590.0	6,667.3	(2)(7)(12)
									6,644.2	6,727.2
Dynamo Midco B.V.	First lien senior secured loan	7.78%	SOFR (M)	3.50%		10/2031		13,476.7	13,480.3	13,510.4	(2)(5)
New ChurcHill HoldCo LLC and Victory Topco, LP (10)	First lien senior secured loan	9.50%	SOFR (Q)	5.50%		11/2029		26,525.2	26,247.8	26,525.2	(2)(7)(12)
	Class A-2 common units				11/2023		23,290		2,329.0	5,411.0	(2)(12)
									28,576.8	31,936.2
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP (10)	First lien senior secured revolving loan	9.14%	SOFR (S)	4.75%		03/2031		245.5	240.6	245.5	(2)(7)(12)
	First lien senior secured revolving loan	11.00%	Base rate (Q)	3.75%		03/2031		103.2	101.1	103.2	(2)(7)(12)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		03/2031		6,858.9	6,755.4	6,858.9	(2)(7)(12)
	Limited partnership interests				03/2025		344,000		344.0	363.3	(12)
									7,441.1	7,570.9
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP (10)	First lien senior secured loan	9.14%	SOFR (M)	5.00%		02/2032		96,519.4	95,123.7	96,519.4	(2)(7)(12)
	Class A units				09/2025		40,239		4,023.9	4,023.9	(2)(12)
									99,147.6	100,543.3
Wand Newco 3, Inc.	First lien senior secured loan	6.66%	SOFR (M)	2.50%		01/2031		72,793.4	72,756.5	72,506.6	(2)

									242,659.8	247,415.5		2.43%
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Telecommunication Services
Expereo USA, Inc. and Ristretto Bidco B.V. (10)	First lien senior secured loan	10.54% (3.50% PIK)	SOFR (Q)	6.50%		12/2030		60,562.1	60,031.6	59,874.1	(2)(5)(7)(12)
Infoblox Inc	First lien senior secured loan	7.01%	SOFR (M)	2.75%		11/2029		55,791.3	55,507.0	55,107.9	(2)
Lumen Technologies	First lien senior secured loan	6.63%	SOFR (M)	2.35%		04/2029		49,285.1	48,898.9	48,922.4	(2)(5)(7)
	First lien senior secured loan	10.16%	SOFR (M)	6.00%		06/2028		3,892.9	3,985.9	3,953.7	(2)(5)(7)
	First lien senior secured loan	6.63%	SOFR (M)	2.35%		04/2030		2,992.4	2,977.5	2,970.3	(2)(5)(7)
									55,862.3	55,846.4
QualityTech, LP	First lien senior secured loan	7.72%	SOFR (M)	3.50%		11/2031		8,044.0	7,973.7	8,044.0	(2)(12)
Zayo Group Holdings, Inc.	First lien senior secured loan	7.77% PIK	SOFR (M)	3.50%		03/2030		24,570.6	23,283.7	23,813.1	(2)
	Senior subordinated loan	5.75% PIK				03/2030		3,724.2	3,528.6	3,556.6	(2)
									26,812.3	27,369.7

									206,186.9	206,242.1		2.03%
Household and Personal Products
ACP Tara Holdings, Inc.	First lien senior secured loan	7.25%	SOFR (S)	3.25%		09/2032		13,064.6	13,041.7	13,064.6	(12)
Lavender Dutch BorrowerCo B.V.	First lien senior secured loan	7.12%	SOFR (S)	3.25%		09/2032		7,000.0	6,982.5	7,000.0	(5)(12)
Opal US LLC	First lien senior secured loan	7.25%	SOFR (Q)	3.25%		04/2032		48,202.1	48,052.7	48,298.5	(2)
pH Beauty Holdings III, Inc.	First lien senior secured loan	9.27%	SOFR (S)	5.00%		09/2027		26,483.0	26,290.3	26,483.0	(2)(12)
Silk Holdings III Corp. and Silk Holdings I Corp. (10)	First lien senior secured revolving loan	7.42%	SOFR (M)	3.25%		05/2029		4,237.6	4,151.1	4,237.6	(2)(7)(12)
	First lien senior secured loan	8.66%	SOFR (M)	4.50%		05/2029		48,343.8	47,783.7	48,343.8	(2)(7)(12)
	Common stock				05/2023		100		100.0	197.6	(2)(12)
									52,034.8	52,779.0
TCI Buyer LLC and TCI Holdings, LP (10)	First lien senior secured loan	8.66%	SOFR (M)	4.50%		11/2030		23,066.7	22,767.5	23,066.7	(2)(7)(12)
	Common stock				11/2024		16,940		1,694.0	1,980.7	(2)(12)
									24,461.5	25,047.4
WU Holdco, Inc. (10)	First lien senior secured revolving loan					04/2032		—	—	—	(2)(8)(12)
	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		04/2032		10,361.0	10,312.6	10,309.2	(2)(7)(12)
									10,312.6	10,309.2

									181,176.1	182,981.7		1.80%
Technology Hardware and Equipment
Chariot Buyer LLC	First lien senior secured loan	7.16%	SOFR (M)	3.00%		09/2032		7,081.0	7,081.0	7,084.0	(2)
ConnectWise, LLC	First lien senior secured loan	7.76%	SOFR (Q)	3.50%		09/2028		66,608.8	66,627.7	66,679.9	(2)(7)
Cotiviti Holdings, Inc.	First lien senior secured loan	7.03%	SOFR (M)	2.75%		03/2032		16,847.4	16,664.8	16,524.5	(2)
	First lien senior secured loan	7.03%	SOFR (M)	2.75%		05/2031		4,987.4	4,969.3	4,893.9	(2)
									21,634.1	21,418.4
Emerald Debt Merger Sub LLC	First lien senior secured loan	6.12%	SOFR (S)	2.25%		08/2031		20,988.8	20,903.3	20,887.9	(2)
	First lien senior secured loan	6.45%	SOFR (Q)	2.25%		05/2030		16,798.9	16,781.0	16,742.0	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									37,684.3	37,629.9
Excelitas Technologies Corp. (10)	First lien senior secured loan	9.41%	SOFR (M)	5.25%		08/2029		32,500.0	32,500.0	32,500.0	(2)(7)(12)
FL Hawk Intermediate Holdings, Inc. (10)	First lien senior secured loan	8.66%	SOFR (M)	4.50%		02/2030		7,794.1	7,746.7	7,794.1	(2)(7)(12)

									173,273.8	173,106.3		1.70%
Consumer Durables and Apparel
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc. (10)	First lien senior secured revolving loan	9.00%	SOFR (M)	5.00%		08/2030		3,062.0	2,583.1	2,569.9	(2)(5)(7)(12)
Recess Holdings, Inc.	First lien senior secured loan	8.07%	SOFR (Q)	3.75%		02/2030		4,462.8	4,462.8	4,475.5	(2)(7)
Sport Maska Inc. (10)	First lien senior secured revolving loan	9.43%	SOFR (M)	5.25%		12/2030		5,152.1	5,218.7	5,380.8	(2)(5)(7)(9)(12)
	First lien senior secured revolving loan	8.23%	CORRA (M)	5.50%		12/2030		353.8	358.3	369.4	(2)(5)(7)(9)(12)
	First lien senior secured loan	8.04%	CDOR (M)	5.50%		12/2030		20,900.8	19,774.3	20,900.8	(2)(5)(7)(12)
									25,351.3	26,651.0
St Athena Global LLC and St Athena Global Holdings Limited (10)	First lien senior secured revolving loan	9.52%	SOFR (Q)	5.25%		06/2029		1,071.0	1,021.4	982.4	(2)(5)(7)(12)
	First lien senior secured loan	9.22%	SONIA (M)	5.25%		06/2030		19,504.6	18,089.7	19,114.6	(2)(5)(7)(12)
	First lien senior secured loan	9.51%	SOFR (Q)	5.25%		06/2030		32,040.2	31,649.1	31,399.4	(2)(5)(7)(12)
									50,760.2	51,496.4
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	First lien senior secured loan	7.03%	SOFR (Q)	3.00%		08/2031		40,644.6	40,583.9	40,624.3	(2)

									123,741.3	125,817.1		1.24%
Gas Utilities
FIC Matterhorn CF, LP and FIC Matterhorn CF Feeder, LP (11)	Limited partnership interests				06/2025		19,712,949		19,712.9	19,712.9	(5)
	Limited partnership interests				06/2025		684		0.7	0.7	(5)
									19,713.6	19,713.6
Venture Global Plaquemines Lng LLC	First lien senior secured loan	6.39%	SOFR (M)	2.23%		05/2029		54,974.1	54,906.1	54,974.0	(2)(5)
	First lien senior secured loan	6.28%	SOFR (Q)	2.23%		05/2029		6,876.3	6,867.9	6,876.3	(2)(5)(12)
									61,774.0	61,850.3

									81,487.6	81,563.9		0.80%
Real Estate Management and Development
Pallas Funding Trust No.2	Private asset-backed investment	11.42%	BBSY (M)	7.85%		02/2027		1,415.3	1,388.9	1,415.3	(5)(12)
	Private asset-backed investment	11.42%	BBSY (M)	7.85%		10/2027		808.7	811.9	808.7	(5)(12)
									2,200.8	2,224.0
Pallas NZ Funding Trust No. 1	Private asset-backed investment	9.36%	BBSY (M)	6.15%		07/2026		2,172.5	2,231.3	2,172.5	(5)(12)
Quintain Investments Holdings Limited (11)	Private asset-backed investment				08/2024	08/2031	34,132,865		44,309.2	51,150.2	(5)(12)
	Private asset-backed investment				08/2024		54,289		—	—	(5)(12)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									44,309.2	51,150.2

									48,741.3	55,546.7		0.55%

Total Investments									$19,370,685.1	$19,558,594.6	(13)	192.47%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$234,448		£206,393	Canadian Imperial Bank of Commerce	June 11, 2027	(1,781)
Foreign currency forward contract	$209,661		€178,174	Wells Fargo Bank, N.A.	October 24, 2025	26
Foreign currency forward contract	$186,004		€158,006	Canadian Imperial Bank of Commerce	October 24, 2025	96
Foreign currency forward contract	$131,167	NOK	1,326,924	Wells Fargo Bank, N.A.	October 24, 2025	(909)
Foreign currency forward contract	$108,827		£85,343	Canadian Imperial Bank of Commerce	August 16, 2027	(2,602)
Foreign currency forward contract	$102,914		€92,908	Wells Fargo Bank, N.A.	February 28, 2028	(4,969)
Foreign currency forward contract	$99,939		£74,855	Canadian Imperial Bank of Commerce	July 28, 2028	199
Foreign currency forward contract	$99,928		£74,855	Wells Fargo Bank, N.A.	July 28, 2028	193
Foreign currency forward contract	$99,720		€90,000	Canadian Imperial Bank of Commerce	February 28, 2028	(4,799)
Foreign currency forward contract	$80,462		€68,759	Canadian Imperial Bank of Commerce	June 11, 2027	(1,200)
Foreign currency forward contract	$77,740		€64,937	Wells Fargo Bank, N.A.	September 08, 2027	(733)
Foreign currency forward contract	$71,953		£53,390	Wells Fargo Bank, N.A.	August 02, 2027	301
Foreign currency forward contract	$62,583	CAD	86,602	Canadian Imperial Bank of Commerce	March 31, 2028	(654)
Foreign currency forward contract	$50,901	CAD	71,195	Canadian Imperial Bank of Commerce	March 31, 2027	(612)
Foreign currency forward contract	$49,790		£37,090	Wells Fargo Bank, N.A.	August 14, 2028	480
Foreign currency forward contract	$41,537	CAD	55,789	Canadian Imperial Bank of Commerce	November 16, 2026	411
Foreign currency forward contract	$40,277		€36,266	Wells Fargo Bank, N.A.	March 30, 2027	(1,666)
Foreign currency forward contract	$37,777		£30,369	Wells Fargo Bank, N.A.	August 21, 2026	(1,500)
Foreign currency forward contract	$36,186	CAD	49,067	Wells Fargo Bank, N.A.	October 24, 2025	441
Foreign currency forward contract	$34,449		€28,390	Wells Fargo Bank, N.A.	August 14, 2028	(163)
Foreign currency forward contract	$32,020		£23,600	Canadian Imperial Bank of Commerce	October 24, 2025	136
Foreign currency forward contract	$30,388		¥4,242,140	Canadian Imperial Bank of Commerce	January 31, 2028	(78)
Foreign currency forward contract	$28,646	CAD	39,674	Canadian Imperial Bank of Commerce	January 31, 2028	(294)
Foreign currency forward contract	$26,475	CAD	36,534	Canadian Imperial Bank of Commerce	October 24, 2025	94
Foreign currency forward contract	$16,264		€13,444	Canadian Imperial Bank of Commerce	August 14, 2028	(73)
Foreign currency forward contract	$13,851		£10,208	Wells Fargo Bank, N.A.	October 24, 2025	60
Foreign currency forward contract	$12,330	AUD	19,036	Wells Fargo Bank, N.A.	November 17, 2026	(139)
Foreign currency forward contract	$11,370		£9,005	Canadian Imperial Bank of Commerce	March 31, 2026	(368)
Foreign currency forward contract	$9,968	CAD	13,425	Canadian Imperial Bank of Commerce	June 11, 2027	62
Foreign currency forward contract	$8,433		£6,695	Canadian Imperial Bank of Commerce	August 21, 2026	(278)
Foreign currency forward contract	$6,068		€5,406	Canadian Imperial Bank of Commerce	March 30, 2027	(216)
Foreign currency forward contract	$5,598		€5,039	Canadian Imperial Bank of Commerce	March 26, 2026	(187)
Foreign currency forward contract	$5,004	NOK	54,034	Canadian Imperial Bank of Commerce	March 31, 2026	(204)
Foreign currency forward contract	$4,886		€4,357	Canadian Imperial Bank of Commerce	May 22, 2026	(141)
Foreign currency forward contract	$4,802	NZD	7,969	Canadian Imperial Bank of Commerce	July 17, 2026	69
Foreign currency forward contract	$4,660		€3,926	Wells Fargo Bank, N.A.	August 02, 2027	(39)
Foreign currency forward contract	$3,913		€3,473	Canadian Imperial Bank of Commerce	March 27, 2028	(154)
Foreign currency forward contract	$3,811		€3,473	Canadian Imperial Bank of Commerce	March 27, 2026	(153)
Foreign currency forward contract	$3,626		€3,268	Wells Fargo Bank, N.A.	December 17, 2027	(168)
Foreign currency forward contract	$3,561		€3,268	Wells Fargo Bank, N.A.	December 17, 2026	(178)
Foreign currency forward contract	$2,779	AUD	4,193	Canadian Imperial Bank of Commerce	February 18, 2026	(1)
Foreign currency forward contract	$2,589	AUD	3,918	Canadian Imperial Bank of Commerce	September 30, 2026	(4)
Foreign currency forward contract	$2,035	CAD	2,782	Wells Fargo Bank, N.A.	November 16, 2026	2
Foreign currency forward contract	$1,747		£1,440	Wells Fargo Bank, N.A.	March 31, 2026	(94)
Foreign currency forward contract	$1,745		€1,634	Wells Fargo Bank, N.A.	December 17, 2025	(91)
Foreign currency forward contract	$1,239	GBP	960	Wells Fargo Bank, N.A.	November 02, 2026	(25)
Foreign currency forward contract	$970	AUD	1,471	Canadian Imperial Bank of Commerce	October 24, 2025	(2)
Foreign currency forward contract	$561		£419	Wells Fargo Bank, N.A.	June 11, 2027	2
Foreign currency forward contract	$168	AUD	257	Canadian Imperial Bank of Commerce	September 30, 2027	(2)
Foreign currency forward contract	$162		€146	Canadian Imperial Bank of Commerce	March 31, 2026	(6)
Foreign currency forward contract	$99		€88	Canadian Imperial Bank of Commerce	December 29, 2025	(3)
Foreign currency forward contract	$66	NZD	108	Canadian Imperial Bank of Commerce	October 17, 2025	1
Foreign currency forward contract	$65	NZD	106	Canadian Imperial Bank of Commerce	January 20, 2026	1
Foreign currency forward contract	$64	NZD	105	Canadian Imperial Bank of Commerce	April 17, 2026	1
Total						$(21,911)
See accompanying notes to consolidated financial statements.

Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6490%	Wells Fargo Bank, N.A.	03/15/2028	$1,000,000	$14,989	$—	$103
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	Wells Fargo Bank, N.A.	09/09/2028	600,000	4,814	—	522
Interest rate swap	January 2029 Notes	4.850%	SOFR +1.6220%	Wells Fargo Bank, N.A.	01/15/2029	600,000	(3,229)	—	(3,229)
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	Wells Fargo Bank, N.A.	08/15/2029	700,000	18,232	—	300
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	Wells Fargo Bank, N.A.	02/15/2030	750,000	(4,236)	—	1,870
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	Wells Fargo Bank, N.A.	09/09/2030	500,000	6,794	—	942
Interest rate swap	January 2031 Notes	5.150%	SOFR +1.9460%	Wells Fargo Bank, N.A.	01/15/2031	500,000	(4,048)	—	(4,048)
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	Wells Fargo Bank, N.A.	03/21/2032	750,000	36,720	—	1,553
Total						$5,400,000	$70,036	$—	$(1,987)
________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of September 30, 2025 represented 192% of the Fund’s net assets or 95% of the Fund’s total assets, may be subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Fund is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2025 in which the issuer was an Affiliated Person of the Fund (but not a portfolio company that the Fund is deemed to Control) are as follows:

For the Nine Months Ended September 30, 2025									As of September 30, 2025
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	$7,703.9	$516.2	$—	$3,063.7	$—	$131.3	$3.6	$(867.2)	$57,971.3
OPH NEP Investment, LLC	4,350.9	—	—	3,096.5	—	—	—	205.1	41,824.2
	$12,054.8	$516.2	$—	$6,160.2	$—	$131.3	$3.6	$(662.1)	$99,795.5

(5)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 25% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of September 30, 2025.

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

See accompanying notes to consolidated financial statements.

(8)As of September 30, 2025, no amounts were funded by the Fund under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(9)As of September 30, 2025, in addition to the amounts funded by the Fund under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(10)As of September 30, 2025, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
15484880 Canada Inc. and 15484910 Canada Inc.	$11,777.7	$(304.1)	$11,473.6	$—	$—	$11,473.6
3 Step Sports LLC	13,584.9	—	13,584.9	—	(12,005.6)	1,579.3
Accommodations Plus Technologies LLC	445.1	—	445.1	—	—	445.1
ACP Avenu Midco LLC	12,009.7	—	12,009.7	—	—	12,009.7
Actfy Buyer, Inc.	11,739.1	—	11,739.1	—	—	11,739.1
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC	110.6	(0.8)	109.8	—	—	109.8
Adonis Bidco Inc.	38,724.4	—	38,724.4	—	—	38,724.4
Aduro Advisors, LLC	11,758.3	—	11,758.3	—	—	11,758.3
Aerin Medical Inc.	4,681.4	—	4,681.4	—	—	4,681.4
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp.	9,179.7	(3,113.1)	6,066.6	—	—	6,066.6
AI Titan Parent, Inc.	17,304.7	—	17,304.7	—	—	17,304.7
Airx Climate Solutions, Inc.	14,342.0	—	14,342.0	—	—	14,342.0
Alcami Corporation	547.9	—	547.9	—	—	547.9
Aldinger Company Inc	6,183.1	(900.6)	5,282.5	—	—	5,282.5
AP Adhesives Holdings, LLC	15,030.3	—	15,030.3	—	—	15,030.3
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	2,039.6	(93.4)	1,946.2	—	—	1,946.2
Aptean, Inc. and Aptean Acquiror Inc.	9,083.4	(460.6)	8,622.8	—	—	8,622.8
Artifact Bidco, Inc.	10,426.1	—	10,426.1	—	—	10,426.1
Artivion, Inc.	26,616.0	(1,983.0)	24,633.0	—	—	24,633.0
Aston Bidco (Holding) Limited	1.3	(0.2)	1.1	—	—	1.1
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	(1,032.1)	2,408.3	—	—	2,408.3
Badia Spices, LLC	21,428.6	—	21,428.6	—	—	21,428.6
Bamboo US BidCo LLC	5,775.4	(0.7)	5,774.7	—	—	5,774.7
Bayou Intermediate II, LLC	10,603.9	—	10,603.9	—	—	10,603.9
BCPE Pequod Buyer, Inc.	8,673.6	—	8,673.6	—	—	8,673.6
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc.	11,525.4	(895.4)	10,630.0	—	—	10,630.0
BGI Purchaser, Inc.	33,329.5	(13,372.2)	19,957.3	—	—	19,957.3
BGIF IV Fearless Utility Services, Inc.	22,688.7	(520.4)	22,168.3	—	—	22,168.3
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC	9,943.6	—	9,943.6	—	—	9,943.6
BNZ TopCo B.V.	22,831.6	—	22,831.6	—	—	22,831.6
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
Bobtail AcquisitionCo, LLC	28,262.1	(892.2)	27,369.9	—	—	27,369.9
BradyPlus Holdings, LLC	617.2	—	617.2	—	—	617.2
BrightStar Group Holdings, Inc.	3,766.9	(188.3)	3,578.6	—	—	3,578.6
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP	22,933.6	—	22,933.6	—	—	22,933.6
Bumble Bidco Limited	2,941.2	—	2,941.2	—	—	2,941.2
BVI Medical, Inc. and BVI Group Limited	16,900.0	—	16,900.0	—	—	16,900.0
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Cambrex Corporation	65,969.5	(255.7)	65,713.8	—	—	65,713.8
Cannon Bridge Designated Activity Company	7,144.0	(2,605.9)	4,538.1	—	—	4,538.1
Capnor Connery Bidco A/S	6,147.1	—	6,147.1	—	—	6,147.1
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P.	2,389.6	—	2,389.6	—	—	2,389.6
CBTS Borrower, LLC and CBTS TopCo, L.P.	1,900.0	—	1,900.0	—	—	1,900.0
Celnor Group Limited	7,012.7	—	7,012.7	—	—	7,012.7
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	4,310.3	(97.1)	4,213.2	—	—	4,213.2
Cezanne Bidco	6,174.6	—	6,174.6	—	—	6,174.6
Chillaton Bidco Limited	2,125.4	—	2,125.4	—	—	2,125.4
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Clearstead Advisors, LLC	626.4	(334.1)	292.3	—	—	292.3
ClubCorp Holdings, Inc.	7,070.4	—	7,070.4	—	—	7,070.4
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	20,950.7	(87.4)	20,863.3	—	—	20,863.3
Collision SP Subco, LLC	4,035.3	(59.9)	3,975.4	—	—	3,975.4
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc.	4,461.7	—	4,461.7	—	—	4,461.7
Creek Parent, Inc. and Creek Feeder, L.P.	21,965.8	(72.2)	21,893.6	—	—	21,893.6
Databricks, Inc.	12.2	—	12.2	—	—	12.2
Davidson Hotel Company LLC	3,365.3	—	3,365.3	—	—	3,365.3
Dedomena Bidco Limited	395.5	—	395.5	—	—	395.5
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P.	25,163.5	(666.9)	24,496.6	—	—	24,496.6
Diamond Mezzanine 24 LLC	3,750.0	(1,200.0)	2,550.0	—	—	2,550.0
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	4,645.3	—	4,645.3	—	—	4,645.3
Diligent Corporation	12,896.5	(620.9)	12,275.6	—	—	12,275.6
Dorado Bidco, Inc.	6,628.8	(9.5)	6,619.3	—	—	6,619.3
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	22,837.4	(588.1)	22,249.3	—	—	22,249.3
Doxim Inc.	5,733.8	(1,124.9)	4,608.9	—	—	4,608.9
DP Flores Holdings, LLC	22,210.7	—	22,210.7	—	—	22,210.7
DriveCentric Holdings, LLC	13,632.3	—	13,632.3	—	—	13,632.3
Drogon Bidco Inc. & Drogon Aggregator LP	16,519.3	—	16,519.3	—	—	16,519.3
Duraserv LLC	12,044.4	—	12,044.4	—	—	12,044.4
EC Partners Spanish BidCo, S.L.U.	978.2	—	978.2	—	—	978.2
Echo Purchaser, Inc.	6,522.7	—	6,522.7	—	—	6,522.7
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	30,382.5	—	30,382.5	—	—	30,382.5
Edmunds Govtech, Inc.	3,669.1	(301.4)	3,367.7	—	—	3,367.7
Einstein Parent, Inc.	1,719.9	—	1,719.9	—	—	1,719.9
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC	11,532.6	(2,441.2)	9,091.4	—	—	9,091.4
EMB Purchaser, Inc.	43,326.3	—	43,326.3	—	—	43,326.3
Empower Payments Investor, LLC	2,647.7	—	2,647.7	—	—	2,647.7
Envisage Management Ltd	3,735.3	—	3,735.3	—	—	3,735.3
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT	18,726.0	—	18,726.0	—	—	18,726.0
Eternal Aus Bidco Pty Ltd	983.1	—	983.1	—	—	983.1
Evolent Health LLC and Evolent Health, Inc.	27,413.5	—	27,413.5	—	—	27,413.5
Excel Fitness Consolidator LLC	1,068.6	—	1,068.6	—	—	1,068.6
Excelitas Technologies Corp.	32,500.0	—	32,500.0	—	—	32,500.0
Expereo USA, Inc. and Ristretto Bidco B.V.	15,713.5	—	15,713.5	—	—	15,713.5
Fever Labs, Inc.	23,572.2	(14,536.7)	9,035.5	—	—	9,035.5
Firebird Acquisition Corp, Inc.	11,116.3	(62.1)	11,054.2	—	—	11,054.2
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	14,590.7	(2,405.0)	12,185.7	—	—	12,185.7
FL Hawk Intermediate Holdings, Inc.	726.1	—	726.1	—	—	726.1
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Flexera Software LLC	1,737.4	—	1,737.4	—	—	1,737.4
Flint OpCo, LLC	10,075.7	—	10,075.7	—	—	10,075.7
FlyWheel Acquireco, Inc.	1,607.1	(428.6)	1,178.5	—	—	1,178.5
Forward Keystone Holdings, LP	7,420.0	—	7,420.0	—	—	7,420.0
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc.	21,871.7	(3,062.0)	18,809.7	—	—	18,809.7
Frontline Road Safety Operations, LLC	12,449.2	(2,622.9)	9,826.3	—	—	9,826.3
G702 Buyer, Inc.	1,890.5	—	1,890.5	—	—	1,890.5
GC Waves Holdings, Inc.	4,131.4	—	4,131.4	—	—	4,131.4
Generator US Buyer, Inc. and Total Power Limited	1,669.8	(154.5)	1,515.3	—	—	1,515.3
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	8,490.4	(392.0)	8,098.4	—	—	8,098.4
GHP-VGS Purchaser LLC	8,554.0	—	8,554.0	—	—	8,554.0
Global Music Rights, LLC	13,645.8	—	13,645.8	—	—	13,645.8
Goldeneye Parent, LLC	2,778.9	—	2,778.9	—	—	2,778.9
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	32,041.7	(252.9)	31,788.8	—	—	31,788.8
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	1,688.4	(36.1)	1,652.3	—	—	1,652.3
GSV Purchaser, Inc.	25,300.7	—	25,300.7	—	—	25,300.7
GTCR Everest Borrower, LLC	1,659.6	—	1,659.6	—	—	1,659.6
GTCR F Buyer Corp. and GTCR (D) Investors LP	3,423.1	—	3,423.1	—	—	3,423.1
Guidepoint Security Holdings, LLC	2,659.5	—	2,659.5	—	—	2,659.5
Hakken Midco B.V.	921.1	—	921.1	—	—	921.1
Hanger, Inc.	2,166.4	—	2,166.4	—	—	2,166.4
Harbourvest Global Private Equity Limited	65,000.0	(32,500.0)	32,500.0	—	—	32,500.0
HBH Buyer, LLC	17,301.8	(12,442.6)	4,859.2	—	—	4,859.2
Helios Service Partners, LLC and Astra Service Partners, LLC	2,007.3	(0.7)	2,006.6	—	—	2,006.6
HGC Holdings, LLC	31,050.4	—	31,050.4	—	—	31,050.4
Higginbotham Insurance Agency, Inc. and HIG Intermediate, Inc.	1,964.7	—	1,964.7	—	—	1,964.7
High Street Buyer, Inc. and High Street Holdco LLC	39,661.6	—	39,661.6	—	—	39,661.6
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	256.5	(0.6)	255.9	—	—	255.9
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP	67,383.0	(112.4)	67,270.6	—	—	67,270.6
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC	19,741.2	(4,286.7)	15,454.5	—	—	15,454.5
HP RSS Buyer, Inc.	14,982.3	—	14,982.3	—	—	14,982.3
HPCC Parent, Inc. and Patriot Container Corp.	5,145.7	—	5,145.7	—	—	5,145.7
HuFriedy Group Acquisition LLC	6,553.3	(213.1)	6,340.2	—	—	6,340.2
Hyland Software, Inc.	1,102.9	—	1,102.9	—	—	1,102.9
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
ID.me, LLC and ID.me, Inc.	18,363.2	—	18,363.2	—	—	18,363.2
IFH Franchisee Holdings, LLC	27,513.7	(11,194.0)	16,319.7	—	—	16,319.7
Igea Bidco S.p.A.	1,024.7	—	1,024.7	—	—	1,024.7
Indigo Acquisition B.V.	610.7	—	610.7	—	—	610.7
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	12,616.5	(56.8)	12,559.7	—	—	12,559.7
Internet Truckstop Group LLC	1,990.0	—	1,990.0	—	—	1,990.0
JAMS Holdings LP and Jams Buyer LLC	6,884.9	—	6,884.9	—	—	6,884.9
JSG II, Inc. and Checkers USA, Inc.	1,186.9	(29.0)	1,157.9	—	—	1,157.9
Kairos Bidco Limited	3,140.6	(314.1)	2,826.5	—	—	2,826.5
King Risk Partners, LLC	9,229.7	—	9,229.7	—	—	9,229.7
Kings Buyer, LLC	2,451.4	(735.4)	1,716.0	—	—	1,716.0
Koala Investment Holdings, Inc.	7,218.8	—	7,218.8	—	—	7,218.8
KPS Global LLC and Cool Group LLC	3,073.6	—	3,073.6	—	—	3,073.6
Lakehouse Buyer Inc.	49,270.0	—	49,270.0	—	—	49,270.0
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	13,139.0	—	13,139.0	—	—	13,139.0
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
League One Volleyball Clubs, LLC and League One Volleyball, Inc.	2.0	—	2.0	—	—	2.0
Legends Hospitality Holding Company, LLC and Stadium Coinvest (B)-III, L.P.	3,810.7	(806.4)	3,004.3	—	—	3,004.3
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC	6,713.6	—	6,713.6	—	—	6,713.6
Lightbeam Bidco, Inc.	1.0	(0.3)	0.7	—	—	0.7
LivTech Purchaser, Inc.	2,005.8	—	2,005.8	—	—	2,005.8
Mai Capital Management Intermediate LLC	7,425.6	(353.4)	7,072.2	—	—	7,072.2
Medlar Bidco Limited	10,368.7	—	10,368.7	—	—	10,368.7
Merit Financial Group, LLC and CWC Fund I Co-Invest (MFA) LP	8,000.0	—	8,000.0	—	—	8,000.0
Metatiedot Bidco OY and Metatiedot US, LLC	3,745.6	—	3,745.6	—	—	3,745.6
Meyer Laboratory, LLC and Meyer Parent, LLC	3,268.2	(1,240.2)	2,028.0	—	—	2,028.0
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc.	4,809.3	(9.6)	4,799.7	—	—	4,799.7
Monica Holdco (US), Inc.	8,223.4	—	8,223.4	—	—	8,223.4
Mountaineer Merger Corporation	11,254.0	(4,439.2)	6,814.8	—	—	6,814.8
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,553.4	(1,019.4)	4,534.0	—	—	4,534.0
MSIS Holdings, Inc. and MS Precision Parent, LP	15,155.6	—	15,155.6	—	—	15,155.6
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc.	4,534.5	(334.4)	4,200.1	—	—	4,200.1
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	12,196.0	(3,681.0)	8,515.0	—	—	8,515.0
Netsmart, Inc. and Netsmart Technologies, Inc.	22,120.1	—	22,120.1	—	—	22,120.1
New ChurcHill HoldCo LLC and Victory Topco, LP	5,826.8	—	5,826.8	—	—	5,826.8
Next Holdco, LLC	1,697.6	—	1,697.6	—	—	1,697.6
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC	3,865.0	(363.6)	3,501.4	—	—	3,501.4
North Haven Stack Buyer, LLC	3,237.7	(1,084.0)	2,153.7	—	—	2,153.7
North Star Acquisitionco, LLC and Toucan Bidco Limited	2,550.0	—	2,550.0	—	—	2,550.0
Northwinds Holding, Inc. and Northwinds Services Group LLC	18,471.2	—	18,471.2	—	—	18,471.2
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	4,637.4	(49.1)	4,588.3	—	—	4,588.3
Odevo AB	22,494.6	—	22,494.6	—	—	22,494.6
Orange Barrel Media, LLC/IKE Smart City, LLC	2,036.9	—	2,036.9	—	—	2,036.9
Pallas NZ Funding Trust No. 1	2,172.5	(2,172.5)	—	—	—	—
Paris US Holdco, Inc. & 1001028292 Ontario Inc.	22,095.5	(422.1)	21,673.4	—	—	21,673.4
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4,783.5	—	4,783.5	—	—	4,783.5
Pave America Holding, LLC	12,282.7	(2,741.3)	9,541.4	—	—	9,541.4
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	2,200.0	—	2,200.0	—	—	2,200.0
PCMI Parent, LLC and PCMI Ultimate Holdings, LP	4,405.6	—	4,405.6	—	—	4,405.6
PCS MidCo, Inc. and PCS Parent, L.P.	2,964.7	—	2,964.7	—	—	2,964.7
Perigon Wealth Management, LLC, Perigon Wealth Advisors Holdings Company, LLC and CWC Fund I Co-Invest (Prism) LP	9,465.7	—	9,465.7	—	—	9,465.7
PestCo Holdings, LLC and PestCo, LLC	6,501.5	—	6,501.5	—	—	6,501.5
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc.	7,139.2	—	7,139.2	—	—	7,139.2
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	7,763.9	(1,743.6)	6,020.3	—	—	6,020.3
Poseidon IntermediateCo, Inc.	9,212.0	—	9,212.0	—	—	9,212.0
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation	10,242.3	—	10,242.3	—	—	10,242.3
Premiere Buyer, LLC	8,541.0	—	8,541.0	—	—	8,541.0
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	2.0	(2.0)	—	—	—	—
Project Alliance Buyer, LLC	1,879.2	—	1,879.2	—	—	1,879.2
PSC Parent, Inc.	13,285.0	(3,484.5)	9,800.5	—	—	9,800.5
PumpTech, LLC and Impel CV-B, LP	11,209.1	(769.6)	10,439.5	—	—	10,439.5
PYE-Barker Fire & Safety, LLC	30,058.2	(1,085.7)	28,972.5	—	—	28,972.5
QBS Parent, Inc.	1,490.5	—	1,490.5	—	—	1,490.5
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	19,380.9	—	19,380.9	—	—	19,380.9
Raven Acquisition Holdings, LLC	6,640.6	—	6,640.6	—	—	6,640.6
Reagent Chemical & Research, LLC	8,783.8	(416.4)	8,367.4	—	—	8,367.4
Reddy Ice LLC	171,657.9	(2,329.7)	169,328.2	—	—	169,328.2
Redwood Services LP	16,056.7	(307.7)	15,749.0	—	—	15,749.0
Revival Animal Health, LLC	3,554.4	(1,141.6)	2,412.8	—	—	2,412.8
RFS Opco LLC	7,512.5	—	7,512.5	—	—	7,512.5
Royal Borrower, LLC and Royal Parent, LP	14,506.8	(343.2)	14,163.6	—	—	14,163.6
Runway Bidco, LLC	699.8	—	699.8	—	—	699.8
RWA Wealth Partners, LLC	7,250.0	(91.6)	7,158.4	—	—	7,158.4
Sapphire Software Buyer, Inc.	6,818.3	—	6,818.3	—	—	6,818.3
Saturn Purchaser Corp.	2,240.4	—	2,240.4	—	—	2,240.4
Severin Acquisition, LLC	34,373.4	—	34,373.4	—	—	34,373.4
Shermco Intermediate Holdings, Inc.	4,746.2	(168.8)	4,577.4	—	—	4,577.4
Shout! Factory, LLC	2,207.8	(386.4)	1,821.4	—	—	1,821.4
SIG Parent Holdings, LLC	16,343.9	—	16,343.9	—	—	16,343.9
Signia Aerospace, LLC	1,038.5	—	1,038.5	—	—	1,038.5
Silk Holdings III Corp. and Silk Holdings I Corp.	5,940.6	(4,237.6)	1,703.0	—	—	1,703.0
Slaine Holdings LLC	30,434.6	—	30,434.6	—	—	30,434.6
Solar Bidco Limited	1,118.6	—	1,118.6	—	—	1,118.6
Spaceship Purchaser, Inc.	35,017.2	(158.8)	34,858.4	—	—	34,858.4
Spark Purchaser, Inc.	2,702.7	—	2,702.7	—	—	2,702.7
Spindrift Beverage Co., Inc. and SBC Aggregator LP	3,172.3	—	3,172.3	—	—	3,172.3
Sport Maska Inc.	7,365.0	(5,784.3)	1,580.7	—	—	1,580.7
Spruce Bidco II Inc.	24,692.5	—	24,692.5	—	—	24,692.5
St Athena Global LLC and St Athena Global Holdings Limited	5,783.6	(1,071.0)	4,712.6	—	—	4,712.6
Sterilex LLC	1,328.4	(0.5)	1,327.9	—	—	1,327.9
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	18,348.3	(182.2)	18,166.1	—	—	18,166.1
Sugar PPC Buyer LLC	3,720.1	—	3,720.1	—	—	3,720.1
Sunbit Receivables Trust IV	2,730.0	(1,472.1)	1,257.9	—	—	1,257.9
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	35,275.0	—	35,275.0	—	—	35,275.0
Superman Holdings, LLC	10,343.7	—	10,343.7	—	—	10,343.7
Supplying Demand, Inc.	18,643.7	(3,774.8)	14,868.9	—	—	14,868.9
SV Newco 2, Inc. and Site 2020 Incorporated	11,504.7	(86.4)	11,418.3	—	—	11,418.3
Talon Buyer Inc. and Talon Holdings SCSP	20,499.4	—	20,499.4	—	—	20,499.4
TCI Buyer LLC and TCI Holdings, LP	18,204.8	—	18,204.8	—	—	18,204.8
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP	7,238.8	(348.7)	6,890.1	—	—	6,890.1
The Hiller Companies, LLC	7,181.2	(137.6)	7,043.6	—	—	7,043.6
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	12,964.3	—	12,964.3	—	—	12,964.3
Titan BW Borrower L.P.	16,299.3	—	16,299.3	—	—	16,299.3
Transit Technologies LLC	6,616.2	(9.2)	6,607.0	—	—	6,607.0
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP	65,528.4	—	65,528.4	—	—	65,528.4
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC	4,792.2	—	4,792.2	—	—	4,792.2
TSS Buyer, LLC	1,312.1	—	1,312.1	—	—	1,312.1
U.S. Urology Partners, LLC and General Atlantic (USU) Blocker Collection Holdco, L.P.	3,861.9	—	3,861.9	—	—	3,861.9
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	6,527.9	—	6,527.9	—	—	6,527.9
Unity Purchaser, LLC and Unity Ultimate Holdings, LP	11,940.1	—	11,940.1	—	—	11,940.1
UP Intermediate II LLC and UPBW Blocker LLC	3,993.9	(159.8)	3,834.1	—	—	3,834.1
USALCO, LLC	2,643.4	—	2,643.4	—	—	2,643.4
Vamos Bidco, Inc.	8,234.9	(646.4)	7,588.5	—	—	7,588.5
Vantage Data Centers Europe S.a r.l.	1,622.1	—	1,622.1	—	—	1,622.1
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	13,092.5	(2,953.7)	10,138.8	—	—	10,138.8
VetPartners Group Limited	12,431.7	—	12,431.7	—	—	12,431.7
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	16,073.7	—	16,073.7	—	—	16,073.7
Viper Bidco, Inc.	9,932.0	—	9,932.0	—	—	9,932.0
Vista Higher Learning, LLC	1.0	(0.2)	0.8	—	—	0.8
VRS Buyer, Inc.	34,287.2	—	34,287.2	—	—	34,287.2
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	20,367.6	(6,640.5)	13,727.1	—	—	13,727.1
Watt Holdco Limited	573.2	—	573.2	—	—	573.2
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	194.6	—	194.6	—	—	194.6
Wellington Bidco Inc. and Wellington TopCo LP	18,826.7	(1,189.7)	17,637.0	—	—	17,637.0
Wellington-Altus Financial Inc.	1,152.5	(247.0)	905.5	—	—	905.5
Wharf Street Ratings Acquisition LLC	4,395.0	—	4,395.0	—	—	4,395.0
Wilbur-Ellis Holdings II LLC	19,274.3	(11,553.6)	7,720.7	—	—	7,720.7
WorkWave Intermediate II, LLC	24,719.2	(1,545.0)	23,174.2	—	—	23,174.2
World Insurance Associates, LLC and World Associates Holdings, LLC	6,244.8	—	6,244.8	—	—	6,244.8
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	847.5	(178.3)	669.2	—	—	669.2
WPCG Aspire Holdings, LLC	40,042.4	—	40,042.4	—	—	40,042.4
WRE Sports Investments LLC	7,402.4	—	7,402.4	—	(7,402.4)	—
WU Holdco, Inc.	3,388.2	(5.7)	3,382.5	—	—	3,382.5
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	4,958.7	(602.2)	4,356.5	—	—	4,356.5
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc.	12,988.4	—	12,988.4	—	—	12,988.4
ZocDoc, Inc.	12,914.8	—	12,914.8	—	—	12,914.8
	$2,971,520.6	$(194,033.6)	$2,777,487.0	$—	$(19,408.0)	$2,758,079.0

(11)As of September 30, 2025, the Fund was party to agreements to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
A8 - A (Feeder) L.P.	$1,528.2	$(1,128.8)	$399.4	$—	$399.4
Advent International GPE VII-E Limited Partnership	1,972.4	(1,332.4)	640.0	—	640.0
Alp CFO 2025, L.P. and Alp CFO 2025 (Offshore Feeder) A, L.P.	125.6	—	125.6	—	125.6
Apax Europe VI - A, L.P.	1,009.9	(681.8)	328.1	—	328.1
Apax Europe VII - B, L.P.	475.3	(167.7)	307.6	—	307.6
Apax VIII - B, L.P.	853.0	(641.9)	211.1	—	211.1
Bain Capital Europe Fund IV, L.P.	886.7	(637.2)	249.5	—	249.5
Bain Capital Europe V, SCSp	883.1	(807.5)	75.6	—	75.6
Bain Capital Fund XI, L.P.	3,327.9	(2,250.5)	1,077.4	—	1,077.4
Bain Capital Fund XII, L.P.	848.1	(641.6)	206.5	—	206.5
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc.	120,631.0	—	120,631.0	—	120,631.0
BC European Capital IX - 2 LP	2,537.0	(2,351.3)	185.7	—	185.7
BC European Capital X - 2 LP	2,154.4	(1,645.0)	509.4	—	509.4
BC Partners Galileo (2) L.P.	802.9	(766.2)	36.7	—	36.7
Blackstone Capital Partners VI L.P.	3,869.1	(2,167.3)	1,701.8	—	1,701.8
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Bridgepoint Europe VI 'E' LP	894.7	(826.7)	68.0	—	68.0
Catterton Partners VII, L.P.	2,160.2	(1,623.9)	536.3	—	536.3
Clayton, Dubilier & Rice Fund IX, L.P.	1,505.8	(1,257.0)	248.8	—	248.8
Constellation Wealth Capital Fund, L.P.	3,995.7	(3,005.8)	989.9	—	989.9
CVC Capital Partners VI (B) L.P.	4,831.4	(4,307.5)	523.9	—	523.9
CVC Capital Partners VII (A) L.P.	777.3	(627.3)	150.0	—	150.0
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	213.5	—	213.5	—	213.5
FIC Matterhorn CF, LP and FIC Matterhorn CF Feeder, LP	28,819.1	(19,713.6)	9,105.5	—	9,105.5
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	2,466.3	—	2,466.3	—	2,466.3
GSM Rights Fund II LP	9,244.8	—	9,244.8	—	9,244.8
GTCR F Buyer Corp. and GTCR (D) Investors LP	21.3	—	21.3	—	21.3
Hellman & Friedman Capital Partners VIII, L.P.	2,186.0	(1,971.0)	215.0	—	215.0
HgCapital 8 A L.P.	1,062.5	(1,007.0)	55.5	—	55.5
Insight Venture Partners (Cayman) VII, LP	2,441.3	(2,431.9)	9.4	—	9.4
Insight Venture Partners (Delaware) VIII, LP	2,322.5	(2,185.3)	137.2	—	137.2
Kelso Investment Associates IX, L.P.	1,992.9	(1,301.6)	691.3	—	691.3
Linden Structured Capital Fund II-A LP	3,048.5	(1,606.9)	1,441.6	—	1,441.6
Montagu V (US) L.P.	1,906.1	(1,660.8)	245.3	—	245.3
Montagu VII (B) SCSp	700.0	—	700.0	—	700.0
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	1,172.0	(781.3)	390.7	—	390.7
New Mountain Partners III, L.P.	759.9	(393.3)	366.6	—	366.6
New Mountain Partners IV, L.P.	1,867.9	(874.1)	993.8	—	993.8
One Equity Partners VI, L.P.	5,007.8	(3,507.1)	1,500.7	—	1,500.7
One Equity Partners VII, L.P.	2,790.2	(2,399.6)	390.6	—	390.6
Onex Partners III LP	2,244.7	(1,411.4)	833.3	—	833.3
Onex Partners IV LP	3,059.3	(2,864.3)	195.0	—	195.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4.0	—	4.0	—	4.0
Permira V G.P. L.P.	567.0	(522.7)	44.3	—	44.3
Permira VI L.P.1	788.0	(538.8)	249.2	—	249.2
Providence Equity Partners (Midsummer) L.P.	1,018.3	(836.3)	182.0	—	182.0
Providence Equity Partners VII, L.P.	1,224.7	(763.5)	461.2	—	461.2
Providence Equity Partners VII-A L.P.	2,752.3	(2,069.1)	683.2	—	683.2
Providence Equity Partners VIII, L.P.	5,015.4	(4,086.9)	928.5	—	928.5
PumpTech, LLC and Impel CV-B, LP	321.4	—	321.4	—	321.4
Purple Garden Invest (D) AB	1,449.6	(1,204.0)	245.6	—	245.6
Quintain Investments Holdings Limited	7,247.6	—	7,247.6	—	7,247.6
Red Garden Invest (D) AB	1,778.2	(1,600.1)	178.1	—	178.1
Silver Lake Partners IV, L.P.	2,042.7	(1,995.7)	47.0	—	47.0
Spindrift Beverage Co., Inc. and SBC Aggregator LP	1,035.6	—	1,035.6	—	1,035.6
Thoma Bravo Fund XI-A, L.P.	1,271.9	(1,052.0)	219.9	—	219.9
Thoma Bravo Special Opportunities Fund II-A, L.P.	1,682.4	(1,510.8)	171.6	—	171.6
TI VI Holdings 1, L.P.	1,858.5	—	1,858.5	—	1,858.5
Tikehau Green Diamond II CFO Equity LP	1,971.8	—	1,971.8	—	1,971.8
Tikehau Ruby CLO Equity LP	579.2	—	579.2	—	579.2
Tikehau Topaz LP	435.4	—	435.4	—	435.4
TPG Partners VI, L.P.	1,101.0	(375.8)	725.2	—	725.2
Trident VI Parallel Fund, L.P.	1,890.9	(1,638.3)	252.6	—	252.6
Vector Capital IV, L.P.	306.4	(271.4)	35.0	—	35.0
Vector Capital VI, L.P.	74.5	(27.7)	46.8	—	46.8
Vestar Capital Partners VII, L.P.	3,100.9	(2,034.7)	1,066.2	—	1,066.2
Vista Equity Partners Fund V-A, L.P.	1,204.2	(951.8)	252.4	—	252.4
WCAS XIII, L.P.	2,045.6	(1,673.8)	371.8	—	371.8
WCP Bridge Fund, L.P.	768.1	(249.8)	518.3	—	518.3
Wellington-Altus Financial Inc.	1,308.4	—	1,308.4	—	1,308.4
Wellspring Capital Partners VI (Onshore), L.P.	1,856.2	(1,495.8)	360.4	—	360.4
Wind Point Partners VIII-A, L.P.	1,038.7	(588.7)	450.0	—	450.0
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	338.4	—	338.4	—	338.4
	$277,479.2	$(96,464.3)	$181,014.9	$—	$181,014.9

(12)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 for more information regarding the fair value of the Fund’s investments.

(13)As of September 30, 2025, the estimated net unrealized gain for federal tax purposes was approximately $235.4 million based on a tax cost basis of approximately $19.3 billion. As of September 30, 2025, the estimated aggregate gross unrealized gain for federal income tax purposes was $310.8 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $75.4 million.

(14)In connection with the Fund’s investment in this portfolio company’s senior subordinated loan, the Fund entered into a secured borrowing arrangement. As a result, the Fund recorded a $269.3 million liability, included in “secured borrowing” in the accompanying consolidated statement of assets and liabilities. As of September 30, 2025, the interest rate in effect for the secured borrowing was 4.10%, or Euribor + 2.10%.
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

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operations:
Net investment income	$197,939	$97,223	$515,345	$209,574
Net realized gains	12,469	3,840	1,443	12,050
Net unrealized gains (losses)	32,239	(2,528)	57,251	26,400
Net increase in net assets resulting from operations	242,647	98,535	574,039	248,024
Distributions to shareholders:
Class I	(177,184)	(80,548)	(462,776)	(180,449)
Class S	(25,015)	(14,085)	(67,065)	(34,183)
Class D	(16,522)	(3,338)	(40,530)	(6,664)
Net decrease in net assets from distributions	(218,721)	(97,971)	(570,371)	(221,296)
Share transactions:
Class I:
Proceeds from shares sold	1,496,730	843,258	3,482,147	2,242,628
Share transfers between classes	(2,794)	843	2,469	843
Distributions reinvested	44,396	17,373	132,122	42,596
Repurchased shares, net of early repurchase deduction	(59,456)	(1,586)	(199,805)	(11,836)
Net increase in net assets from share transactions	1,478,876	859,888	3,416,933	2,274,231
Class S:
Proceeds from shares sold	135,184	92,662	425,456	389,045
Share transfers between classes	(1,719)	(2,541)	(6,982)	(3,196)
Distributions reinvested	6,911	3,183	17,915	6,363
Repurchased shares, net of early repurchase deduction	(6,770)	(2,037)	(23,982)	(2,295)
Net increase in net assets from share transactions	133,606	91,267	412,407	389,917
Class D:
Proceeds from shares sold	105,430	121,218	440,502	154,936
Share transfers between classes	4,513	1,698	4,513	2,353
Distributions reinvested	6,629	608	14,935	1,189
Repurchased shares, net of early repurchase deduction	(14,689)	—	(31,683)	—
Net increase in net assets from share transactions	101,883	123,524	428,267	158,478
Total increase in net assets	1,738,291	1,075,243	4,261,275	2,849,354
Net assets, beginning of period	8,423,680	3,535,503	5,900,696	1,761,392
Net assets, end of period	$10,161,971	$4,610,746	$10,161,971	$4,610,746

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$574,039	$248,024
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments and foreign currency transactions	(1,443)	(12,050)
Net unrealized gains on investments and foreign currency transactions	(57,251)	(26,400)
Net gains on interest rate swaps accounted for as hedge instruments and the related hedged items	(1,878)	(242)
Net accretion of discount on investments	(23,864)	(10,851)
PIK interest	(47,101)	(12,462)
Collections of PIK interest	141	—
PIK dividends	(10,582)	(2,776)
Collections of PIK dividends	2,510	—
Amortization of debt issuance costs	12,213	4,525
Accretion of discount on notes payable	4,850	262
Amortization of offering costs	1,376	3,361
Purchases of investments	(12,809,756)	(5,916,801)
Proceeds from repayments or sales of investments	4,284,551	1,704,640
Changes in operating assets and liabilities:
Interest receivable	(13,568)	(36,253)
Other assets	(47,271)	(5,202)
Base management fee payable	4,188	7,321
Income based fee payable	12,122	7,970
Capital gains incentive fee payable	7,332	4,750
Interest and facility fees payable	4,950	18,118
Interest rate swap collateral payable	64,020	—
Accounts payable and other liabilities	12,496	39,009
Net cash used in operating activities	(8,027,926)	(3,985,057)
FINANCING ACTIVITIES:
Borrowings on debt	11,015,566	3,665,832
Repayments of debt	(6,740,040)	(2,240,190)
Debt issuance costs	(45,879)	(25,758)
Net proceeds from issuance of common shares	4,348,105	2,786,609
Repurchased shares, net of early repurchase deduction	(255,470)	(14,131)
Distributions to shareholders	(372,218)	(149,029)
Secured borrowing, net	240,320	—
Net cash provided by financing activities	8,190,384	4,023,333
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	162,458	38,276
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	170,427	57,972
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$332,885	$96,248
Supplemental Information:
Interest paid during the period	$278,422	$71,040
Distributions declared and payable during the period	$570,371	$221,296

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2025
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statement of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$264,215	$165,777
Restricted cash	68,670	4,650
Total cash, cash equivalents and restricted cash	$332,885	$170,427

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

The base management fee, income based fee and capital gains incentive fee for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Base management fee	$29,789	$13,300	$76,934	$29,803
Income based fee	$27,952	$12,576	$70,280	$27,494
Capital gains incentive fee(1)	$5,588	$164	$7,332	$4,806
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three and nine months ended September 30, 2025 and 2024. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $20,656 as of September 30, 2025. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of September 30, 2025, the Fund has paid capital gains incentive fee since inception totaling $56. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and nine months ended September 30, 2025, the Fund incurred $2,001 and $5,623, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement, of which $1,461 and $5,083, respectively, were supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below). For the three and nine months ended September 30, 2024, the Fund incurred $1,545 and $4,392, respectively, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or administration agreement, all of which were supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement.

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

The shareholder servicing and/or distribution fees that were attributable to Class S shares and Class D shares for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Class S	$2,527	$1,412	$6,687	$3,391
Class D	$458	$92	$1,111	$182

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

The Fund’s investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of September 30, 2025, $2,487 of base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Base Management Fee and Income Based Fee Waived	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Annualized Distribution per Share(2)	Eligible for Reimbursement through
December 31, 2022	$1,449	$(129)	$(1,320)	$—	$—	5.04%	—	12/31/2025
January 31, 2023	$1,088	$(398)	$(690)	$—	$—	4.56%	—	01/31/2026
February 28, 2023	$891	$(216)	$(675)	$—	$—	3.53%	—	02/28/2026
March 31, 2023	$916	$(144)	$(772)	$—	$—	3.63%	—	03/31/2026
April 30, 2023	$1,083	$(458)	$(625)	$—	$—	2.99%	—	04/30/2026
May 31, 2023	$1,312	$(569)	$(743)	$—	$—	2.47%	—	05/31/2026
June 30, 2023	$2,253	$(727)	$(1,526)	$—	$—	2.48%	—	06/30/2026
July 31, 2023	$2,502	$(1,132)	$(1,049)	$—	$321	1.16%	—	07/31/2026
August 31, 2023	$2,300	$—	$—	$—	$2,300	1.94%	$2.3910	08/31/2026
September 30, 2023	$1,636	$—	$—	$—	$1,636	1.66%	$2.3910	09/30/2026
October 31, 2023	$—	$—	$—	$—	$—	1.20%	$2.3910	10/31/2026
November 30, 2023	$1,637	$—	$—	$—	$1,637	1.18%	$2.5716	11/30/2026
December 31, 2023	$1,144	$—	$—	$—	$1,144	1.08%	$2.5716	12/31/2026
January 31, 2024	$1,592	$—	$—	$—	$1,592	1.20%	$2.5716	01/31/2027
February 29, 2024	$2,183	$—	$—	$—	$2,183	1.10%	$2.5716	02/28/2027
March 31, 2024	$2,194	$—	$—	$—	$2,194	1.49%	$2.5716	03/31/2027
April 30, 2024	$3,066	$—	$—	$—	$3,066	1.21%	$2.5716	04/30/2027
May 31, 2024	$2,437	$—	$—	$—	$2,437	1.18%	$2.5716	05/31/2027
June 30, 2024	$3,170	$—	$—	$—	$3,170	1.22%	$2.5716	06/30/2027
July 31, 2024	$1,164	$—	$—	$—	$1,164	1.01%	$2.5716	07/31/2027
August 31, 2024	$4,291	$—	$—	$—	$4,291	1.02%	$2.5716	08/31/2027
September 30, 2024	$5,402	$—	$—	$—	$5,402	0.96%	$2.5716	09/30/2027
October 31, 2024	$3,598	$—	$—	$—	$3,598	0.95%	$2.5716	10/31/2027
November 30, 2024	$3,911	$—	$—	$—	$3,911	0.95%	$2.5716	11/30/2027
December 31, 2024	$3,736	$—	$—	$—	$3,736	0.86%	$2.5716	12/31/2027
January 31, 2025	$—	$—	$—	$—	$—	0.81%	$2.5716	01/31/2028
February 28, 2025	$—	$—	$—	$—	$—	0.94%	$2.5716	02/29/2028
March 31, 2025	$10,436	$—	$—	$—	$10,436	0.91%	$2.5716	03/31/2028
April 30, 2025	$9,348	$—	$—	$—	$9,348	0.93%	$2.5716	04/30/2028
May 31, 2025	$4,915	$—	$—	$—	$4,915	0.80%	$2.5716	05/31/2028
June 30, 2025	$5,853	$—	$—	$—	$5,853	0.95%	$2.5716	06/30/2028
July 31, 2025	$5,655	$—	$—	$—	$5,655	0.88%	$2.5716	07/31/2028
August 31, 2025	$—	$—	$—	$—	$—	0.82%	$2.5716	08/31/2025
September 30, 2025	$9,708	$—	$—	$—	$9,708	0.80%	$2.5716	09/30/2025
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

4. INVESTMENTS

As of September 30, 2025 and December 31, 2024, investments consisted of the following:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$16,112,668	$16,168,416	$10,092,681	$10,130,307
Second lien senior secured loans	337,212	337,011	157,058	158,500
Senior subordinated loans	781,602	838,128	214,927	213,500
Corporate bonds	97,600	99,465	64,700	65,312
Collateralized loan obligations	919,796	918,191	366,165	370,985
Commercial mortgage-backed securities	99,415	100,377	29,112	29,161
Private asset-backed investments	279,506	289,406	209,600	208,357
Preferred equity	256,305	270,631	107,984	122,570
Other equity	486,581	536,970	239,826	250,457
Total	$19,370,685	$19,558,595	$11,482,053	$11,549,149
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025	December 31, 2024
Industry
Software and Services	20.6%	21.8%
Health Care Equipment and Services	11.7	9.0
Commercial and Professional Services	9.0	7.3
Capital Goods	7.3	8.8
Financial Services	7.0	6.7
Investment Funds and Vehicles	6.7	4.2
Consumer Services	6.6	8.7
Insurance	5.5	6.3
Sports, Media and Entertainment	4.0	5.8
Pharmaceuticals, Biotechnology and Life Sciences	3.1	4.7
Consumer Distribution and Retail	2.8	2.7
Independent Power and Renewable Electricity Producers	2.3	0.7
Materials	2.1	2.3
Energy	2.0	1.3
Transportation	1.9	1.3
Other	7.4	8.4
Total	100.0%	100.0%

	As of
	September 30, 2025	December 31, 2024
Geographic Region
United States	85.8%	90.3%
Europe	8.4	5.5
Bermuda/Cayman Islands	4.1	2.9
Canada	1.6	1.2
Other	0.1	0.1
Total	100.0%	100.0%
As of September 30, 2025, none of the loans were on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value).

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder approved a proposal that allowed the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of September 30, 2025, the Fund’s asset coverage was 210%.

The Fund’s outstanding debt as of September 30, 2025 and December 31, 2024 was as follows:

	As of
	September 30, 2025					December 31, 2024
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,250,000	(2)	$971,068	$971,087		$1,810,000	(2)	$489,506	$489,453
SG Funding Facility	1,825,000	(3)	962,811	962,811		1,825,000	(3)	861,811	861,811
SB Funding Facility	750,000		275,000	275,000		750,000		75,000	75,000
BNP Funding Facility	500,000		475,000	475,000		500,000		250,000	250,000
January 2037 CLO Notes(4)	476,000		476,000	473,326	(5)	476,000		476,000	473,120	(5)
April 2038 CLO Debt(4)	350,000		350,000	348,197	(5)	—		—	—
March 2028 Notes	1,000,000		1,000,000	1,003,415	(5)(6)	1,000,000		1,000,000	984,492	(5)(6)
September 2028 Notes	600,000		600,000	596,547	(5)(6)	—		—	—
January 2029 Notes	600,000		600,000	588,208	(5)(6)	—		—	—
August 2029 Notes	700,000		700,000	706,186	(5)(6)	700,000		700,000	687,445	(5)(6)
February 2030 Notes	750,000		750,000	731,439	(5)(6)	750,000		750,000	705,863	(5)(6)
September 2030 Notes	500,000		500,000	497,211	(5)(6)	—		—	—
January 2031 Notes	500,000		500,000	485,333	(5)(6)	—		—	—
March 2032 Notes	750,000		750,000	769,078	(5)(6)	—		—	—
Total	$12,551,000		$8,909,879	$8,882,838		$7,811,000		$4,602,317	$4,527,184
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility, SB Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $4,552,500 and $2,625,000 as of September 30, 2025 and December 31, 2024, respectively.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,500,000 and $2,000,000 as of September 30, 2025 and December 31, 2024, respectively.

(4)Excludes the January 2037 CLO Subordinated Notes and April 2038 CLO Subordinated Notes (each as defined below), which were retained by the Fund and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the September 2028 Notes, the January 2029 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes (each as defined below) as of September 30, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Note 6 for more information on the interest rate swaps related to these unsecured notes issuances.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Fund’s outstanding debt as of September 30, 2025 were 6.0% and 4.8 years, respectively, and as of December 31, 2024 were 6.3% and 5.0 years, respectively. The weighted average stated interest rate of all the Fund’s outstanding debt as of September 30, 2025 and December 31, 2024 includes the impact of interest rate swaps. See Note 6 for more information on the interest rate swaps.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Fund to borrow up to $3,250,000 at any one time outstanding. As of September 30, 2025, the end of the revolving period and the stated maturity date were April 15, 2029 and April 15, 2030, respectively. The Revolving Credit Facility also provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $4,552,500. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of September 30, 2025, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2025 and December 31, 2024, there was $971,068 and $489,506 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $175,000. As of September 30, 2025 and December 31, 2024, the Fund had no letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit and swingline loans issued.

Since April 15, 2025, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650% or 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to April 15, 2025, the interest rate charged on the Revolving Credit Facility was based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.750% or 1.875% or an “alternate base rate” plus an applicable spread of either 0.750% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of September 30, 2025, the one, three and six month SOFR was 4.13%, 3.98% and 3.85%, respectively. As of September 30, 2025, the applicable spread in effect was 1.525%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility.

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

For the three and nine months ended September 30, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$11,637	$1,201	$16,456	$12,651
Credit facility fees	2,008	1,631	5,885	3,322
Amortization of debt issuance costs	1,163	681	2,860	1,775
Total interest and credit facility fees expense	$14,808	$3,513	$25,201	$17,748
Cash paid for interest expense	$12,759	$1,364	$22,348	$12,802
Average stated interest rate	5.91%	7.11%	5.93%	7.21%
Average outstanding balance	$770,921	$66,120	$365,761	$230,611

SG Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility (as amended, the “SG Funding Facility”), that allows ASIF Funding I to borrow up to $1,825,000 at any one time outstanding. The SG Funding Facility consists of a $556,250 term loan tranche with a stated maturity date of August 1, 2030 and a $1,268,750 revolving tranche with an end of the reinvestment period and a stated maturity date of August 1, 2028 and August 1, 2030, respectively. The SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2,500,000.

In addition, the Fund, as transferor, and ASIF Funding I, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding I certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding I under the SG Funding Facility are secured by substantially all assets held by ASIF Funding I.

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of September 30, 2025, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of September 30, 2025 and December 31, 2024, there was $962,811 and $861,811 outstanding, respectively, under the SG Funding Facility. Since August 1, 2025, the interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of (i) with respect to term loans under the SG Funding Facility, 1.85% per annum, and (ii) with respect to revolving loans under the SG Funding Facility, 1.90% per annum. From August 28, 2024 to July 31, 2025, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 2.05% per annum. Prior to August 28, 2024, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 2.60% per annum. In addition to the stated interest expense on the SG Funding Facility, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

For the three and nine months ended September 30, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$14,884	$11,287	$41,882	$28,155
Credit facility fees	1,152	1,384	3,910	3,583
Amortization of debt issuance costs	958	815	2,854	2,129
Total interest and credit facility fees expense	$16,994	$13,486	$48,646	$33,867
Cash paid for interest expense	$16,239	$8,842	$46,016	$26,561
Average stated interest rate	6.23%	7.71%	6.34%	7.85%
Average outstanding balance	$935,637	$572,609	$871,539	$471,223

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

Under the SB Funding Facility, the Fund and ASIF Funding II, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SB Funding Facility. The SB Funding Facility includes usual and customary events of default for facilities of this nature. As of September 30, 2025, the Fund and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

As of September 30, 2025 and December 31, 2024, there was $275,000 and $75,000 outstanding, respectively, under the SB Funding Facility. Since April 8, 2025, the interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period. Prior to April 8, 2025, the interest rate charged on the SB Funding Facility was based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of September 30, 2025, the applicable spread in effect was 1.90%. In addition to the stated interest expense on the SB Funding Facility, ASIF Funding II is also required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility prior to July 8, 2025 and, on and after July 8, 2025, between 0.50% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility.

For the three and nine months ended September 30, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SB Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$3,622	$5,179	$6,983	$8,184
Credit facility fees	684	374	1,547	707
Amortization of debt issuance costs	244	173	576	395
Total interest and credit facility fees expense	$4,550	$5,726	$9,106	$9,286
Cash paid for interest expense	$2,532	$4,580	$6,761	$7,295
Average stated interest rate	6.20%	7.42%	6.25%	7.53%
Average outstanding balance	$228,804	$273,098	$147,436	$142,792

BNP Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding III, LLC (“ASIF Funding III”), are party to a revolving funding facility (the “BNP Funding Facility”), that allows ASIF Funding III to borrow up to $500,000. The end of the reinvestment period and the stated maturity date are November 26, 2027 and November 26, 2028, respectively. See Note 12 for a subsequent event relating to the BNP Funding Facility.

In addition, the Fund, as transferor, and ASIF Funding III, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding III certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding III under the BNP Funding Facility are secured by substantially all assets held by ASIF Funding III.

Under the BNP Funding Facility, the Fund and ASIF Funding III, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. As of September 30, 2025, the Fund and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

As of September 30, 2025 and December 31, 2024, there was $475,000 and $250,000 outstanding, respectively, under the BNP Funding Facility. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of September 30, 2025, the applicable spread in effect was 1.40%. In addition to the stated interest expense on the BNP Funding Facility, ASIF Funding III is also required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility. See Note 12 for a subsequent event relating to the BNP Funding Facility.

For the three and nine months ended September 30, 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Stated interest expense	$6,224	$15,405
Credit facility fees	—	150
Amortization of debt issuance costs	245	725
Total interest and credit facility fees expense	$6,469	$16,280
Cash paid for interest expense	$5,440	$10,628
Average stated interest rate	5.71%	5.70%
Average outstanding balance	$421,630	$354,471

Debt Securitizations

ADL CLO 3 Debt Securitization

In November 2024, the Fund, through its wholly owned consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694,100 term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by the Fund, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes (the “January 2037 CLO Indenture”) and include (i) $399,000 of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35,000 of Class A-2 Senior Notes (the “January 2037 Class A-2 CLO Notes”); (iii) $42,000 of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 CLO Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) $218,100 of subordinated notes (the “January 2037 CLO Subordinated Notes”), which do not bear interest. The Fund retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of September 30, 2025:

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

ADL CLO 5 Debt Securitization

In April 2025, the Fund, through its wholly owned consolidated subsidiary, Ares Direct Lending CLO 5 LLC (“ADL CLO 5”), completed a $499,100 term debt securitization (the “ADL CLO 5 Debt Securitization”). The ADL CLO 5 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by the Fund, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered and the loans incurred in the ADL CLO 5 Debt Securitization that mature on April 20, 2038 (collectively, the “April 2038 CLO Debt”) were issued by ADL CLO 5 pursuant to the indenture and security agreement (the “April 2038 CLO Indenture”) and the credit agreement (the “April 2038 CLO Credit Agreement” and, together with the April 2038 CLO Indenture, the “April 2038 CLO Debt Agreements”) governing the April 2038 CLO Debt and include (i) $210,000 of Class A-1 Senior Notes (the “April 2038 Class A-1 CLO Notes”); (ii) $75,000 of Class A-1A Loans (the “April 2038 CLO Loans”); (iii) $15,000 of Class A-2 Senior Notes (the “April 2038 Class A-2 CLO Notes”); (iv) $50,000 of Class B Senior Notes (the “April 2038 Class B CLO Notes” and, together with the April 2038 Class A-1 CLO Notes, the April 2038 CLO Loans and the April 2038 Class A-2 CLO Notes, the “April 2038 CLO Secured Debt”); and (v) $149,100 of subordinated notes (the “April 2038 CLO Subordinated Notes”), which do not bear interest. The Fund retained all of the April 2038 CLO Subordinated Notes, as such, the April 2038 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2038 CLO Notes as of September 30, 2025:

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

The interest rate charged on the January 2037 CLO Secured Notes and April 2038 CLO Secured Debt is based on SOFR plus a blended weighted average spread of 1.62% and 1.44%, respectively. For the three and nine months ended September 30, 2025, the components of interest expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the January 2037 CLO Secured Notes and April 2038 CLO Secured Debt were as follows.

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Stated interest expense	$12,093	$30,776
Amortization of debt issuance costs	52	304
Total interest expense	$12,145	$31,080
Cash paid for interest expense	$7,082	$19,733
Average stated interest rate	5.73%	5.81%
Average outstanding balance	$826,000	$699,077

Unsecured Notes

The Fund has issued certain unsecured notes (the Fund refers to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refers to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2025 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
March 2028 Notes(1)	$1,000,000	5.799%	November 21, 2024	March 15, 2028
September 2028 Notes(1)	$600,000	5.964%	June 9, 2025	September 9, 2028
January 2029 Notes(1)	$600,000	5.772%	September 15, 2025	January 15, 2029
August 2029 Notes(1)	$700,000	6.358%	June 5, 2024	August 15, 2029
February 2030 Notes(1)	$750,000	6.452%	October 2, 2024	February 15, 2030
September 2030 Notes(1)	$500,000	6.266%	June 9, 2025	September 9, 2030
January 2031 Notes	$500,000	5.150%	September 15, 2025	January 15, 2031
March 2032 Notes(1)	$750,000	5.964%	January 21, 2025	March 21, 2032
________________________________________

(1)The effective stated interest rates include the impact of interest rate swaps.

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

Ares Management Capital Markets LLC (“AMCM”), an affiliate of Ares Management, served as an initial purchaser in connection with the Fund’s offering of certain of the Unsecured Notes issued during the nine months ended September 30, 2025 and 2024. Under the purchase agreements the Fund entered into in connection with such issuances, AMCM received an aggregate of $844 of underwriting and advisory fees for the nine months ended September 30, 2025 compared to $218 for the comparable period in 2024. The underwriting and advisory fees AMCM received were on terms equivalent to those of other initial purchasers.

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

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and cash paid for interest expense for the Unsecured Notes were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense(1)	$72,112	$13,423	$175,410	$17,211
Amortization of debt issuance costs	1,994	176	4,603	226
Accretion of discount	2,085	204	4,850	262
Net gains on interest rate swaps accounted for as hedge instruments and the related hedged items	(118)	(264)	(1,878)	(242)
Total interest expense	$76,073	$13,539	$182,985	$17,457
Cash paid for interest expense(1)	$68,486	$24,382	$167,027	$24,382
________________________________________

(1)Includes the impact of the interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Fund to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2025, the Fund was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Fund’s foreign currency forward derivative instruments as of September 30, 2025 and December 31, 2024 is presented below.

	As of September 30, 2025
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		¥4,242,140	$30,388	$(30,466)	Accounts payable and other liabilities
Foreign currency forward contract	NOK	1,326,924	131,167	(132,076)	Accounts payable and other liabilities
Foreign currency forward contract		€412,771	478,633	(486,614)	Accounts payable and other liabilities
Foreign currency forward contract		£405,891	495,037	(499,731)	Accounts payable and other liabilities
Foreign currency forward contract		€352,191	406,987	(413,823)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	303,219	220,110	(221,103)	Accounts payable and other liabilities
Foreign currency forward contract		£208,731	276,846	(277,429)	Accounts payable and other liabilities
Foreign currency forward contract	NOK	54,034	5,004	(5,208)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	51,849	38,221	(37,778)	Other assets
Foreign currency forward contract	AUD	19,036	12,330	(12,469)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	9,839	6,506	(6,515)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	8,288	4,997	(4,925)	Other assets
Total			$2,106,226	$(2,128,137)

	As of December 31, 2024
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	NOK	910,877	$307,682	$(305,484)	Other assets
Foreign currency forward contract		€101,075	104,738	(103,498)	Other assets
Foreign currency forward contract		£70,493	89,788	(88,011)	Other assets
Foreign currency forward contract		€65,111	69,497	(68,083)	Other assets
Foreign currency forward contract	CAD	33,593	25,013	(24,034)	Other assets
Foreign currency forward contract	CAD	30,622	21,367	(21,334)	Other assets
Foreign currency forward contract		£28,842	36,242	(36,023)	Other assets
Foreign currency forward contract	NOK	27,017	2,502	(2,374)	Other assets
Foreign currency forward contract	AUD	9,518	6,165	(5,917)	Other assets
Foreign currency forward contract	AUD	4,057	2,684	(2,520)	Other assets
Foreign currency forward contract	NZD	2,520	1,543	(1,437)	Other assets
Total			$667,221	$(658,715)

As of September 30, 2025 and December 31, 2024, the counterparties to each of the Fund’s foreign currency forward contracts were Canadian Imperial Bank of Commerce or Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Fund for the three and nine months ended September 30, 2025 and 2024 are in the following locations in the consolidated statement of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2025	2024	2025	2024
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$(5,411)	$187	$(17,732)	$383
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions	$15,624	$(8,000)	$(30,418)	$(7,477)

Interest Rate Swaps

In connection with the Unsecured Notes, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Fund designated these interest rate swaps and the Unsecured Notes as qualifying fair value hedge accounting relationships. As of September 30, 2025 and December 31, 2024, the counterparty to all of the Fund’s interest rate swaps was Wells Fargo Bank, N.A. Certain information related to the Fund’s interest rate swaps as of September 30, 2025 is presented below.

Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6490%	March 15, 2028	$1,000,000
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	September 9, 2028	$600,000
Interest rate swap	January 2029 Notes	4.850%	SOFR +1.6220%	January 15, 2029	$600,000
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	August 15, 2029	$700,000
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	February 15, 2030	$750,000
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	September 9, 2030	$500,000
Interest rate swap(1)	January 2031 Notes	5.150%	SOFR +1.9460%	January 15, 2031	$500,000
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	March 21, 2032	$750,000
________________________________________

(1)In connection with the issuance of the January 2031 Notes, the Fund entered into a forward-starting interest rate swap, effective July 15, 2026.
.
See Note 5 for more information on the Unsecured Notes.

As a result of the Fund’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Fund is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedges was approximately $118 and $1,878 for the three and nine months ended September 30, 2025, which is included in “interest and credit facility fees” in the Fund’s consolidated statement of operations. The net gain related to the fair value hedges was approximately $264 and $242 for the three and nine months ended September 30, 2024, which is included in “interest and credit facility fees” in the Fund’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of September 30, 2025 and December 31, 2024 is presented below:

	As of September 30, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap(1)	$1,000,000	March 15, 2028	$14,989	$—	Other assets
Interest rate swap(2)	$600,000	September 9, 2028	4,814	—	Other assets
Interest rate swap(3)	$600,000	January 15, 2029	—	(3,229)	Accounts payable and other liabilities
Interest rate swap(4)	$700,000	August 15, 2029	18,232	—	Other assets
Interest rate swap(5)	$750,000	February 15, 2030	—	(4,236)	Accounts payable and other liabilities
Interest rate swap(6)	$500,000	September 9, 2030	6,794	—	Other assets
Interest rate swap(7)	$500,000	January 15, 2031	—	(4,048)	Accounts payable and other liabilities
Interest rate swap(8)	$750,000	March 21, 2032	36,720	—	Other assets
Total			$81,549	$(11,513)
________________________________________

(1)The asset related to the fair value of the interest rate swaps was offset by a $14,496 increase to the carrying value of the March 2028 Notes.

(2)The asset related to the fair value of the interest rate swap was offset by a $4,746 increase to the carrying value of the September 2028 Notes.

(3)The liability related to the fair value of the interest rate swap was offset by a $3,231 decrease to the carrying value of the January 2029 Notes.

(4)The asset related to the fair value of the interest rate swap was offset by a $18,024 increase to the carrying value of the August 2029 Notes.

(5)The liability related to the fair value of the interest rate swap was offset by a $4,160 decrease to the carrying value of the February 2030 Notes.

(6)The asset related to the fair value of the interest rate swap was offset by a $6,724 increase to the carrying value of the September 2030 Notes.

(7)The liability related to the fair value of the interest rate swap was offset by a $4,013 decrease to the carrying value of the January 2031 Notes.

(8)The asset related to the fair value of the interest rate swap was offset by a $36,093 increase to the carrying value of the March 2032 Notes.

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

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Fund had the following commitments to fund various revolving and delayed draw loans:

	As of
	September 30, 2025	December 31, 2024
Total revolving loan commitments	$1,151,454	$643,525
Less: funded commitments	(194,034)	(112,499)
Less: unavailable revolving loan commitments due to borrowing base or other covenant restrictions	(526)	—
Total net unfunded revolving loan commitments	956,894	531,026

Total unfunded delayed draw loan commitments	1,820,067	1,025,608
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(18,882)	(603)
Total net unfunded delayed draw loan commitments	1,801,185	1,025,005
Total net unfunded revolving and delayed draw loan commitments	$2,758,079	$1,556,031

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

In addition, as of September 30, 2025 and December 31, 2024, the Fund was party to subscription agreements to fund equity investment commitments as follows:

	As of
	September 30, 2025	December 31, 2024
Total equity commitments	$277,479	$24,220
Less: funded commitments	(96,464)	(3,407)
Total net unfunded equity commitments	$181,015	$20,813

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fund follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires companies to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Fund has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

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

The Fund’s portfolio investments classified as Level 3 are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Valuation Designee may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Fund has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate EV. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Fund does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Valuation Designee considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Fund are substantially illiquid with no active transaction market, the Valuation Designee depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, unfunded revolving and delayed draw loan commitments and derivatives as of September 30, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$264,215	$—	$—	$264,215
Restricted cash	$68,670	$—	$—	$68,670

First lien senior secured loans	$—	$7,260,064	$8,908,352	$16,168,416
Second lien senior secured loans	—	282,368	54,643	337,011
Senior subordinated loans	—	3,557	834,571	838,128
Corporate bonds	—	—	99,465	99,465
Collateralized loan obligations	—	—	918,191	918,191
Commercial mortgage-backed securities	—	—	100,377	100,377
Private asset-backed investments	—	—	289,406	289,406
Preferred equity	—	—	270,631	270,631
Other equity	—	—	434,143	434,143
Investments not measured at net asset value	$—	$7,545,989	$11,909,779	$19,455,768
Investments measured at net asset value(1)				102,827
Total investments				$19,558,595
Unfunded revolving and delayed draw loan commitments(2)	$—	$—	$(4,895)	$(4,895)
Derivatives:
Foreign currency forward contracts	$—	$(21,911)	$—	$(21,911)
Interest rate swaps	$—	$70,036	$—	$70,036
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

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Fund’s investments categorized within Level 3 as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of September 30, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$8,653,394	Yield analysis	Market yield	4.5% - 16.9%	9.4%
	254,958	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	54,643	Yield analysis	Market yield	14.9% - 16.0%	15.0%
Senior subordinated loans	834,571	Yield analysis	Market yield	7.0% - 24.7%	10.7%
Corporate bonds	99,465	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	911,561	Broker quotes	N/A	N/A	N/A
	6,630	Transaction cost	N/A	N/A	N/A
Commercial mortgage-backed securities	100,377	Broker quotes	N/A	N/A	N/A
Private asset-backed investments	162,209	Yield analysis	Market yield	4.0% - 13.8%	8.6%
	86,706	Broker quotes	N/A	N/A	N/A
	34,622	Transaction cost	N/A	N/A	N/A
	5,869	Income (other)	Constant default rate	0.0% - 7.0%	1.8%
Preferred equity	194,753	EV market multiple analysis	EBITDA multiple	8.3x - 24.5x	14.1x
	75,878	Yield analysis	Market yield	9.8% - 15.0%	12.3%
Other equity	434,143	EV market multiple analysis	EBITDA multiple	7.0x - 34.0x	14.3x
Total investments	$11,909,779
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2025:

As of and For the Three Months Ended September 30, 2025
Balance as of June 30, 2025	$9,302,895
Net realized gains	14,298
Net unrealized gains	17,865
Purchases	3,024,312
Sales	(78,686)
Repayments	(296,134)
PIK interest and dividends	21,329
Net accretion of discount on investments	6,983
Transfers into Level 3	92,870
Transfers out of Level 3	(195,953)
Balance as of September 30, 2025	$11,909,779

As of and For the Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$5,935,498
Net realized gains	13,469
Net unrealized gains	145,148
Purchases	6,740,606
Sales	(168,434)
Repayments	(576,028)
PIK interest and dividends	53,153
Net accretion of discount on investments	17,329
Transfers into Level 3	292,648
Transfers out of Level 3	(543,610)
Balance as of September 30, 2025	$11,909,779

Investments were transferred into and out of Level 3 during the three and nine months ended September 30, 2025 generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2025, the net unrealized appreciation on the investments that use Level 3 inputs was $202,844.

For the three and nine months ended September 30, 2025, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of September 30, 2025, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations, was $15,210 and $142,437, respectively.

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2024:

As of and For the Three Months Ended September 30, 2024
Balance as of June 30, 2024	$2,671,635
Net realized gains	1,029
Net unrealized gains	13,956
Purchases	1,482,460
Sales	(61,141)
Repayments	(58,454)
PIK interest and dividends	7,790
Net accretion of discount on investments	3,113
Transfers into Level 3	42,912
Transfers out of Level 3	(136,212)
Balance as of September 30, 2024	$3,967,088

As of and For the Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$1,002,343
Net realized gains	3,217
Net unrealized gains	44,607
Purchases	3,237,554
Sales	(95,413)
Repayments	(141,756)
PIK interest and dividends	15,136
Net accretion of discount on investments	6,857
Transfers into Level 3	117,022
Transfers out of Level 3	(222,479)
Balance as of September 30, 2024	$3,967,088

Investments were transferred into and out of Level 3 during the three and nine months ended September 30, 2024 generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $52,991.

For the three and nine months ended September 30, 2024, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of September 30, 2024, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statement of operations was $13,578 and $44,192, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025			December 31, 2024
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$971,087		$971,087	$489,453		$489,453
SG Funding Facility	962,811		962,811	861,811		861,811
SB Funding Facility	275,000		275,000	75,000		75,000
BNP Funding Facility	475,000		475,000	250,000		250,000
January 2037 CLO Notes (principal amount outstanding of $476,000)(2)	473,326	(3)	473,326	473,120	(3)	473,120
April 2038 CLO Debt (principal amount outstanding of $350,000 and $0, respectively)(2)	348,197	(3)	348,197	—		—
March 2028 Notes (principal amount outstanding of $1,000,000)	1,003,415	(3)(4)	1,014,970	984,492	(3)(4)	1,000,510
September 2028 Notes (principal amount outstanding of $600,000 and $0, respectively)	596,547	(3)(4)	605,040	—		—
January 2029 Notes (principal amount outstanding of $600,000 and $0, respectively)	588,208	(3)(4)	593,682	—		—
August 2029 Notes (principal amount outstanding of $700,000)	706,186	(3)(4)	717,759	687,445	(3)(4)	712,824
February 2030 Notes (principal amount outstanding of $750,000)	731,439	(3)(4)	758,722	705,863	(3)(4)	740,565
September 2030 Notes (principal amount outstanding of $500,000 and $0, respectively)	497,211	(3)(4)	508,625	—		—
January 2031 Notes (principal amount outstanding of $500,000 and $0, respectively)	485,333	(3)(4)	494,205	—		—
March 2032 Notes (principal amount outstanding of $750,000 and $0, respectively)	769,078	(3)(4)	775,590	—		—
Total	$8,882,838	(5)	$8,974,014	$4,527,184	(5)	$4,603,283
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

(4)The carrying value of the March 2028 Notes, the September 2028 Notes, the January 2029 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes as of September 30, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Notes 5 and 6 for more information.

(5)Total principal amount of outstanding debt totaled $8,909,879 and $4,602,317 as of September 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	54,370	$1,496,730	30,737	$843,258	126,614	$3,482,147	82,026	$2,242,628
Share transfers between classes	(102)	(2,794)	31	843	90	2,469	31	843
Distributions reinvested	1,613	44,396	633	17,373	4,810	132,122	1,558	42,596
Repurchased shares, net of early repurchase deduction	(2,162)	(59,456)	(59)	(1,586)	(7,280)	(199,805)	(441)	(11,836)
Net increase	53,719	$1,478,876	31,342	$859,888	124,234	$3,416,933	83,174	$2,274,231
Class S
Subscriptions(1)	4,913	$135,184	3,378	$92,662	15,480	$425,456	14,250	$389,045
Share transfers between classes	(63)	(1,719)	(93)	(2,541)	(255)	(6,982)	(117)	(3,196)
Distributions reinvested	252	6,911	116	3,183	653	17,915	232	6,363
Repurchased shares, net of early repurchase deduction	(247)	(6,770)	(75)	(2,037)	(877)	(23,982)	(85)	(2,295)
Net increase	4,855	$133,606	3,326	$91,267	15,001	$412,407	14,280	$389,917
Class D
Subscriptions(1)	3,830	$105,430	4,421	$121,218	16,030	$440,502	5,658	$154,936
Share transfers between classes	165	4,513	62	1,698	165	4,513	86	2,353
Distributions reinvested	241	6,629	22	608	544	14,935	43	1,189
Repurchased shares, net of early repurchase deduction	(534)	(14,689)	—	—	(1,160)	(31,683)	—	—
Net increase	3,702	$101,883	4,505	$123,524	15,579	$428,267	5,787	$158,478
Total net increase	62,276	$1,714,365	39,173	$1,074,679	154,814	$4,257,607	103,241	$2,822,626
____________________________________

(1)See Note 12 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for Class I shares, Class S shares and Class D shares during the nine months ended September 30, 2025 and 2024:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36
April 30, 2025	$27.27	$27.27	$27.27
May 31, 2025	$27.42	$27.42	$27.42
June 30, 2025	$27.51	$27.51	$27.51
July 31, 2025	$27.55	$27.55	$27.55
August 31, 2025	$27.50	$27.50	$27.50
September 30, 2025	$27.58	$27.58	$27.58

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45
July 31, 2024	$27.44	$27.44	$27.44
August 31, 2024	$27.41	$27.41	$27.41
September 30, 2024	$27.45	$27.45	$27.45

Distributions

The Fund’s board of trustees expects to declare monthly regular distributions for each class of its Common Shares. The following tables present the monthly regular distributions that were declared and payable during the nine months ended September 30, 2025 and 2024:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
March 10, 2025	April 30, 2025	May 22, 2025	0.21430	50,430
March 10, 2025	May 30, 2025	June 25, 2025	0.21430	52,089
March 10, 2025	June 30, 2025	July 23, 2025	0.21430	52,061
May 14, 2025	July 31, 2025	August 22, 2025	0.21430	53,575
May 14, 2025	August 29, 2025	September 24, 2025	0.21430	60,034
May 14, 2025	September 30, 2025	October 23, 2025	0.21430	63,575
Total distributions declared and payable for the nine months ended September 30, 2025			$1.92870	$462,776

January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,121
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,944
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
May 10, 2024	July 31, 2024	August 23, 2024	0.21430	24,786
May 10, 2024	August 30, 2024	September 23, 2024	0.21430	26,807
May 10, 2024	September 30, 2024	October 23, 2024	0.21430	28,955
Total distributions declared and payable for the nine months ended September 30, 2024			$1.92870	$180,449

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
March 10, 2025	April 30, 2025	May 22, 2025	0.19519	7,233
March 10, 2025	May 30, 2025	June 25, 2025	0.19461	7,484
March 10, 2025	June 30, 2025	July 23, 2025	0.19514	7,736
May 14, 2025	July 31, 2025	August 22, 2025	0.19444	8,001
May 14, 2025	August 29, 2025	September 24, 2025	0.19441	8,333
May 14, 2025	September 30, 2025	October 23, 2025	0.19509	8,681
Total distributions declared and payable for the nine months ended September 30, 2025			$1.75402	$67,065

January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
May 10, 2024	July 31, 2024	August 23, 2024	0.19454	4,462
May 10, 2024	August 30, 2024	September 23, 2024	0.19454	4,694
May 10, 2024	September 30, 2024	October 23, 2024	0.19520	4,929
Total distributions declared and payable for the nine months ended September 30, 2024			$1.75485	$34,183

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
March 10, 2025	April 30, 2025	May 22, 2025	0.20868	4,270
March 10, 2025	May 30, 2025	June 25, 2025	0.20851	4,629
March 10, 2025	June 30, 2025	July 23, 2025	0.20867	4,935
May 14, 2025	July 31, 2025	August 22, 2025	0.20846	5,248
May 14, 2025	August 29, 2025	September 24, 2025	0.20845	5,567
May 14, 2025	September 30, 2025	October 23, 2025	0.20865	5,707
Total distributions declared and payable for the nine months ended September 30, 2025			$1.87734	$40,530

January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	528
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	645
May 10, 2024	July 31, 2024	August 23, 2024	0.20849	728
May 10, 2024	August 30, 2024	September 23, 2024	0.20849	1,025
May 10, 2024	September 30, 2024	October 23, 2024	0.20868	1,585
Total distributions declared and payable for the nine months ended September 30, 2024			$1.87758	$6,664

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

Share Repurchase Program

The Fund has commenced a share repurchase program, pursuant to which the Fund intends to offer to repurchase, at the discretion of the Fund’s board of trustees, up to 5% of its Common Shares outstanding in each quarter. The Fund’s board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in its best interest and the best interest of its common shareholders. As a result, share repurchases may not be available each quarter, or at all. All shares purchased by the Fund in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

In accordance with the Fund’s share repurchase program, shares repurchased in the Fund’s tender offers completed during the nine months ended September 30, 2025 and 2024 were repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Fund’s board of trustees, except that the Fund deducted 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

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

The following tables present the share repurchases completed during the nine months ended September 30, 2025 and 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2025	1,093	0.47%	March 20, 2025	$27.47	$29,969	—
May 31, 2025	5,281	1.80%	June 20, 2025	$27.42	$144,586	—
August 31, 2025	2,943	0.93%	September 19, 2025	$27.50	$80,915	—

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 29, 2024	387	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	5	0.01%	June 20, 2024	$27.39	$132	—
August 31, 2024	134	0.09%	September 20, 2024	$27.41	$3,623	—
_______________________________________________________________________________

(1)Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2)Amounts shown net of the Early Repurchase Deduction.

(3)All repurchase requests were satisfied in full.

10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2025 and 2024:

	As of and For the Nine Months Ended September 30, 2025
	Class I	Class S	Class D
Per Share Data:
Net asset value at beginning of period	$27.61	$27.61	$27.61
Net investment income for period(1)	1.75	1.58	1.71
Net realized and unrealized gains for period(1)	0.14	0.14	0.14
Net increase in net assets resulting from operations	1.89	1.72	1.85
Distributions from net investment income	(1.92)	(1.75)	(1.88)
Total decrease in net assets	(0.03)	(0.03)	(0.03)
Net asset value at end of period	$27.58	$27.58	$27.58
Total return based on net asset value(2)	6.06%	5.56%	5.91%
Shares outstanding at end of period	296,655	44,495	27,351
Ratio/Supplemental Data:
Net assets at end of period	$8,180,579	$1,227,021	$754,371
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	8.00%	8.84%	8.30%
Ratio of operating expenses (including expense support) to average net assets(3)	7.26%	8.10%	7.54%
Ratio of net investment income to average net assets(3)(5)	8.50%	7.64%	8.23%
Portfolio turnover rate(3)	39%	39%	39%

	As of and For the Nine Months Ended September 30, 2024
	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$27.22	$27.22	$27.22
Net investment income for period(1)	1.82	1.64	1.77
Net realized and unrealized gains for period(1)	0.34	0.34	0.34
Net increase in net assets	2.16	1.98	2.11
Distributions to shareholders(2)	(1.93)	(1.75)	(1.88)
Total increase in net assets	0.23	0.23	0.23
Net asset value, end of period	$27.45	$27.45	$27.45
Total return based on net asset value(2)	7.72%	7.12%	7.54%
Shares outstanding, end of period	135,116	25,253	7,593
Ratio/Supplemental Data:
Net assets, end of period	$3,709,086	$693,222	$208,438
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.47%	7.32%	6.72%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	5.40%	6.27%	5.63%
Ratio of net investment income to average net assets(3)(5)	8.95%	8.07%	8.76%
Portfolio turnover rate(3)	54%	54%	54%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the nine months ended September 30, 2025 and 2024, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the nine months ended September 30, 2025 and 2024, the ratio of operating expenses to average net assets consisted of the following:

	For the Nine Months Ended September 30, 2025
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.26	1.26	1.26
Interest and credit facility fees	5.20	5.19	5.25
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.29	0.29	0.29
Total operating expenses	8.00%	8.84%	8.30%

	For the Nine Months Ended September 30, 2024
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.35	1.35	1.35
Interest and credit facility fees	3.29	3.29	3.29
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.58	0.58	0.58
Total operating expenses	6.47%	7.32%	6.72%
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

12. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the nine months ended September 30, 2025, except as discussed below.

In October 2025, the Fund and ASIF Funding III entered into an agreement to amend the BNP Funding Facility. The amendment, among other things, (a) increased the aggregate commitments under the BNP Funding Facility from $500,000 to $1,000,000 (b) extended the reinvestment period for the BNP Funding Facility from November 26, 2027 to October 21, 2028, (c) extended the stated maturity date for the BNP Funding Facility from November 26, 2028 to October 21, 2029 and (d) adjusted the interest rate charged on the BNP Funding Facility from (x) SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period to (y) SOFR plus an applicable margin of (i) 1.30% during the reinvestment period and (ii) 2.30% following the reinvestment period. In addition, among other fees, pursuant to the amendment, ASIF Funding III is required to pay, from and after the three-month anniversary of the effective date of the amendment, a commitment fee of up to 0.70% per annum on any excess unused portion of the BNP Funding Facility. The other terms of the BNP Funding Facility remained materially unchanged.

Effective October 1, 2025, the Fund issued and sold approximately 13,882 Common Shares (consisting of 11,706 Class I shares, 1,393 Class S shares and 783 Class D shares at an offering price of $27.58 per share for each class of shares), and received approximately $382,865 as payment for such shares.

The Fund received approximately $288,686 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2025. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 2025 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2025. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2025.

As previously disclosed, on August 8, 2025, the Fund announced the declaration of regular monthly gross distributions for October, November and December 2025, in each case for each class of its Common Shares. On November 14, 2025, the Fund announced the declaration of regular monthly gross distributions for January, February and March 2026, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
October 31, 2025	November 21, 2025	$0.21430	$0.21430	$0.21430
November 28, 2025	December 24, 2025	$0.21430	$0.21430	$0.21430
December 31, 2025	January 23, 2026	$0.21430	$0.21430	$0.21430
January 30, 2026	February 23, 2026	$0.21430	$0.21430	$0.21430
February 27, 2026	March 25, 2026	$0.21430	$0.21430	$0.21430
March 31, 2026	April 23, 2026	$0.21430	$0.21430	$0.21430
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

•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of any prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “seeks,” “estimates,” “will,” “should,” “could,” “would,” “likely,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. You should not place undue reliance on these forward-looking statements, and our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 10, 2025 (the “Annual Report”) and in this Quarterly Report.

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

MACROECONOMIC ENVIRONMENT

During the third quarter of 2025, leveraged corporate credit markets generated positive total returns amidst growing U.S. gross domestic product and consumer spending, stable inflation and historically low unemployment rates offset by slower job growth. Although future economic growth is expected to slow relative to 2024 levels, the U.S. debt and equity markets have shown strength as the Federal Reserve’s anticipated accommodative monetary policies are expected to support overall economic activity.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2025 and 2024 is presented below.

	For the Three Months Ended September 30,
(dollar amounts in thousands)	2025	2024
New investment commitments(1):
Total new investment commitments(2)	$6,071,943	$3,091,038
Less: investment commitments exited(3)	(1,691,975)	(741,295)
Net investment commitments	$4,379,968	$2,349,743
Principal amount of investments funded:
First lien senior secured loans	$4,465,975	$2,460,525
Second lien senior secured loans	149,980	41,399
Senior subordinated loans	72,890	4,755
Collateralized loan obligations	259,549	110,344
Commercial mortgage backed securities	35,876	—
Private asset-backed investments	67,086	53,731
Preferred equity	116,474	7,255
Other equity	151,204	27,360
Total	$5,319,034	$2,705,369
Principal amount of investments sold or repaid:
First lien senior secured loans	$1,621,505	$715,877
Second lien senior secured loans	8,021	12,500
Collateralized loan obligations	86,498	4,500
Commercial mortgage backed securities	531	—
Private asset-backed investments	6,862	3,302
Preferred equity	17,078	—
Other equity	5,622	—
Total	$1,746,117	$736,179
Weighted average remaining term for investment commitments (in months)	70	79
Percentage of new investment commitments at floating rates	88%	92%
Weighted average yield(4):
Funded during the period at amortized cost	9.3%	9.7%
Funded during the period at fair value	9.3%	9.7%
Exited or repaid during the period at amortized cost	8.2%	9.0%
Exited or repaid during the period at fair value	8.3%	8.8%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded approximately $5.1 billion and $2.7 billion for the three months ended September 30, 2025 and 2024, respectively.

(3)Includes funded commitments. For the three months ended September 30, 2025 and 2024, investment commitments exited included exits of unfunded commitments of $54.1 million and $5.1 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

	As of
	September 30, 2025		December 31, 2024
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$16,112,668	$16,168,416	$10,092,681	$10,130,307
Second lien senior secured loans	337,212	337,011	157,058	158,500
Senior subordinated loans	781,602	838,128	214,927	213,500
Corporate bonds	97,600	99,465	64,700	65,312
Collateralized loan obligations	919,796	918,191	366,165	370,985
Commercial mortgage-backed securities	99,415	100,377	29,112	29,161
Private asset-backed investments	279,506	289,406	209,600	208,357
Preferred equity	256,305	270,631	107,984	122,570
Other equity	486,581	536,970	239,826	250,457
Total	$19,370,685	$19,558,595	$11,482,053	$11,549,149
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.1%	9.0%	9.1%	9.1%
Total portfolio(2)	8.8%	8.7%	8.9%	8.9%
First lien senior secured loans(3)	8.8%	8.7%	8.9%	8.9%
Second lien senior secured loans(3)	10.9%	10.9%	10.2%	10.1%
Senior subordinated loans(3)	9.4%	8.7%	12.2%	12.2%
Corporate bonds(3)	7.8%	7.7%	7.8%	7.8%
Collateralized loan obligations(3)	13.5%	13.6%	11.9%	11.7%
Commercial mortgage-backed securities(3)	8.1%	8.0%	8.3%	8.3%
Private asset-backed investments(3)	9.7%	9.6%	10.3%	10.4%
Other income producing equity securities(4)	11.6%	11.2%	12.1%	11.4%
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

Set forth below is the grade distribution of our portfolio companies as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025				December 31, 2024
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$332,942	1.7%	9	1.1%	$225,030	2.0%	7	1.2%
Grade 3	19,091,040	97.6	817	98.2	11,305,483	97.9	576	98.1
Grade 2	134,613	0.7	6	0.7	16,018	0.1	3	0.5
Grade 1	—	—	—	—	2,618	—	1	0.2
Total	$19,558,595	100.0%	832	100.0%	$11,549,149	100.0%	587	100.0%

As of September 30, 2025 and December 31, 2024, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.
As of September 30, 2025, none of the loans were on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value).

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

Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other allocable costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on the Expense Support and Conditional Reimbursement Agreement.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2025 and 2024

Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total investment income	$393,881	$154,317	$978,024	$342,575
Total expenses	206,561	67,717	500,745	157,803
Expense support	(15,363)	(10,857)	(45,915)	(25,499)
Expense support recoupment	4,516	—	7,400	—
Net expenses	195,714	56,860	462,230	132,304
Net investment income before income taxes	198,167	97,457	515,794	210,271
Income tax expense, including excise tax	228	234	449	697
Net investment income	197,939	97,223	515,345	209,574
Net realized gains on investments and foreign currency transactions	12,469	3,840	1,443	12,050
Net unrealized gains (losses) on investments and foreign currency transactions	32,239	(2,528)	57,251	26,400
Net increase in net assets resulting from operations	$242,647	$98,535	$574,039	$248,024

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income	$372,588	$148,220	$934,694	$329,377
Dividend income	7,258	2,136	16,668	4,418
Other income	14,035	3,961	26,662	8,780
Total investment income	$393,881	$154,317	$978,024	$342,575

Total investment income for the three and nine months ended September 30, 2025 increased from the comparable periods in 2024 primarily due to the increase in the average size of our investment portfolio, and was partially offset by the decline in the weighted average yield of our portfolio primarily as a result of a decline in SOFR (as defined below) and to a lesser extent, tightening credit spreads. The average size and the weighted average yield of our portfolio at amortized cost for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Average size of portfolio(1)	$17,733,792	$6,011,034	$14,797,968	$4,466,193
Weighted average yield on portfolio	8.5%	9.9%	8.6%	10.0%
_______________________________________________________________________________

(1)Includes non-interest earning investments.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest and credit facility fees	$134,006	$36,264	$320,406	$78,358
Base management fee	29,789	13,300	76,934	29,803
Income based fee	27,952	12,576	70,280	27,494
Capital gains incentive fee(1)	5,588	164	7,332	4,806
Offering expenses	389	363	1,376	3,361
Shareholder servicing and distribution fees
Class S	2,527	1,412	6,687	3,391
Class D	458	92	1,111	182
Administrative and other fees	2,001	1,545	5,623	4,392
Other general and administrative	3,851	2,001	10,996	6,016
Total expenses	206,561	67,717	500,745	157,803
Expense support	(15,363)	(10,857)	(45,915)	(25,499)
Expense support recoupment	4,516	—	7,400	—
Net expenses	$195,714	$56,860	$462,230	$132,304
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three and nine months ended September 30, 2025 and 2024 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stated interest expense(1)	$123,395	$31,090	$293,687	$66,201
Credit facility fees	3,844	3,389	11,534	7,612
Amortization of debt issuance costs	4,800	1,845	12,213	4,525
Accretion of discount	2,085	204	4,850	262
Net gains on interest rate swaps accounted for as hedge instruments and the related hedged items	(118)	(264)	(1,878)	(242)
Total interest and credit facility fees	$134,006	$36,264	$320,406	$78,358
________________________________________

(1)Includes the impact of the interest rate swaps for the three and nine months ended September 30, 2025.

Stated interest expense for the three and nine months ended September 30, 2025 increased from the comparable periods in 2024 primarily due to the increase in the average principal amount of outstanding debt and was partially offset by the decline in our weighted average stated interest rate of our outstanding debt which was primarily due to the decline in SOFR and to a lesser extent, the impact of lower spreads on our outstanding debt. Average outstanding debt and weighted average stated interest rate on our outstanding debt for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Average outstanding debt	$7,674,297	$1,611,826	$6,107,148	$1,146,085
Weighted average stated interest rate on outstanding debt(1)	6.0%	7.5%	6.0%	7.6%
________________________________________

(1)The weighted average stated interest rate on our outstanding debt for the three and nine months ended September 30, 2025 includes the impact of the interest rate swaps. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on the interest rate swaps.

The base management fee for the three and nine months ended September 30, 2025 increased from the comparable periods in 2024 due to an increase in net assets primarily as a result of our continuous registered offering of Common Shares.

The income based fee for the three and nine months ended September 30, 2025 increased from the comparable periods in 2024 primarily due to the increase in pre-incentive fee net investment income, as defined in the investment advisory and management agreement.

For the three and nine months ended September 30, 2025, the capital gains incentive fee calculated in accordance with GAAP was $5.6 million and $7.3 million, respectively, compared to $0.2 million and $4.8 million, respectively, for the comparable periods in 2024. The capital gains incentive fee accrual for the nine months ended September 30, 2025 changed from the comparable period in 2024 primarily due to net gains on investments and foreign currency transactions of $58.7 million compared to net gains of $38.5 million for the comparable period in 2024. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2025, there was approximately $20.7 million of capital gains incentive fee accrued in accordance with GAAP. As of September 30, 2025, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on the base management fee, income based fee and capital gains incentive fee.

Offering expenses include expenses incurred in connection with our continuous offering of Common Shares (as defined below). Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the three and nine months ended September 30, 2025, total other expenses was approximately $9.2 million and $25.8 million, respectively, which is comprised of offering expenses, shareholder servicing and distribution fees, administrative and other fees and other general and administrative expenses, compared to $5.4 million and $17.3 million, respectively, for the comparable periods in 2024. Administrative and other fees and other general and administrative expenses for the three and nine months ended September 30, 2025 increased from comparable periods in 2024, primarily as a result of the continued portfolio growth. Other expenses for the three and nine months ended September 30, 2025 increased from the comparable periods in 2024, primarily as a result of our continuous registered offering of Common Shares.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2025, we recorded a net expense of $0.2 million and $0.4 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2024, we recorded a net expense of $0.2 million and $0.7 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains/Losses

For the three and nine months ended September 30, 2025, we recorded net realized gains on investments of $19.0 million and $20.8 million, respectively, compared to net realized gains on investments of $3.8 million and $11.9 million, respectively, for the comparable periods in 2024, primarily from full or partial sales or repayments of certain of our portfolio investments. For the three and nine months ended September 30, 2025, we also recognized net realized losses on foreign currency transactions of $6.5 million and $19.3 million, respectively, compared to net realized gains on foreign currency transactions of $0.0 million and $0.1 million, respectively, for the comparable periods in 2024.

For the three and nine months ended September 30, 2025, we recorded net unrealized gains on investments, including the net change in deferred tax liabilities, of $17.6 million and $120.5 million, respectively, and net unrealized gains on foreign currency transactions of $14.6 million and net unrealized losses on foreign currency transactions of $63.2 million, respectively. For the three and nine months ended September 30, 2024, we recorded net unrealized gains on investments of $2.2 million and $30.7 million, respectively. For the three and nine months ended September 30, 2024, we recorded net unrealized losses on foreign currency transactions of $4.7 million and $4.3 million, respectively.

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

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2025, we had approximately $264 million in cash and cash equivalents and $8.9 billion in total aggregate principal amount of outstanding debt ($8.9 billion at carrying value) and our asset coverage was 210%. Subject to borrowing base and other restrictions, we had approximately $3.6 billion available for additional borrowings under the Credit Facilities as of September 30, 2025.

We have commenced a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding in each quarter. We may from time to time seek to retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of common stock or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
(in thousands)	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	54,370	$1,496,730	126,614	$3,482,147
Share transfers between classes	(102)	(2,794)	90	2,469
Distributions reinvested	1,613	44,396	4,810	132,122
Repurchased shares, net of early repurchase deduction	(2,162)	(59,456)	(7,280)	(199,805)
Net increase	53,719	$1,478,876	124,234	$3,416,933
Class S
Subscriptions(1)	4,913	$135,184	15,480	$425,456
Share transfers between classes	(63)	(1,719)	(255)	(6,982)
Distributions reinvested	252	6,911	653	17,915
Repurchased shares, net of early repurchase deduction	(247)	(6,770)	(877)	(23,982)
Net increase	4,855	$133,606	15,001	$412,407
Class D
Subscriptions(1)	3,830	$105,430	16,030	$440,502
Share transfers between classes	165	4,513	165	4,513
Distributions reinvested	241	6,629	544	14,935
Repurchased shares, net of early repurchase deduction	(534)	(14,689)	(1,160)	(31,683)
Net increase	3,702	$101,883	15,579	$428,267
Total net increase	62,276	$1,714,365	154,814	$4,257,607
____________________________________

(1)See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three and nine months ended September 30, 2025 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I shares, Class S shares and Class D shares during the nine months ended September 30, 2025.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36
April 30, 2025	$27.27	$27.27	$27.27
May 31, 2025	$27.42	$27.42	$27.42
June 30, 2025	$27.51	$27.51	$27.51
July 31, 2025	$27.55	$27.55	$27.55
August 31, 2025	$27.50	$27.50	$27.50
September 30, 2025	$27.58	$27.58	$27.58

Distributions

Our board of trustees expects to declare monthly regular distributions for each class of our Common Shares. The following tables present the monthly regular distributions that were declared and payable during the nine months ended September 30, 2025 (dollars in thousands except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
March 10, 2025	April 30, 2025	May 22, 2025	0.21430	50,430
March 10, 2025	May 30, 2025	June 25, 2025	0.21430	52,089
March 10, 2025	June 30, 2025	July 23, 2025	0.21430	52,061
May 14, 2025	July 31, 2025	August 22, 2025	0.21430	53,575
May 14, 2025	August 29, 2025	September 24, 2025	0.21430	60,034
May 14, 2025	September 30, 2025	October 23, 2025	0.21430	63,575
			$1.92870	$462,776

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
March 10, 2025	April 30, 2025	May 22, 2025	0.19519	7,233
March 10, 2025	May 30, 2025	June 25, 2025	0.19461	7,484
March 10, 2025	June 30, 2025	July 23, 2025	0.19514	7,736
May 14, 2025	July 31, 2025	August 22, 2025	0.19444	8,001
May 14, 2025	August 29, 2025	September 24, 2025	0.19441	8,333
May 14, 2025	September 30, 2025	October 23, 2025	0.19509	8,681
			$1.75402	$67,065

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
March 10, 2025	April 30, 2025	May 22, 2025	0.20868	4,270
March 10, 2025	May 30, 2025	June 25, 2025	0.20851	4,629
March 10, 2025	June 30, 2025	July 23, 2025	0.20867	4,935
May 14, 2025	July 31, 2025	August 22, 2025	0.20846	5,248
May 14, 2025	August 29, 2025	September 24, 2025	0.20845	5,567
May 14, 2025	September 30, 2025	October 23, 2025	0.20865	5,707
			$1.87734	$40,530

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three and nine months ended September 30, 2025 for a subsequent event relating to regular distributions declared by our board of trustees.

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

Share Repurchase Program

We have commenced a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. All shares purchased by us in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

In accordance with our share repurchase program, shares repurchased in our tender offers completed during the nine months ended September 30, 2025 and 2024 were repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deducted 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

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

The following table presents the share repurchases completed during the nine months ended September 30, 2025 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2025	1,093,062	0.47%	March 20, 2025	$27.47	$29,969	—
May 31, 2025	5,280,810	1.80%	June 20, 2025	$27.42	$144,586	—
August 31, 2025	2,942,918	0.93%	September 19, 2025	$27.50	$80,915	—
_______________________________________________________________________________

(1)Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2)Amounts shown net of the Early Repurchase Deduction.

(3)All repurchase requests were satisfied in full.

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025					December 31, 2024
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,250,000	(2)	$971,068	$971,087		$1,810,000	(2)	$489,506	$489,453
SG Funding Facility	1,825,000	(3)	962,811	962,811		1,825,000	(3)	861,811	861,811
SB Funding Facility	750,000		275,000	275,000		750,000		75,000	75,000
BNP Funding Facility	500,000		475,000	475,000		500,000		250,000	250,000
January 2037 CLO Notes(4)	476,000		476,000	473,326	(5)	476,000		476,000	473,120	(5)
April 2038 CLO Debt(4)	350,000		350,000	348,197	(5)	—		—	—
March 2028 Notes	1,000,000		1,000,000	1,003,415	(5)(6)	1,000,000		1,000,000	984,492	(5)(6)
September 2028 Notes	600,000		600,000	596,547	(5)(6)	—		—	—
January 2029 Notes	600,000		600,000	588,208	(5)(6)	—		—	—
August 2029 Notes	700,000		700,000	706,186	(5)(6)	700,000		700,000	687,445	(5)(6)
February 2030 Notes	750,000		750,000	731,439	(5)(6)	750,000		750,000	705,863	(5)(6)
September 2030 Notes	500,000		500,000	497,211	(5)(6)	—		—	—
January 2031 Notes	500,000		500,000	485,333	(5)(6)	—		—	—
March 2032 Notes	750,000		750,000	769,078	(5)(6)	—		—	—
Total	$12,551,000		$8,909,879	$8,882,838		$7,811,000		$4,602,317	$4,527,184
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Credit Facilities are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $4.6 billion and $2.6 billion as of September 30, 2025 and December 31, 2024, respectively.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.5 billion and $2.0 billion as of September 30, 2025 and December 31, 2024, respectively.

(4)Excludes the January 2037 CLO Subordinated Notes and April 2038 CLO Subordinated Notes (each as defined below), which were retained by us and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the September 2028 Notes, the January 2029 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes (each as defined below) as of September 30, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on the interest rate swaps related to these unsecured notes issuances.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our outstanding debt as of September 30, 2025 were 6.0% and 4.8 years, respectively, and as of December 31, 2024 were 6.3% and 5.0 years, respectively. The weighted average stated interest rate of all our outstanding debt as of September 30, 2025 and December 31, 2024 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on the interest rate swaps.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that allows us to borrow up to approximately $3.3 billion at any one time outstanding. As of September 30, 2025, the end of the revolving period and the stated maturity date were April 15, 2029 and April 15, 2030, respectively. As of September 30, 2025, the Revolving Credit Facility also provided for an “accordion” feature that allowed us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $4.6 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650% or 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2025, the applicable spread in effect was 1.525%. Additionally, we are required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2025, there was approximately $971 million aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that allows us to borrow up to approximately $1.8 billion at any one time outstanding. The SG Funding Facility consists of an approximately $556 million term loan tranche with a stated maturity date of August 1, 2030 and an approximately $1.3 billion revolving tranche with an end of the reinvestment period and a stated maturity date of August 1, 2028 and August 1, 2030, respectively. As of September 30, 2025, the SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.5 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of (i) with respect to term loans under the SG Funding Facility, 1.85% per annum, and (ii) with respect to revolving loans under the SG Funding Facility, 1.90% per annum. In addition to the stated interest expense on the SG Funding Facility, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of September 30, 2025, there was approximately $963 million aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

SB Funding Facility

We and our wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that allows us to borrow up to $750 million at any one time outstanding. The end of the reinvestment period and the stated maturity date were October 8, 2027 and April 8, 2034, respectively. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period. As of September 30, 2025, the applicable spread in effect was 1.90%. In addition to the stated interest expense on the SB Funding Facility, ASIF Funding II is required to pay, among other fees, a commitment fee between 0.50% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility. As of September 30, 2025, there was $275 million aggregate principal amount outstanding under the SB Funding Facility and we and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

BNP Funding Facility

We and our wholly owned subsidiary, ASIF Funding III, LLC (“ASIF Funding III”), are party to a revolving funding facility with BNP Paribus and each of the other parties thereto (the “BNP Funding Facility”), that allows us to borrow up to $500 million at any one time outstanding. The end of the reinvestment period and the stated maturity date are November 26, 2027 and November 26, 2028, respectively. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of September 30, 2025, the applicable spread in effect was 1.40%. In addition to the stated interest expense on the BNP Funding Facility, ASIF Funding III is required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility. As of September 30, 2025, there was $475 million aggregate principal amount outstanding under the BNP Funding Facility and we and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility. See “Recent Developments,” as well as Note 12 to our consolidated financial statements for the three and nine months ended September 30, 2025 for a subsequent event relating to the BNP Funding Facility.

Debt Securitizations

ADL CLO 3 Debt Securitization

In November 2024, we, through our wholly owned consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694 million term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes and include (i) $399 million of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35 million of Class A-2 Senior Notes (the “January 2037 Class A-2 CLO Notes”); (iii) $42 million of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) approximately $218 million of subordinated notes (the “January 2037 CLO Subordinated Notes”), which do not bear interest. We retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of September 30, 2025 (dollar amounts in millions):

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

ADL CLO 5 Debt Securitization

In April 2025, we, through our wholly owned consolidated subsidiary, Ares Direct Lending CLO 5 LLC (“ADL CLO 5”), completed a $499 million term debt securitization (the “ADL CLO 5 Debt Securitization”). The ADL CLO 5 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered and the loans incurred in the ADL CLO 5 Debt Securitization that mature on April 20, 2038 (collectively, the “April 2038 CLO Debt”) were issued by ADL CLO 5 pursuant to the indenture and security agreement and the credit agreement governing the April 2038 CLO Debt and include (i) $210 million of Class A-1 Senior Notes (the “April 2038 Class A-1 CLO Notes”); (ii) $75 million of Class A-1A Loans (the “April 2038 CLO Loans”); (iii) $15 million of Class A-2 Senior Notes (the “April 2038 Class A-2 CLO Notes”); (iv) $50 million of Class B Senior Notes (the “April 2038 Class B CLO Notes” and, together with the April 2038 Class A-1 CLO Notes, the April 2038 CLO Loans and the April 2038 Class A-2 CLO Notes, the “April 2038 CLO Secured Debt”); and (v) approximately $149 million of subordinated notes (the “April 2038 CLO Subordinated Notes”), which do not bear interest. We retained all of the April 2038 CLO Subordinated Notes, as such, the April 2038 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2038 CLO Notes as of September 30, 2025 (dollar amounts in millions):

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

Unsecured Notes

We issued certain unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refer to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2025 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes(1)	$1,000	5.799%	November 21, 2024	March 15, 2028
September 2028 Notes(1)	$600	5.964%	June 9, 2025	September 9, 2028
January 2029 Notes(1)	$600	5.772%	September 15, 2025	January 15, 2029
August 2029 Notes(1)	$700	6.358%	June 5, 2024	August 15, 2029
February 2030 Notes(1)	$750	6.452%	October 2, 2024	February 15, 2030
September 2030 Notes(1)	$500	6.266%	June 9, 2025	September 9, 2030
January 2031 Notes	$500	5.150%	September 15, 2025	January 15, 2031
March 2032 Notes(1)	$750	5.964%	January 21, 2025	March 21, 2032
________________________________________

(1)The effective stated interest rates include the impact of interest rate swaps.

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

In connection with the Unsecured Notes issued by us, we have entered into interest rate swaps to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to our interest rate swaps as of September 30, 2025 is presented below.

(dollar amounts in millions) Description	Hedged Item	Fund Receives	Fund Pays	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6490%	March 15, 2028	$1,000
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	September 9, 2028	$600
Interest rate swap	January 2029 Notes	4.850%	SOFR +1.6220%	January 15, 2029	$600
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	August 15, 2029	$700
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	February 15, 2030	$750
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	September 9, 2030	$500
Interest rate swap(1)	January 2031 Notes	5.150%	SOFR +1.9460%	January 15, 2031	$500
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	March 21, 2032	$750
________________________________________

(1)In connection with the issuance of the January 2031 Notes, we entered into a forward-starting interest rate swap, effective July 15, 2026.

See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on our interest rate swaps.

As of September 30, 2025, we were in compliance in all material respects with the indenture and supplemental indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In October 2025, we and ASIF Funding III entered into an agreement to amend the BNP Funding Facility. The amendment, among other things, (a) increased the aggregate commitments under the BNP Funding Facility from $500 million to $1.0 billion (b) extended the reinvestment period for the BNP Funding Facility from November 26, 2027 to October 21, 2028, (c) extended the stated maturity date for the BNP Funding Facility from November 26, 2028 to October 21, 2029 and (d) adjusted the interest rate charged on the BNP Funding Facility (x) from SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period to (y) SOFR plus an applicable margin of (i) 1.30% during the reinvestment period and (ii) 2.30% following the reinvestment period. In addition, among other fees, pursuant to the amendment, ASIF Funding III is required to pay, from and after the three-month anniversary of the effective date of the amendment, a commitment fee of up to 0.70% per annum on any excess unused portion of the BNP Funding Facility. The other terms of the BNP Funding Facility remained materially unchanged.

Effective October 1, 2025, we issued and sold 13,881,978 Common Shares (consisting of 11,706,234 Class I shares, 1,392,985 Class S shares and 782,759 Class D shares at an offering price of $27.58 per share for each class of shares), and we received approximately $383 million as payment for such shares.

We received approximately $289 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2025. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 2025 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2025. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2025.

As previously disclosed, on August 8, 2025, we announced the declaration of regular monthly gross distributions for October, November and December 2025, in each case for each class of our Common Shares. On November 14, 2025, we announced the declaration of regular monthly gross distributions for January, February and March 2026, in each case for each class of our Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
October 31, 2025	November 21, 2025	$0.21430	$0.21430	$0.21430
November 28, 2025	December 24, 2025	$0.21430	$0.21430	$0.21430
December 31, 2025	January 23, 2026	$0.21430	$0.21430	$0.21430
January 30, 2026	February 23, 2026	$0.21430	$0.21430	$0.21430
February 27, 2026	March 25, 2026	$0.21430	$0.21430	$0.21430
March 31, 2026	April 23, 2026	$0.21430	$0.21430	$0.21430
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on our critical accounting policies.

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

Fair Value of Financial Instruments

We follow ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. ASC 825-10 also requires companies to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

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

See Note 8 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on our valuation process.

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

Investment Valuation Risk

Investments in our portfolio that do not have a readily available market value are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the IVPs that have been engaged to support the valuation of each portfolio investment without a readily available market quotation monthly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information relating to our investment valuation.

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

As of September 30, 2025, 90% of the investments at fair value in our portfolio bore interest at variable rates, 7% bore interest at fixed rates and 3% were non-income producing. Additionally, 67% of the variable rate investments at fair value contained interest rate floors. The Credit Facilities, the January 2037 CLO Notes and the April 2038 CLO Debt bear interest at variable rates with no interest rate floors. The Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. The January 2031 Notes have been swapped from a fixed rate to a floating rate through a forward-starting interest rate swap, effective July 15, 2026. See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our September 30, 2025 consolidated statement of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$511	$267	$244
Up 200 basis points	$348	$178	$170
Up 100 basis points	$175	$89	$86
Down 100 basis points	$(175)	$(89)	$(86)
Down 200 basis points	$(348)	$(178)	$(170)
Down 300 basis points	$(511)	$(267)	$(244)
________________________________________

(1)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information on the income based fee.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to Item 3.02 in our Current Reports on Form 8-K filed with SEC on July 21, 2025, August 20, 2025 and September 22, 2025 for information about unregistered sales of our equity securities during the quarter.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
4.1	Seventh Supplemental Indenture, dated as of September 15, 2025, relating to the 4.850% Notes due 2029, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
4.2	Form of 4.850% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
4.3	Eighth Supplemental Indenture, dated as of September 15, 2025, relating to the 5.150% Notes due 2031, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
4.4	Form of 5.150% Notes due 2031 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
4.5	Registration Rights Agreement, dated as of September 15, 2025, relating to the 4.850% Notes due 2029, by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.6 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
4.6	Registration Rights Agreement, dated as of September 15, 2025, relating to the 5.150% Notes due 2031, by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.7 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
10.1	Amendment No. 6 to Loan and Servicing Agreement, dated as of August 1, 2025, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as servicer, the lenders from time to time party thereto, and Société Générale, as agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 6, 2025).
10.2	First Amendment to the Revolving Credit and Security Agreement and Termination Agreement, dated as of October 21, 2025, among ASIF Funding III, LLC, as borrower, BNP Paribas, as administrative agent and lender, Ares Strategic Income Fund, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on October 23, 2025).
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ARES STRATEGIC INCOME FUND

Date: November 14, 2025	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

Date: November 14, 2025	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

Date: November 14, 2025	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer