Form 10-K
period 2025-12-31
ARES STRATEGIC INCOME FUND
filed 2026-03-09
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of December 31, 2025, there was no established public market for the registrant’s common shares of beneficial interest (“Common Shares”).

The number of the registrant’s Common Shares, $0.01 par value per share, outstanding as of March 6, 2026 was 319,004,000, 49,114,107 and 31,432,628 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude March 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We seek to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated loans (which in some cases include equity and/or preferred components) and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which we generally define as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. We expect that a majority of our investments will be in directly originated loans. For cash management and other purposes, we also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. We primarily invest in illiquid and restricted investments, and while most of our investments are expected to be in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we may also invest from time to time in non-U.S. companies. Our portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

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

We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as “Ares” and to funds or other investment vehicles managed by Ares or its affiliated companies, including our investment adviser, as “Ares funds.” In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 25 years and its partners have an average of approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. We have access to Ares’ investment professionals and operations management professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology, human resources and investor relations. As of December 31, 2025, Ares had over 1,650 investment professionals and over 2,550 operations management professionals.

While our primary focus is to generate current income and, to a lesser extent, long-term capital appreciation through investments in first and second lien senior secured loans, subordinated secured and unsecured loans, subordinated loans and other types of credit instruments, we also may invest up to 30% of our portfolio in non‑qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

We publicly offer on a continuous basis up to $15.0 billion of our common shares, including Class S shares, Class D shares and Class I shares (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”). On April 17, 2023, we were granted an exemptive relief order from the SEC that permits us to issue multiple classes of our Common Shares and offer to sell any combination of our three classes of Common Shares, with a dollar value up to the maximum offering amount of $15.0 billion of Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, we only offered and sold Class I shares and did not offer any Class S shares or Class D shares. The purchase price per share for each class of Common Shares equals our net asset value (“NAV”) per share, as of the day preceding the effective date of the monthly share purchase. The Offering is a “best efforts” offering, which means that the Intermediary Manager (as defined below) will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares. We also engage in offerings of our unregistered Common Shares to non-U.S. investors pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S promulgated under the Securities Act.

Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2025, Ares had over 4,250 employees in over 55 offices in more than 25 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns through market cycles. Ares believes each of its distinct but complementary investment groups in credit, real assets, private equity and secondaries is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of Ares’ broader platform.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by origination, investment and portfolio management and valuation teams of approximately 230 U.S.-based investment professionals as of December 31, 2025 and led by certain partners of the Ares Credit Group: Mitchell Goldstein and Michael L. Smith. Mitchell Goldstein and Michael L. Smith function as our portfolio managers and are jointly and primarily responsible for the day-to-day management of our portfolio. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals.

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

As of December 31, 2025, Ares oversaw a portfolio of investments in over 2,150 companies, over 1,900 alternative credit investments, over 1,300 properties, over 90 infrastructure assets and over 1,000 limited partnership interests in investment funds across over 55 industries, which we believe provides us with access to an extensive network of relationships and insights into industry trends and the state of the capital markets. More specifically, our investment adviser provides us with investment advisory services pursuant to the Third Amended and Restated Investment Advisory and Management Agreement between us and our investment adviser (as may be amended and restated from time to time, the “investment advisory and management agreement”). Our investment adviser’s investment advisory business is served by a seasoned team within the Ares Credit Group. The Ares Credit Group is Ares’ investment group dedicated to the management of liquid and illiquid credit strategies across the non-investment grade credit universe, with approximately $406.9 billion of assets under management as of December 31, 2025. We believe our affiliation with the Ares Credit Group provides a distinct competitive advantage across the credit spectrum through Ares’ market presence, scale and origination capabilities. We believe the Ares Credit Group’s market information, company knowledge and industry insight benefits our investment adviser as it identifies attractive liquid and illiquid credit investment opportunities for us. The Ares Credit Group’s investment professionals maintain extensive financial sponsor and intermediary relationships, which we believe provides valuable insight and access to transactions and information for us. The Ares Credit Group’s relationship network includes over 520 financial sponsors in the U.S. and over 440 financial sponsors in Europe and over 175 global banking institutions, as well as privately held companies, investment advisors, boutique investment banks, law firms, consultants and other parties.

Broad Liquid and Illiquid Credit Strategy

The Ares Credit Group employs a broad credit investment strategy based on absolute and relative value considerations across both liquid and illiquid investments. Given the expansive credit strategy, the Ares Credit Group generally seeks to invest in multiple industries and geographies across the fixed income market, primarily in below investment grade instruments, including below investment grade bonds which are sometimes referred to as “high yield bonds” or “junk bonds.” For liquid credit investments, the Ares Credit Group screens for attractive opportunities in the primary and secondary investment universe of approximately 1,240 bank loans and approximately 925 high yield issuers. Due to the scale of the Ares Credit Group and its relationships with underwriters, we believe it sees substantially all new issues in the broadly syndicated loan and high yield bond markets that meet our size criteria. As such, the Ares Credit Group’s investment team members have familiarity with the universe of issuers which we believe facilitates both primary and secondary idea generation. For illiquid credit investments, the Ares Credit Group focuses on self-originating investments by pursuing a broad array of opportunities across multiple channels. We believe the Ares Credit Group’s sourcing advantages allows for enhanced asset selectivity as we believe there is a significant relationship between proprietary deal origination and credit performance.

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

Seasoned and Integrated Investment Team

The investment professionals in the Ares Credit Group have significant experience investing across market cycles. We believe this experience provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of credit investments. Within the Ares Credit Group, there are over 565 dedicated investment professionals, including over 85 partners with an average of approximately 26 years of experience. Additionally, the Ares Credit Group’s investment professionals operate on an integrated basis through the effective application of the principle of collaboration, which takes place on an ongoing basis, but is formally promoted through sophisticated internal systems and widely attended weekly or monthly meetings.

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

The foundation of Ares’ investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. Ares also recognizes the importance of considering material environmental, social and governance (“ESG”) factors in the investment process to help generate attractive risk-adjusted returns and has adopted a Responsible Investment Program for this purpose. We follow a rigorous investment process based on:

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

For illiquid credit, the Ares Credit Group employs a multi-channel approach to direct origination, which includes relationships with financial sponsors, management teams, lawyers, accountants, intermediaries and M&A advisors. The Ares Credit Group typically reviews over 1,500 distinct U.S. direct lending transaction opportunities annually, with a closing ratio of approximately 3-5%.

For liquid credit, the Ares Credit Group screens for attractive opportunities in the primary and secondary investment universe of approximately 1,240 bank loans and approximately 925 high yield issuers. Due to the scale and relationships of the Ares Credit Group, it sees substantially all new issues in the bank loan and high yield bond markets. As such, the investment team members have familiarity with the universe of issuers which facilitates both primary and secondary idea generation.

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

Investments

Directly Originated Investments

For our directly originated investments, we primarily invest in portfolio companies in the form of first lien senior secured loans (including “unitranche” loans which are loans that combine both senior and subordinated loans, generally in a first lien position), second lien senior secured loans, subordinated secured and unsecured loans and subordinated loans (which in some cases includes an equity component and preferred equity), real estate mezzanine loans, real estate mortgages and infrastructure debt. The first and second lien senior secured loans generally have terms of three to 10 years. In connection with our first and second lien senior secured loans, we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have interest rate floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

We structure our subordinated loan investments primarily as unsecured subordinated loans that provide for relatively higher fixed interest rates. The subordinated loan investments generally have terms of up to 10 years. These loans typically have interest-only payments, with amortization of principal, if any, deferred to the later years of the subordinated loans investment. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our subordinated loans will be secured by a subordinated lien on some or all of the assets of the borrower.

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

In the case of our first and second lien senior secured loans, subordinated loans and preferred equity investments, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to generally seeking a senior position in the capital structure of our portfolio companies, we seek, where appropriate, to limit the downside potential of our investments by:

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

Structurally, subordinated loans usually rank junior in priority of payment to senior secured loans and is often unsecured. However, subordinated loans rank senior to preferred and common equity in a borrower’s capital structure. Subordinated loan investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of preferred equity, an equity co-investment and/or warrants. The preferred equity, equity co-investment and warrants (if any) associated with a subordinated loan investment typically allow lenders to receive repayment of their debt principal on an agreed upon amortization schedule or at maturity while retaining their equity interest in the borrower.

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

ADLP

We and a large North American pension fund (the “ADLP Partner”) have established ADLP LLC (the “ADLP”), a joint venture to make certain first lien senior secured loans, including unitranche loans, primarily to U.S. middle-market companies. We and other BDCs, registered closed-end management investment companies and other affiliated investment entities managed by our investment adviser or its affiliates may directly co-invest with the ADLP in accordance with the terms of the Co-Investment Exemptive Order (as defined below). The ADLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the ADLP, including co-investment transactions made by the ADLP in accordance with the terms of the Co-Investment Exemptive Order, must be approved by an investment committee of the ADLP consisting of representatives of ours and the ADLP Partner (with approval from a representative of each required). In November 2025, we and the ADLP Partner completed the initial funding of the ADLP.

We and the ADLP Partner provide capital to the ADLP in the form of subordinated certificates (the “ADLP Certificates”). As of December 31, 2025, we and the ADLP Partner owned 80% and 20%, respectively, of the ADLP Certificates. As of December 31, 2025, we and the ADLP Partner had committed capital to the ADLP of $2.0 billion and $0.5 billion, respectively, in the ADLP Certificates. The capital committed to the ADLP will only be funded to the ADLP upon approval of transactions by the investment committee of the ADLP.

The ADLP Certificates pay a fixed interest rate of 10.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the ADLP portfolio, after expenses, which may result in a return to the holders of the ADLP Certificates that is greater than the stated coupon.

For more information on the ADLP, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—ADLP” and Note 4 to our consolidated financial statements for the year ended December 31, 2025.

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

Industry and Geographic Region Compositions

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The industries in the table listed below are where we have focused our investment activities; however, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2025 were as follows:

As of December 31, 2025
Industry
Software and Services	22.0%
Health Care Equipment and Services	11.0
Commercial and Professional Services	8.6
Investment Funds and Vehicles(1)	8.5
Capital Goods	7.7
Financial Services	6.7
Consumer Services	6.0
Insurance	5.1
Sports, Media and Entertainment	3.8
Pharmaceuticals, Biotechnology and Life Sciences	3.1
Consumer Distribution and Retail	3.0
Independent Power and Renewable Electricity Producers	2.4
Energy	1.9
Transportation	1.7
Materials	1.7
Other	6.8
Total	100.0%
________________________________________

(1)Includes our investments in joint ventures.

As of December 31, 2025
Geographic Region
United States	86.7%
Europe	7.5
Canada	1.3
Bermuda/Cayman Islands	4.5
Total	100.0%

As of December 31, 2025, none of the loans were on non-accrual status.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each liquid and illiquid investment. Real-time monitoring of individual credits or collateral, as applicable, and portfolio metrics are critical to our ongoing portfolio optimization and risk management goals.

For liquid investments, each position is actively monitored by the liquid credit research team members responsible for coverage of a particular company or investment. The research team tracks credit and industry specific developments, as well as price movements, for shifts in relative value that may trigger a buy or sell recommendation. Ongoing monitoring and due diligence includes, but is not limited to, interaction with management, review of company and comparable financial results, company visits, participation in industry and sell-side research conferences, conversations with ratings agencies, industry experts and real-time analysis of price movements in the credit and equity markets. Notable credit developments and/or price movements are discussed real-time with portfolio management and the trading desk and may be discussed at relevant investment committee meetings.

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

As of December 31, 2025, the weighted average grade of the investments in our portfolio at fair value was 3.0. For more information on our portfolio investment grades, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

MANAGERIAL ASSISTANCE

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Ares Operations may provide all or a portion of this assistance pursuant to our Second Amended and Restated Administration Agreement (as such may be amended and restated from time to time, the “administration agreement”), the costs of which will be reimbursed by us. We may receive fees for these services.

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

CO-INVESTMENT RELIEF

We, our investment adviser and certain of our affiliates have received an order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with other affiliated entities (the “Co-Investment Exemptive Order”). As required by the Co-Investment Exemptive Order, we have adopted, and our board of trustees has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolios of affiliated Ares entities that can rely on the Co-Investment Exemptive Order and that have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

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

NON-EXCHANGE TRADED, PERPETUAL-LIFE BDC

We are a non-exchange traded BDC, meaning our Common Shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration that does not intend to complete a liquidity event within any specific time period, if at all, and whose Common Shares are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we have a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding in each quarter. However, the determination to repurchase our Common Shares in any particular quarter is solely at the board of trustees’ discretion and we are not obligated to offer to repurchase our Common Shares in any particular quarter or at all. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 230 U.S.-based investment professionals as of December 31, 2025 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, we do not have a formal employee relations policy.

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

Income Based Fee

The portion of the incentive fee based on our income is based on pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. “Pre-incentive fee net investment income” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement entered into between us and our administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the income based fee it receives that is based on accrued income that we never actually receive. Pre-incentive fee net investment income is not adjusted for incentive fee payments or any shareholder servicing and/or distribution fee payments by holders of Class S shares and Class D shares. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than we may ultimately realize and that may ultimately be distributed to common shareholders. See “Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could impact our investment returns” and “Risk Factors—Risks Relating to Our Business and Structure—We may be obligated to pay our investment adviser certain fees even if we incur a loss.”

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

We pay our investment adviser an income based fee quarterly in arrears with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

For the year ended December 31, 2025, we incurred $8 million in administrative and other fees, including certain costs that are reimbursable to our investment adviser under the investment advisory and management agreement or our administrator under the administration agreement, of which $5 million was supported by our investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

CERTAIN TERMS OF THE INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT AND ADMINISTRATION AGREEMENT

Each of the investment advisory and management agreement and the administration agreement has been approved by the board of trustees. Unless earlier terminated as described below, each of the investment advisory and management agreement and the administration agreement renew for successive annual periods if approved annually by a majority of the board of trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent trustees. We may terminate the investment advisory and management agreement or the administration agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the independent trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, our investment adviser may terminate the investment advisory and management agreement upon 120 days’ written notice and the administrator may terminate the administration agreement upon 60 days’ written notice. The investment advisory and management agreement will automatically terminate within the meaning of the Investment Company Act and related SEC guidance and interpretations in the event of its assignment.

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

•expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies;

•interest payable on indebtedness, if any, incurred to finance our investments;

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

At an in-person meeting on May 13, 2025, our board of trustees, including a majority of our independent trustees, voted to approve the continuation of our investment advisory and management agreement until June 6, 2026. In voting to approve the investment advisory and management agreement and the continuation thereof, our independent trustees consulted in executive session with their independent legal counsel regarding the approval of such agreement. In reaching a decision to approve the investment advisory and management agreement, the board of trustees reviewed a significant amount of information and considered, among other things:

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

In voting to approve the investment advisory and management agreement, our board of trustees, including all of the trustees who are not “interested persons,” of us (as defined in the Investment Company Act), made the following conclusions:

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

INTERMEDIARY MANAGER AGREEMENT

On April 24, 2023, we entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Ares Wealth Management Solutions, LLC (“AWMS”), an indirect subsidiary of Ares Management, pursuant to which AWMS agreed to serve as the intermediary manager for the Offering (the “Intermediary Manager”). Effective January 2, 2026, AWMS was consolidated with and into Ares Management Capital Markets LLC (“AMCM”) (the “Consolidation”), and AMCM became the Intermediary Manager. Like AWMS, AMCM is a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and an indirect subsidiary of Ares Management. No material change, including any change of control, occurred as a result of the Consolidation. In connection with the Consolidation, the Intermediary Manager Agreement was amended to reflect that, effective as of January 2, 2026, AMCM, rather than AWMS, is the Intermediary Manager party to such agreement. The Intermediary Manager is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of our net assets attributable to Class S shares and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers.

The Intermediary Manager is a broker-dealer registered with the SEC and a member of FINRA.

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

Eligibility to receive shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of our other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

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

EXPENSE SUPPORT AND CONDITIONAL REIMBURSEMENT AGREEMENT

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser, pursuant to which, among other things, our investment adviser has agreed to advance all of our estimated organization and initial offering expenses. Our initial offering expenses include, but are not limited to those incurred in connection with the agreements we entered into with several investors beginning in November 2022 and ending on January 30, 2023 pursuant to which such investors committed to purchase our

Class I shares (the “Private Placement”). See Note 1 to our consolidated financial statements for the year ended December 31, 2025 for more information on the Private Placement.

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

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to our investment adviser until such time as all Expense Payments made by our investment adviser to us within three years prior to the last business day of the applicable calendar month in which such reimbursement payment obligation is accrued. Any payments required to be made by us shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) an expense ratio (excluding any management or incentive fee) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management or incentive fee) at the time of the fee waiver or expense reimbursement and (ii) a distribution level (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

SHARE REPURCHASE PROGRAM

We have a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all our common shareholders and filed with the SEC on Schedule TO. All shares purchased by us in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

In accordance with our share repurchase program, shares repurchased in our tender offers are repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deduct 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

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

If shareholders seek to have an amount of shares repurchased that exceeds the repurchase offer amount, our board of trustees may amend the repurchase offer and accept for purchase all of our shares that were validly tendered or we may repurchase shares on a pro rata basis. We have no obligation to repurchase shares.

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

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of trustees’ assessments of market and other factors at the time of any proposed borrowing. As of March 6, 2026, we had approximately $10.0 billion in total aggregate principal amount of outstanding debt under our various debt instruments. See “Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” For more information on our debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” as well as Notes 5 and 13 to our consolidated financial statements for the year ended December 31, 2025.

REGULATION AS A BDC

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also investing. We, our investment adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with other affiliated entities. As required by the Co-Investment Exemptive Order, we have adopted, and our board of trustees has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolios of affiliated Ares entities that can rely on the Co-Investment Exemptive Order and that have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

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

•We and our portfolio companies and third-party service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations.

•Developments in artificial intelligence could disrupt markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

•We are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws or changes in enforcement of existing privacy laws could impact our business and financial performance.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. Global financial markets have experienced heightened volatility in recent periods and there can be no assurance these market conditions will not occur or worsen in the future, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of the current U.S. presidential administration and ongoing uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition to impacting the capital markets, global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations. See “General Risk Factors— Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.”

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

We are exposed to risks associated with changes in interest rates, including the current interest rate environment.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

The U.S. Federal Reserve (“Federal Reserve”) decreased the federal funds rate multiple times in 2025. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Conversely, in periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” We have entered into certain hedging transactions, such as interest rate swaps, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risks Relating to Our Investments—We may expose ourselves to risks if we engage in hedging transactions.”

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed-rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the NAV of our Common Shares.

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

Inflation has impacted and may in the future adversely affect our business, results of operations and the financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been or may be impacted by inflation. U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. See “We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities, which includes our senior secured revolving credit agreement, dated as of December 20, 2022 (as amended, the “Revolving Credit Facility”), our loan and servicing agreement, dated as of July 26, 2023 (as amended, the “SG Funding Facility”), our credit agreement, dated as of March 1, 2024 (as amended, the “SB Funding Facility”) and our revolving credit and security agreement, dated as of November 26, 2024 (the “BNP Funding Facility” and, together with the Revolving Credit Facility, the SG Funding Facility and the SB Funding Facility, the “Credit Facilities”) or cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our common shareholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. See “The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.”

In addition, we are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our board of trustees’ assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain or increase the amount available to us under our current Credit Facilities, obtain other lines of credit or issue senior securities at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from making distributions and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing our Common Shares. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2025, our asset coverage calculated in accordance with the Investment Company Act was 191%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Credit Facilities and have issued other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause NAV to increase more sharply than it would have had we not incurred leverage.

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

As of December 31, 2025, we had approximately $4.4 billion of outstanding borrowings under the Credit Facilities. In addition, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”) had approximately $476 million in aggregate principal amount outstanding of the notes offered in the ADL CLO 3 debt securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”), excluding the approximately $218 million of subordinated notes that mature on January 20, 2037 issued by ADL CLO 3 which were retained by us and eliminated in consolidation (the “January 2037 CLO Subordinated Notes”), our wholly owned consolidated subsidiary, Ares Direct Lending CLO 5 LLC (“ADL CLO 5”) had approximately $350 million in aggregate principal amount outstanding of the notes offered and the loans incurred in the ADL CLO 5 debt securitization that mature on April 20, 2038 (collectively, the “April 2038 CLO Debt”), excluding the approximately $149 million of subordinated notes that mature on April 20, 2038 issued by ADL CLO 5 which were retained by us and eliminated in consolidation (the “April 2038 CLO Subordinated Notes”), our wholly owned consolidated subsidiary, Ares Direct Lending CLO 8 LLC (“ADL CLO 8”) had approximately $532 million in aggregate principal amount outstanding of the notes offered and the loans incurred in the ADL CLO 8 debt securitization that mature on January 20, 2039 (collectively, the “January 2039 CLO Debt” and, together with the January 2037 CLO Notes and April 2038 CLO Debt, the “Debt Securitizations”), excluding the approximately $164 million of subordinated notes that mature on January 20, 2039 issued by ADL CLO 8 which were retained by us and eliminated in consolidation (the “January 2039 CLO Subordinated Notes”) and we had approximately $5.4 billion in aggregate principal amount outstanding of senior unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively referred to all such series as the “Unsecured Notes”).

(dollar amounts in thousands) Unsecured Notes	Aggregate Principal Amount Issued	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000,000	November 21, 2024	March 15, 2028
September 2028 Notes	$600,000	June 9, 2025	September 9, 2028
January 2029 Notes	$600,000	September 15, 2025	January 15, 2029
August 2029 Notes	$700,000	June 5, 2024	August 15, 2029
February 2030 Notes	$750,000	October 2, 2024	February 15, 2030
September 2030 Notes	$500,000	June 9, 2025	September 9, 2030
January 2031 Notes	$500,000	September 15, 2025	January 15, 2031
March 2032 Notes	$750,000	January 21, 2025	March 21, 2032
In order for us to cover our annual interest payments on our outstanding indebtedness as of December 31, 2025, we must achieve annual returns on our December 31, 2025 total assets of at least 2.7%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2025 was 5.5%. We intend to continue borrowing under the Credit Facilities in the future and we may increase the size of the Credit Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2025 for subsequent events relating to the SB Funding Facility, the SG Funding Facility and an additional issuance of senior unsecured notes.

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

The Credit Facilities, the Debt Securitizations and the Unsecured Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Credit Facilities or to add new or replacement credit facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 5.5% as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $11.2 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses)(1)	-10.00%	-5.00%	—%	5.00%	10.00%
Corresponding Return to Common Shareholders(2)	-27.46%	-16.65%	-5.85%	4.96%	15.77%
_______________________________________________________________________________

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.

(2)In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets as of December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 5.5% by the approximately $11.2 billion of principal outstanding debt as of December 31, 2025) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Shareholders.”

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our indebtedness.

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

In addition to regulatory requirements that restrict our ability to raise capital, the Credit Facilities, the Debt Securitizations and the Unsecured Notes contain various covenants that, if not complied with, could accelerate repayment under the Credit Facilities, the Debt Securitizations and the Unsecured Notes, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing the Credit Facilities, the Debt Securitizations and the Unsecured Notes require us, and any future agreements governing any debt facilities may require us, to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•restrictions on our ability to incur liens; and

•maintenance of a minimum level of shareholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants in the Credit Facilities, the Debt Securitizations and the Unsecured Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Credit Facilities, the Debt Securitizations and the Unsecured Notes. Failure to comply with these covenants could result in a default under the Credit Facilities, the Debt Securitizations and the Unsecured Notes, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We have formed and invested in and may in the future form or invest in CLOs, which subject us to certain structured financing risks.

To finance certain investments, our consolidated subsidiaries have completed debt securitizations through collateralized loan obligations (“CLOs”) and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more additional CLOs, while retaining all or most of the exposure to the performance of such investments. As of December 31, 2025, our consolidated subsidiaries had collectively completed three debt securitizations. ADL CLO 3 has approximately $476 million in aggregate principal amount of January 2037 CLO Notes issued and outstanding (excluding the January 2037 CLO Subordinated Notes). ADL CLO 5 has approximately $350 million in aggregate principal amount of April 2038 CLO Debt issued and outstanding (excluding the April 2038 CLO Subordinated Notes). ADL CLO 8 has approximately $532 million in aggregate principal amount of January 2039 CLO Debt issued and outstanding (excluding the January 2039 CLO Subordinated Notes). Our current CLOs involve, and any additional CLOs would involve, a contribution by us of a pool of assets to a special purpose entity, and a sale of debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

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

The manager for a CLO that we create may be us, our investment adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent our investment adviser or an affiliate other than us serves as manager and we are obligated to compensate our investment adviser or the affiliate for such services, we, our investment adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our common shareholders, pay no additional management fee to our investment adviser or the affiliate in connection therewith. Our investment adviser serves as asset manager to ADL CLO 3, ADL CLO 5 and ADL CLO 8 under asset management agreements with each such entity and is entitled to receive compensation for structuring and/or management services. Our investment adviser has agreed to waive any management fees from ADL CLO 3, ADL CLO 5 and ADL CLO 8. To the extent we serve as the manager to any CLOs, we will waive any right to receive fees for such services from us (and indirectly our common shareholders) or any affiliate.

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

We rely on the Co-Investment Exemptive Order granted to us, our investment adviser and certain of our affiliates by the SEC that allows us to engage in co-investment transactions with other affiliated entities managed by our investment adviser, subject to certain conditions and requirements. As a result of the investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolios of affiliated entities that have an investment objective similar to ours and can rely on the Co-Investment Exemptive Order. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

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

In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by us. Consequently, we, and these other entities, may from time to time pursue the same or similar capital and investment opportunities. Pursuant to its investment allocation policy, Ares and its controlled affiliates, including our investment adviser, endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by other Ares funds and, if given such opportunity, may not be allowed to participate in such investments without the prior approval of our trustees who are not “interested persons” of the Fund (as defined in the Investment Company Act) and, in some cases, the prior approval of the SEC. In addition, there may be conflicts in the allocation of investments among us and other Ares funds or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-Investment Exemptive Order. Further, such other Ares funds may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares funds, particularly if we and such other Ares funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by another Ares fund that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

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

As of December 31, 2025, there was approximately $75 million of expenses supported by our investment adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement (including $2.5 million of base management fee and $1.3 million of incentive fee for which our investment adviser has agreed not to seek recoupment). Our future repayment of amounts reimbursed or waived by our investment adviser or its affiliates, pursuant to the Expense Support and Conditional Reimbursement Agreement, will immediately reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which shareholders would otherwise be entitled. We are unable to predict when we, and ultimately our common shareholders, will repay expenses advanced by our investment adviser because repayment under the Expense Support and Conditional Reimbursement Agreement is conditioned upon the occurrence of certain events, and the investment adviser can waive reimbursement of expenses in any applicable month. In addition, holders of Class S shares and Class D shares may be impacted by the shareholder and/or distribution fees borne by such classes resulting in a decline in our returns and our distributions payable in the class of Common Shares upon which such fees are being paid.

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

To maintain our status as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular “C” corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. Certain provisions of the Code provide some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the source of income or asset diversification requirements. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable.

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

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments at least monthly at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of trustees, based on, among other things, the input of independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments at least monthly, beginning as of the third quarter after origination (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each calendar month by our investment adviser, and a portion of our investment portfolio at fair value is subject to review by an IVP each month. However, we may use these IVPs to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment adviser’s valuation process within the context of performing our financial statement audit.

The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, our investment adviser considers the pricing indicated by the external event to corroborate its valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our investment adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our NAV per share could be adversely affected if our investment adviser’s determinations regarding the fair value of these investments are higher than the values that we realize upon disposition of such investments.

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

Increasing scrutiny from stakeholders and regulators with respect to sustainability—or ESG—matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Certain institutional investors may consider such ESG ratings and measures in making their investment decisions. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Moreover, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, issued related legal opinions and pursued related investigations and litigation. If investors subject to “anti-ESG” legislation view our investment adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny.

Further, some groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and in January 2025, the Trump Administration signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities with respect to DEI initiatives, including publicly traded companies. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our investment adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

New and evolving and sometimes conflicting sustainability/ESG regulations and disclosure expectations could increase our compliance costs and expose us to enforcement, litigation, or fundraising constraints.

Certain regulations related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, the European Commission’s “action plan on financing sustainable growth” (“Action Plan”) is designed to, among other things, define and reorient investment toward more sustainable economic activities. The Action Plan contemplates, among other things: establishing European Union (the “EU”) labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding ESG in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and increasing the transparency of companies on their ESG policies and related processes and management systems; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. CSRD amends and strengthens the rules introduced on ESG reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). CSRD requires companies to produce detailed and prescriptive reports on ESG-

related matters within their financial statements. CSRD is a novel regime and applicable scoping thresholds, the date of application and the substance of reporting requirements have been subject to a regulatory amendment process and are expected to be subject to further processes to refine the relevant requirements, including subsequent rule making and regulatory clarifications. There can be no assurance that developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within scope of CSRD and this may lead to increased management burdens and costs. There is a risk that a significant reorientation in the market following the implementation of these regulations could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Climate change and related transition and physical risks could adversely affect our operations and those of our portfolio companies and increase costs (including insurance costs).

Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the potential physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures. These events and the disruptions they may cause, alone or in combination, could also lead to increased costs of insurance for us and/or our portfolio companies.

We, our executive officers, trustees, and our investment adviser, its affiliates and/or any of their respective principals and employees could be the target of litigation or regulatory investigations.

We as well as our investment adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we, our executive officers, trustees, and our investment adviser, its affiliates and/or any of their respective principals and employees will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, any leadership changes or reforms at U.S. federal regulatory agencies with oversight over our industry may impose additional costs or result in other limitations on us.

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

In recent periods, there has been increased activity by certain activist and other organized groups in opposition to certain investments made by and activities of private funds. Such groups may contact or otherwise seek to engage with government and regulatory bodies and fund investors, including public pension funds, to criticize or challenge certain investments, which could lead to negative publicity that could harm our or our investment adviser’s reputation. In addition, partially as a result of certain high profile defaults and bankruptcies, there has also been increased negative publicity with respect to the private credit industry. Although neither we nor our investment adviser have been involved in those particular defaults and bankruptcies, the negative publicity, press speculation about us and concerns surrounding the private credit industry generally, whether or not valid, could in the future harm our our or investment adviser's reputation, heighten scrutiny on our and our investment adviser's business, encourage litigation and regulatory inquiries and adversely affect our borrower or investor relationships and fundraising efforts, including by prompting increased repurchase requests from certain investors in the Fund or in other Ares funds.

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

Regulators are also increasing scrutiny and implementing and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisors. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as ours. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the EU. We cannot predict what, if any, effects this may have on our business and or the nature of future regulations.

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

The United States has enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our investment adviser is entitled to an incentive fee for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting any incentive fee and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive fee purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statements of operations for that quarter. Thus, we may be required to pay our investment adviser the incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or the NAV of our Common Shares, including a decline in the NAV of our Common Shares resulting from our payment of fees and expenses, including any reimbursement of expenses advanced by our investment adviser, or we incur a net loss for that quarter.

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

Our business is highly dependent on communications and information systems of Ares Management, the parent of our investment adviser and our administrator. In this Annual Report we sometimes refer to hardware, software, information, communications and artificial intelligence systems or programs maintained by Ares Management and used by us, our investment adviser, and our administrator as “our” systems. We also face operational risk from transactions and key data not being properly recorded, evaluated or accounted for with respect to our portfolio companies. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions. In particular, our investment adviser is highly dependent on its ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we and our investment adviser and administrator rely heavily on Ares Management’s financial, accounting and other data processing systems.

In addition, we operate in a business that is highly dependent on information systems and technology. Ares Management’s and our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining the information systems and technology, which may be partially allocated to or borne by us, may increase from its current level, including due to existing and anticipated regulations. Such a failure to accommodate growth, or an increase in costs related to the information systems and technology, could have a material adverse effect on our business and results of operations.

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

In recent years, the macroeconomic environment has experienced uncertainty related to evolving tariff and trade policies, geopolitical tensions, inflationary pressures, labor market shortages and disputes, changes in interest rates, supply chain disruptions, foreign currency fluctuations, and periods of volatility in global capital markets. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

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

We also may invest in assets other than first and second lien and subordinated loan investments, including high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

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

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated loans, generally in a first lien position), second lien senior secured loans or subordinated loans, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Because of the structure of the incentive fee, it is possible that we may have to pay the incentive fee in a quarter during which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. In addition, if market interest rates rise, our investment adviser may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive the incentive fee.

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

In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as they become due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the Investment Company Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

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

Although payments under the Expense Support and Conditional Reimbursement Agreement will not be directly used to fund distributions, substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by our investment adviser and its affiliates, including through any potential waiver of certain investment advisory fees by our investment adviser. Investment advisory fees (including the base management fee and any incentive fee) that have been waived by our investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement since our commencement of operations and through July 31, 2023 will not be subject to recoupment pursuant to the Expense Support and Conditional Reimbursement Agreement. Other expenses that were assumed by our investment adviser since the commencement of our operations continue to be subject to recoupment under the terms of the Expense Support and Conditional Reimbursement Agreement. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser and its affiliates continue to make such reimbursements or waivers of such fees. As of December 31, 2025, there was approximately $75 million of expenses supported by our investment adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement (including $2.5 million of base management fee and $1.3 million of incentive fee for which our investment adviser has agreed not to seek recoupment). Our future repayment of amounts reimbursed or waived by our investment adviser or its affiliates, pursuant to the Expense Support and Conditional Reimbursement Agreement, will immediately reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which shareholders would otherwise be entitled. Further, there can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our investment adviser and its affiliates have no obligation to waive investment advisory fees or otherwise reimburse expenses we may incur in future periods; however, if our investment adviser chooses to advance any future expenses, this may prevent or reduce a decline in NAV until we repay such expenses by mitigating the effects of such advanced expenses would have on us.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offerings, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from our investment adviser or our administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser or our administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any past or future offering and the performance of our investments. Shareholders should also understand that future reimbursement payments to our investment adviser will reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which shareholders would otherwise be entitled. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. Our investment adviser and our administrator have no obligation to waive investment advisory fees or receipt of expense reimbursements, if any.

Although we have a share repurchase program, we have discretion to not repurchase Common Shares, and our board of trustees has the ability to amend, suspend or terminate the share repurchase program.

Our board of trustees may amend, suspend or terminate the share repurchase program at any time in its discretion. Shareholders may not be able to sell their Common Shares at all in the event our board of trustees amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell Common Shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our common shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of Common Shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our Common Shares will be on the repurchase date.

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

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Certain of the Credit Facilities may also limit our ability to declare distributions if we default under certain provisions. Further, if we invest a greater amount of assets in non-income producing securities, it could reduce the amount available for distribution and may also inhibit our ability to make required interest payments to holders of any debt we may issue, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

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

•uncertainty between the U.S. and other countries with respect to trade policies, treaties, and tariffs;

•uncertainty regarding U.S. immigration and work permit policies;

•global unrest;

•general economic trends and other external factors; and

•an increase in negative global media coverage relating to the private credit industry.

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

GENERAL RISK FACTORS

Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.

We are materially affected by conditions in the global financial markets and economic and political conditions throughout the world that are outside our control. These conditions may affect the level and volatility of securities prices and the liquidity and value of our investments, and we may not be able to or may choose not to manage our exposure to these conditions. This could in turn have a significant adverse effect on our business, financial condition and results of operations.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and continued conflicts and political unrest in the Middle East and South America. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, or they worsen or spread, our and our portfolio companies, businesses may be adversely affected both within and outside of the directly affected regions.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we and our portfolio companies operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of our investments, and we and our portfolio companies may not be able to successfully manage our exposure to these conditions.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the equity and credit markets. While weak economic environments have often provided attractive investment opportunities and strong relative investment performance, we tend to realize value from our investments in times of economic expansion, when opportunities to sell investments may be greater. Thus, we depend on the cyclicality of the market to sustain our businesses and generate attractive risk-adjusted returns over extended periods. Any of the foregoing could have a significant impact on the markets in which we and our portfolio companies operate and have a significant adverse effect on our business, financial condition and results of operations.

A number of factors have had and may continue to have an adverse impact on credit markets in particular. In 2025, the weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve decreased the federal funds rate three times in 2025. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing, which could have a material adverse impact on our business prospects and financial condition. Additionally, the Republican Party currently controls both the executive and legislative branches of the U.S. federal government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities.

These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and our portfolio companies, each of which could adversely affect the businesses of us or such portfolio companies, restrict our investment activities, impede our ability to effectively achieve our investment objectives and result in lower returns than we anticipated at the time certain of our investments were made. More specifically, these economic conditions could adversely affect our operating results by causing:

•decreases in the market value of securities, debt instruments or investments held by us;

•illiquidity in the market, which could adversely affect transaction volumes and the pace of realization of our investments or otherwise restrict our ability to realize value from our investments, thereby adversely affecting our ability to generate performance or other income; and

•increases in costs or reduced availability of financial instruments that finance our funds.

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. Difficult market conditions or volatility or slowdowns affecting a particular asset class, geographic region, industry or other category of investment could have a significant adverse impact on us if we have investments that are concentrated in that area, which could result in lower investment returns. A lack of diversification may expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments. Negative financial results in our portfolio companies may reduce the value of our portfolio companies, our net asset value and our investment returns, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to our investments. We may be adversely affected by reduced opportunities to exit and realize value from our investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments to effectively deploy capital. This could in turn materially reduce our net asset value and distributions and adversely affect our financial prospects and condition.

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

Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our or our third-party service providers’ hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our investment adviser, our administrator, or their employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyberattacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our investment adviser’s employees, our administrator’s employees, their affiliates’ employees, our investors and others, and other sensitive information that Ares collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and Ares must comply in the event of a security incident or cyber-attack. The result of any security incident or cyber-attack may include disrupted operations, including in our and our investment adviser’s operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our investment adviser’s employees’, our administrator’s employees’, their affiliates’ employees’, our investors’, our counterparties’ or third parties’ operations.

Although we are not currently aware of any security incidents or cyber-attacks that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Security incidents or cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties, as well as through employee malfeasance. We or our third-party providers may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack, including by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party vendors for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we rely on the cybersecurity strategy and policies implemented by Ares, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on third-party providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on Ares, on us or on our third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that third parties and infrastructure in Ares’ networks and Ares’ and our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to Ares’ information technology systems or the third-party information technology systems that support our services. Ares’ and our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

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

In addition, cybersecurity is a priority for regulators in the U.S. and around the world. The SEC has adopted cybersecurity disclosure rules for public companies and has adopted amendments to Regulation S-P that require, among other things, written incident response programs, customer notification in certain circumstances and enhanced oversight of service providers. In June 2025, the SEC formally withdrew certain pending proposed rules relating to cybersecurity risk management for investment advisers and certain funds; however, regulators continue to focus on cybersecurity through examinations, enforcement activity and guidance, and future rulemaking could re-emerge. With regulators particularly focused on cybersecurity, we expect increased scrutiny of our and Ares’ policies and systems designed to manage cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with SEC rules. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. See “Item 1C. Cybersecurity” for additional information regarding our cybersecurity risk management program.

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.

We, our investment adviser and our administrator use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber attacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. To the extent we, our investment adviser, our administrator, or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our adviser or administrator, or by our portfolio companies. For example, an employee of our adviser may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, our adviser or administrator or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, governments and regulators in the U.S. and abroad have proposed, adopted or are considering laws, regulations and guidance governing the development, deployment and use of artificial intelligence systems, including requirements relating to transparency, accountability, data governance, risk management, human oversight, cybersecurity, intellectual property and recordkeeping. For example, the European Union has adopted the EU Artificial Intelligence Act, which applies on a phased basis that began in 2025 and a number of U.S. states have enacted general artificial intelligence laws. These and other developments could increase our compliance costs, restrict our use of artificial intelligence in our business and investment processes, require changes to our policies, procedures, controls and vendor arrangements, and expose us to investigations, enforcement actions, litigation, fines, penalties or reputational harm.

We are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws or changes in enforcement of existing privacy laws could impact our business and financial performance.

Many jurisdictions in which we operate have laws and regulations relating to data protection, privacy, cybersecurity and information security to which we may be subject, including, the California Consumer Privacy Act (the “CCPA”), the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR (collectively, “Privacy Laws”). These Privacy Laws and related regulations continue to evolve and may conflict with one another, resulting in compliance challenges. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent or change, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted. In addition, compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and our investment adviser and require the dedication of additional time and resources to compliance by us, our investment adviser or Ares. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage.

Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our, our investment adviser’s or Ares’ contractual or other legal obligations regarding such data or intellectual property or a violation of Ares’ privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to us as it includes broker-dealers, investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers.

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

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of our investment adviser and our administrator. Ares Management also has annual certification requirements for employees, including employees who provide services to us pursuant to our investment advisory and management agreement and our administration agreement with respect to certain policies supporting the cybersecurity program including information security and electronic communications, data protection and privacy. Ares Management undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party service providers and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

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

Material Impact of Risks from Cybersecurity Threats

We have not experienced an information security breach incident that has materially affected our business strategy, results of operations or financial condition. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO reports cybersecurity updates to the Ares Management ERC. The Ares Management ERC is a committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its Chief Executive Officer, Co-Presidents, Chief Financial Officer, General Counsel, Chief Information Officer, Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and employees of our investment adviser and administrator, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls and ongoing cybersecurity efforts.

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

As of March 6, 2026, there were 8,548 holders of record of our Class I common shares, 10,856 holders of record of our Class S common shares and 1,997 holders of record of our Class D common shares.

We determine our net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I shares, Class S shares and Class D shares for the year ended December 31, 2025:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36
April 30, 2025	$27.27	$27.27	$27.27
May 31, 2025	$27.42	$27.42	$27.42
June 30, 2025	$27.51	$27.51	$27.51
July 31, 2025	$27.55	$27.55	$27.55
August 31, 2025	$27.50	$27.50	$27.50
September 30, 2025	$27.58	$27.58	$27.58
October 31, 2025	$27.55	$27.55	$27.55
November 30, 2025	$27.47	$27.47	$27.47
December 31, 2025	$27.48	$27.48	$27.48

Distributions

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

Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our RIC status, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income (as defined by the Internal Revenue Code of 1986, as amended (the “Code”)), which generally includes net ordinary income and net short term capital gains) to our shareholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during the one-year period ending October 31 in that calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the year ended December 31, 2025, we recorded a net expense of approximately $0.4 million for U.S. federal excise tax. We cannot assure you that we will achieve results that will permit the payment of any cash distributions.

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

The following tables present our monthly regular distributions that were declared and payable during the year ended December 31, 2025 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
March 10, 2025	April 30, 2025	May 22, 2025	0.21430	50,430
March 10, 2025	May 30, 2025	June 25, 2025	0.21430	52,089
March 10, 2025	June 30, 2025	July 23, 2025	0.21430	52,061
May 14, 2025	July 31, 2025	August 22, 2025	0.21430	53,575
May 14, 2025	August 29, 2025	September 24, 2025	0.21430	60,034
May 14, 2025	September 30, 2025	October 23, 2025	0.21430	63,575
August 8, 2025	October 31, 2025	November 21, 2025	0.21430	66,353
August 8, 2025	November 28, 2025	December 24, 2025	0.21430	68,097
August 8, 2025	December 31, 2025	January 23, 2026	0.21430	65,318
			$2.57160	$662,544

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
March 10, 2025	April 30, 2025	May 22, 2025	0.19519	7,233
March 10, 2025	May 30, 2025	June 25, 2025	0.19461	7,484
March 10, 2025	June 30, 2025	July 23, 2025	0.19514	7,736
May 14, 2025	July 31, 2025	August 22, 2025	0.19444	8,001
May 14, 2025	August 29, 2025	September 24, 2025	0.19441	8,333
May 14, 2025	September 30, 2025	October 23, 2025	0.19509	8,681
August 8, 2025	October 31, 2025	November 21, 2025	0.19439	8,971
August 8, 2025	November 28, 2025	December 24, 2025	0.19505	9,194
August 8, 2025	December 31, 2025	January 23, 2026	0.19447	9,229
			$2.33793	$94,459

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
March 10, 2025	April 30, 2025	May 22, 2025	0.20868	4,270
March 10, 2025	May 30, 2025	June 25, 2025	0.20851	4,629
March 10, 2025	June 30, 2025	July 23, 2025	0.20867	4,935
May 14, 2025	July 31, 2025	August 22, 2025	0.20846	5,248
May 14, 2025	August 29, 2025	September 24, 2025	0.20845	5,567
May 14, 2025	September 30, 2025	October 23, 2025	0.20865	5,707
August 8, 2025	October 31, 2025	November 21, 2025	0.20844	5,889
August 8, 2025	November 28, 2025	December 24, 2025	0.20864	6,122
August 8, 2025	December 31, 2025	January 23, 2026	0.20847	6,131
			$2.50289	$58,672

Shareholder Servicing and Distribution Plan

Pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “Investment Company Act”), we adopted a shareholder servicing and distribution plan pursuant to which Class S shares and Class D shares are subject to shareholder servicing and/or distribution fees. The following table shows the shareholder servicing and/or distribution fees we and, ultimately, certain classes of our common shareholders, pay Ares Management Capital Markets LLC (the “Intermediary Manager”) with respect to Class S shares and Class D shares on an annualized basis as a percentage of our NAV for such class. No shareholder servicing and/or distribution fees are paid with respect to Class I shares.

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

Eligibility to receive the shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of our other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

The shareholder servicing and/or distribution fees that were attributable to Class S shares and Class D shares for the year ended December 31, 2025 were as follows (dollars amounts in thousands):

For the Year Ended December 31, 2025
Class S	$9,454
Class D	$1,614

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

Share Repurchase Program

We have a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all our common shareholders and filed with the SEC on Schedule TO. All shares purchased by us, in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

In accordance with our share repurchase program, shares repurchased in our tender offers completed during the year ended December 31, 2025 were repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deducted 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

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

The following table presents the share repurchases completed during the year ended December 31, 2025 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2025	1,093,062	0.47%	March 20, 2025	$27.47	$29,969	—
May 31, 2024	5,280,810	1.80%	June 20, 2024	$27.42	$144,586	—
August 31, 2025	2,942,918	0.93%	September 19, 2025	$27.50	$80,915	—
November 30, 2025	21,657,274	5.65%	December 23, 2025	$27.47	$594,777	—
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “seeks,” “estimates,” “will,” “should,” “could,” “would,” “likely,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. You should not place undue reliance on these forward-looking statements, and our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and other information in this Annual Report.

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We seek to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated loans (which in some cases include equity and/or preferred components) and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which we generally define as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. We expect that a majority of our investments will be in directly originated loans. For cash management and other purposes, we also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. We primarily invest in illiquid and restricted investments, and while most of our investments are expected to be in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we may also invest from time to time in non-U.S. companies. Our portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our investment adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under our Credit Facilities (as defined below) and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. See Part I, “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us”. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations, while retaining all or most of the exposure to the performance of these investments. See Part I, “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We have formed and invested in and may in the future form or invest in CLOs, which subject us to certain structured financing risks”. Our investments are subject to a number of risks. See Part I, “Item 1A. Risk Factors”.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act. In addition, we, our investment adviser and certain of our affiliates have received an exemptive relief order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares Management and its affiliates to co-invest in portfolio companies with each other and with other affiliated investment entities (the “Co-Investment Exemptive Order”). As required by the Co-Investment Exemptive Order, we have adopted, and our board of trustees has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order, and our investment adviser and our Chief Compliance Officer will provide reporting to our board of trustees. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. There could be significant overlap in our investment portfolio and the investment portfolio of affiliated Ares Management entities that can rely on the Co-Investment Exemptive Order and that have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares Management or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

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

MACROECONOMIC ENVIRONMENT

In 2025, U.S. leveraged corporate credit markets delivered positive total returns, supported by growing U.S. gross domestic product and consumer spending, stable inflation and historically low unemployment. These tailwinds were partially offset by slower job growth and increased uncertainty related to tariff policies and risks from various geopolitical developments. Although future economic growth in the U.S. is expected to slow relative to 2024 levels, the U.S debt and equity markets have shown strength as the Federal Reserve’s anticipated accommodative monetary policies are expected to support overall economic activity.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2025 and 2024 is presented below.

	For the Years Ended December 31,
(dollar amounts in thousands)	2025	2024
New investment commitments(1):
Total new investment commitments(2)	$19,782,847	$12,983,818
Less: investment commitments exited(3)	(7,434,195)	(2,785,238)
Net investment commitments	$12,348,652	$10,198,580
Principal amount of investments funded:
First lien senior secured loans	$14,243,603	$10,320,268
Second lien senior secured loans	334,542	233,126
Senior subordinated loans	758,686	220,918
Corporate bonds	33,023	56,185
Collateralized loan obligations	902,391	353,877
Commercial mortgage backed securities	72,479	24,125
Private asset-backed investments	156,513	206,780
Investments in joint ventures(5)	391,000	—
Preferred equity	197,350	69,119
Other equity	308,573	229,581
Total	$17,398,160	$11,713,979
Principal amount of investments sold or repaid:
First lien senior secured loans	$7,131,017	$2,543,608
Second lien senior secured loans	49,217	119,246
Senior subordinated loans	3,747	55,450
Corporate bonds	123	1,485
Collateralized loan obligations	193,648	10,210
Commercial mortgage backed securities	2,192	—
Private asset-backed investments	71,129	17,933
Preferred equity	19,857	4,400
Other equity	14,161	171
Total	$7,485,091	$2,752,503
Weighted average remaining term for investment commitments (in months)	73	72
Percentage of new investment commitments at floating rates	90%	94%
Weighted average yield(4):
Funded during the period at amortized cost	9.0%	9.6%
Funded during the period at fair value	9.0%	9.6%
Exited or repaid during the period at amortized cost	8.1%	9.1%
Exited or repaid during the period at fair value	8.1%	8.9%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the year ended December 31, 2025 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded approximately $16 billion and $11 billion for the years ended December 31, 2025 and 2024, respectively.

(3)Includes funded commitments. For the years ended December 31, 2025 and 2024, investment commitments exited included exits of unfunded commitments of $51 million and $33 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

(5)See “ADLP” below and Note 4 to our consolidated financial statements for the year ended December 31, 2025 for more information on the ADLP (as defined below).

As of December 31, 2025 and 2024, our investments consisted of the following:

	As of December 31,
	2025		2024
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$17,143,966	$17,160,266	$10,092,681	$10,130,307
Second lien senior secured loans	430,463	429,160	157,058	158,500
Senior subordinated loans	1,003,023	1,068,842	214,927	213,500
Corporate bonds	97,600	99,063	64,700	65,312
Collateralized loan obligations	1,081,583	1,051,264	366,165	370,985
Commercial mortgage-backed securities	98,850	99,962	29,112	29,161
Private asset-backed investments	289,022	300,947	209,600	208,357
Investments in joint ventures	391,000	391,000	—	—
Preferred equity	302,430	317,476	107,984	122,570
Other equity	522,977	590,618	239,826	250,457
Total	$21,360,914	$21,508,598	$11,482,053	$11,549,149
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the year ended December 31, 2025 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.0%	9.0%	9.1%	9.1%
Total portfolio(2)	8.7%	8.7%	8.9%	8.9%
First lien senior secured loans(3)	8.5%	8.5%	8.9%	8.9%
Second lien senior secured loans(3)	10.7%	10.8%	10.2%	10.1%
Senior subordinated loans(3)	9.9%	9.3%	12.2%	12.2%
Corporate bonds(3)	7.8%	7.7%	7.8%	7.8%
Collateralized loan obligations(3)	13.5%	13.9%	11.9%	11.7%
Commercial mortgage-backed securities(3)	8.8%	8.7%	8.3%	8.3%
Private asset-backed investments(3)	9.6%	9.5%	10.3%	10.4%
Investments in joint ventures(3)	13.0%	13.0%	—%	—%
Other income producing equity securities(4)	11.7%	11.4%	12.1%	11.4%
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

For liquid investments, each position is actively monitored by the liquid credit research team members responsible for coverage of a particular company or investment. The research team tracks credit and industry specific developments, as well as price movements, for shifts in relative value that may trigger a buy or sell recommendation. Ongoing monitoring and due diligence includes, but is not limited to, interaction with management, review of company and comparable financial results, company visits, participation in industry and sell-side research conferences, conversations with ratings agencies, industry experts and real-time analysis of price movements in the credit and equity markets. Notable credit developments and/or price movements are discussed real-time with portfolio management and the trading desk and may be discussed at relevant investment committee meetings.

Set forth below is the grade distribution of our portfolio companies as of December 31, 2025 and 2024:

	As of December 31,
	2025				2024
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$559,005	2.6%	15	1.7%	$225,030	2.0%	7	1.2%
Grade 3	20,765,538	96.6	846	97.3	11,305,483	97.9	576	98.1
Grade 2	132,534	0.6	8	0.9	16,018	0.1	3	0.5
Grade 1	51,521	0.2	1	0.1	2,618	—	1	0.2
Total	$21,508,598	100.0%	870	100.0%	$11,549,149	100.0%	587	100.0%

As of December 31, 2025 and 2024, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of December 31, 2025, none of the loans were on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value).

ADLP

In October 2025, we and a large North American pension fund (the “ADLP Partner”) established ADLP LLC (the “ADLP”), a joint venture to make certain first lien senior secured loans, including unitranche loans, primarily to U.S. middle-market companies. We, and other BDCs, registered closed-end management investment companies and other affiliated investment entities managed by our investment adviser or its affiliates, may directly co-invest with the ADLP in accordance with the terms of the Co-Investment Exemptive Order. The ADLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the ADLP, including co-investment transactions made by the ADLP in accordance with the terms of the Co-Investment Exemptive Order, must be approved by an investment committee of the ADLP consisting of representatives of ours and the ADLP Partner (with approval from a representative of each required). In connection with the establishment of the ADLP and as part of the initial funding, we and the ADLP Partner sold investment commitments to the ADLP at fair value, including approximately $703 million of investment commitments sold by us. We recognized approximately $3.5 million of net realized gains from these sales.

We and the ADLP Partner provide capital to the ADLP in the form of subordinated certificates (the “ADLP Certificates”). As of December 31, 2025, we and the ADLP Partner owned 80% and 20%, respectively, of the ADLP Certificates. As of December 31, 2025, we and the ADLP Partner had committed $2.0 billion and $0.5 billion, respectively, of capital in the ADLP Certificates. The capital committed to the ADLP will only be funded upon approval of transactions by the investment committee of the ADLP. Below is a summary of the funded subordinated certificates of the ADLP.

(in thousands)	As of December 31, 2025
Total subordinated certificates funded to the ADLP(1)	$489,000
Total subordinated certificates funded to the ADLP by us(1)	$391,000
________________________________________

(1)At principal amount.

The ADLP and certain of its wholly owned subsidiaries are party to certain debt obligations. In connection with these debt obligations, we may be required to fund our subordinated certificates under certain circumstances, including upon the occurrence of an event of default by the ADLP or certain of its wholly owned subsidiaries. As of December 31, 2025, we had unfunded ADLP Certificate commitments of approximately $1.6 billion.

The ADLP Certificates pay a fixed interest rate of 10.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the ADLP portfolio, after expenses, which may result in a return to the holders of the ADLP Certificates that is greater than the stated coupon.

The amortized cost and fair value of our ADLP Certificates held by us and our yield on our investment in the ADLP Certificates at amortized cost and fair value as of December 31, 2025 were as follows:

	As of December 31, 2025
(dollar amounts in thousands)	Amortized Cost	Fair Value
Investment in the ADLP Certificates	$391,000	$391,000
Yield on the investment in the ADLP Certificates	13.0%	13.0%

The interest income and other income earned with respect to our investment in the ADLP Certificates for the period from November 12, 2025 (commencement of operations) to December 31, 2025 were as follows:

(in thousands)	For the Period from November 12, 2025 (commencement of operations) to December 31, 2025
Interest income	$4,805
Other income	$3,217

As of December 31, 2025, the ADLP portfolio was comprised of first lien senior secured loans to primarily U.S. middle-market companies in industries similar to the companies in our portfolio. Below is a summary of the ADLP portfolio as of December 31, 2025.

(dollar amounts in thousands)	As of December 31, 2025
Total investment portfolio(1)	$1,680,961
Weighted average yield of investment portfolio(2)	8.1%
Number of borrowers in the ADLP	313
Commitments to fund delayed draw loans(3)	$191,320
________________________________________

(1)At principal amount.

(2)Computed as (a) the annual stated interest rate or yield earned on accruing investments, divided by (b) total investments at principal amount.

(3)These commitments to fund delayed draw loans have been approved by the investment committee of the ADLP and will be funded if and when conditions to funding such delayed draw loans are met.

Selected financial information of the ADLP, in conformity with U.S. generally accepted accounting principles (“GAAP”), as of December 31, 2025 and for the period from November 12, 2025 (commencement of operations) to December 31, 2025 are presented below:

(in thousands)	As of December 31, 2025
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $1,682,606)	$1,681,644
Other assets	137,065
Total assets	1,818,709

Debt	1,314,200
Other liabilities	19,254
Total liabilities	1,333,454
Subordinated certificates and members’ capital	485,255
Total liabilities and members’ capital	$1,818,709

(in thousands)	For the Period from November 12, 2025 (commencement of operations) to December 31, 2025
Selected Statement of Operations Information:
Total investment income	$11,168
Interest expense	5,287
Other expenses	1,393
Total expenses	6,680
Net investment income	4,488
Net realized and unrealized losses on investments	(3,007)
Net increase in members’ capital resulting from operations	$1,481

Additional supplemental financial information for the ADLP is set forth in Exhibit 99.1 to this Form 10-K.

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

Revenues

We generate revenue primarily in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated loan investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as realized gains. Dividend income on preferred equity, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other allocable costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the year ended December 31, 2025 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the year ended December 31, 2025 for more information on the Expense Support and Conditional Reimbursement Agreement.

RESULTS OF OPERATIONS

For the years ended December 31, 2025 and 2024

Operating results for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024
Total investment income	$1,448,012	$554,209
Total expenses	735,459	265,767
Expense support	(45,915)	(36,744)
Expense support recoupment	22,519	—
Net expenses	712,063	229,023
Net investment income before income taxes	735,949	325,186
Income tax expense, including excise tax	504	787
Net investment income	735,445	324,399
Net realized gains	46,490	17,914
Net unrealized gains (losses)	(297)	63,803
Net increase in net assets resulting from operations	$781,638	$406,116

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

	For the Years Ended December 31,
(in thousands)	2025	2024
Interest income	$1,370,812	$533,862
Dividend income	26,960	6,650
Other income	50,240	13,697
Total investment income	$1,448,012	$554,209

Total investment income for the year ended December 31, 2025 increased from the comparable period in 2024 primarily due to the increase in the average size of our investment portfolio, which was partially offset by declining base rates. The average size and the weighted average yield of our portfolio at amortized cost for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(dollar amounts in thousands)	2025	2024
Average size of portfolio(1)	$16,308,028	$5,760,959
Weighted average yield on portfolio	8.6%	9.3%
_______________________________________________________________________________

(1)Includes non-interest earning investments.

Operating Expenses

	For the Years Ended December 31,
(in thousands)	2025	2024
Interest and credit facility fees	$478,004	$141,497
Base management fee	110,940	46,991
Income based fee	104,134	43,324
Capital gains incentive fee(1)	5,821	10,219
Offering expenses	1,705	3,864
Shareholder servicing and distribution fees
Class S	9,454	5,028
Class D	1,614	364
Administrative and other fees	8,135	5,794
Other general and administrative	15,652	8,686
Total expenses	735,459	265,767
Expense support	(45,915)	(36,744)
Expense support recoupment	22,519	—
Net expenses	$712,063	$229,023
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the years ended December 31, 2025 and 2024 were comprised of the following:

	For the Years Ended December 31,
(in thousands)	2025	2024
Stated interest expense(1)	$440,021	$122,243
Credit facility fees	14,306	11,316
Amortization of debt issuance costs	17,769	6,953
Accretion of discount	7,440	707
Net (gain) loss on interest rate swaps accounted for as hedge instruments and the related hedged items	(1,532)	278
Total interest and credit facility fees	$478,004	$141,497
________________________________________

(1)Includes the impact of the interest rate swaps.

Stated interest expense for the year ended December 31, 2025 increased from the comparable period in 2024 primarily due to the increase in the average principal amount of outstanding debt, partially offset by the decline in our weighted average stated interest rate of our outstanding debt which was primarily due to the decline in SOFR and to a lesser extent, the impact of lower spreads on our outstanding debt. Average outstanding debt and weighted average stated interest rate on our outstanding debt for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(dollar amounts in thousands)	2025	2024
Average outstanding debt	$7,075,314	$1,683,498
Weighted average stated interest rate on outstanding debt(1)	6.0%	7.1%
________________________________________
(1)The weighted average stated interest rate on our outstanding debt for the year ended December 31, 2025 includes the impact of the interest rate swaps. See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on the interest rate swaps.

The base management fee for the year ended December 31, 2025 increased from the comparable period in 2024 due to an increase in net assets primarily as a result of our continuous offering of Common Shares (as defined below).

The income based fee for the year ended December 31, 2025 increased from the comparable period in 2024 primarily due to the increase in pre-incentive fee net investment income, as defined in the investment advisory and management agreement.

For the years ended December 31, 2025 and 2024, the capital gains incentive fee calculated in accordance with GAAP was approximately $6 million and $10 million, respectively. The capital gains incentive fee accrual for the year ended December 31, 2025 changed from the comparable period in 2024 primarily due to net gains on investments and foreign currency transactions of approximately $46 million compared to net gains of approximately $82 million for the comparable period in 2024. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2025, there was approximately $19 million of capital gains incentive fee accrued in accordance with GAAP. As of December 31, 2025, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2025 for more information on the base management fee, income based fee and capital gains incentive fee.

Offering expenses include expenses incurred in connection with our continuous offering of Common Shares. Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the year ended December 31, 2025 for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the years ended December 31, 2025 and 2024, total other expenses was approximately $37 million and $24 million, respectively, which is comprised of offering expenses, shareholder servicing and distribution fees, administrative and other fees and other general and administrative expenses. Administrative and other fees and other general and administrative expenses for the year ended December 31, 2025 increased from comparable periods in 2024, primarily as a result of the continued portfolio growth. Other expenses for the year ended December 31, 2025 increased from the comparable periods in 2024, primarily as a result of our continuous offering of Common Shares.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2025 and 2024, we recorded a net expense of approximately $0.4 million and $1 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains/Losses

For the years ended December 31, 2025 and 2024, we recorded net realized gains on investments of approximately $46 million and $17 million, respectively, primarily from full or partial sales or repayments of certain of our portfolio investments.

For the years ended December 31, 2025 and 2024, we also recognized net realized gains on foreign currency transactions of approximately $0 million and $1 million, respectively.

For the years ended December 31, 2025 and 2024, we recorded net unrealized gains on investments, including the net change in deferred tax liabilities, of approximately $80 million and $54 million, respectively. For the years ended December 31, 2025 and 2024, we also recognized net unrealized losses on foreign currency transactions of approximately $80 million and net unrealized gains on foreign currency transactions of approximately $10 million, respectively.

For the years ended December 31, 2024 and 2023

The comparison of the fiscal years ended December 31, 2024 and 2023 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from (i) the proceeds received from the sale of common shares of beneficial interest, including Class I shares, Class S shares and Class D shares (“Common Shares”) on a continuous basis at a price per share equal to the then-current net asset value (“NAV”) per share, (ii) advances from our credit facilities (the Revolving Credit Facility, the SG Funding Facility, the SB Funding Facility and the BNP Funding Facility (each as defined below, and together, the “Credit Facilities”)), (iii) net proceeds from the issuances of other securities, including unsecured notes and debt securitizations and (iv) cash flows from operations.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our investment adviser and our administrator), (iii) the cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2025, we had approximately $305 million in cash and cash equivalents and $11.2 billion in total aggregate principal amount of outstanding debt ($11.2 billion at carrying value) and our asset coverage was 191%. Subject to borrowing base and other restrictions, we had approximately $2.4 billion available for additional borrowings under the Credit Facilities as of December 31, 2025.

We have a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding in each quarter. We may from time to time seek to retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of common stock or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under the Credit Facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity Capital Activities

We publicly offer our Common Shares on a continuous basis, pursuant to an offering registered with the SEC (the “Offering”). The purchase price per share for each class of Common Shares equals our NAV per share, as of the day preceding the effective date of the monthly share purchase. Ares Management Capital Markets LLC, our intermediary manager, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. We also engage in offerings of our unregistered Common Shares to non-U.S. investors pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.

The following table summarizes transactions in Common Shares during the year ended December 31, 2025:

	For the Year Ended December 31, 2025
(in thousands)	Shares	Amount
Class I
Subscriptions(1)	153,352	$4,218,581
Share transfers between classes	108	2,968
Distributions reinvested	6,586	180,681
Repurchased shares, net of early repurchase deduction	(27,017)	(741,892)
Net increase	133,029	$3,660,338
Class S
Subscriptions(1)	19,157	$526,705
Share transfers between classes	(264)	(7,221)
Distributions reinvested	943	25,908
Repurchased shares, net of early repurchase deduction	(1,876)	(51,409)
Net increase	17,960	$493,983
Class D
Subscriptions(1)	18,734	$514,941
Share transfers between classes	156	4,253
Distributions reinvested	830	22,816
Repurchased shares, net of early repurchase deduction	(2,081)	(56,946)
Net increase	17,639	$485,064
Total net increase	168,628	$4,639,385
____________________________________

(1)See “Recent Developments” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2025 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I shares, Class S shares and Class D shares during the year ended December 31, 2025.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36
April 30, 2025	$27.27	$27.27	$27.27
May 31, 2025	$27.42	$27.42	$27.42
June 30, 2025	$27.51	$27.51	$27.51
July 31, 2025	$27.55	$27.55	$27.55
August 31, 2025	$27.50	$27.50	$27.50
September 30, 2025	$27.58	$27.58	$27.58
October 31, 2025	$27.55	$27.55	$27.55
November 30, 2025	$27.47	$27.47	$27.47
December 31, 2025	$27.48	$27.48	$27.48

Distributions

Our board of trustees expects to declare monthly regular distributions for each class of our Common Shares. The following tables present the monthly regular distributions that were declared and payable during the year ended December 31, 2025 (dollars in thousands except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
March 10, 2025	April 30, 2025	May 22, 2025	0.21430	50,430
March 10, 2025	May 30, 2025	June 25, 2025	0.21430	52,089
March 10, 2025	June 30, 2025	July 23, 2025	0.21430	52,061
May 14, 2025	July 31, 2025	August 22, 2025	0.21430	53,575
May 14, 2025	August 29, 2025	September 24, 2025	0.21430	60,034
May 14, 2025	September 30, 2025	October 23, 2025	0.21430	63,575
August 8, 2025	October 31, 2025	November 21, 2025	0.21430	66,353
August 8, 2025	November 28, 2025	December 24, 2025	0.21430	68,097
August 8, 2025	December 31, 2025	January 23, 2026	0.21430	65,318
			$2.57160	$662,544

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
March 10, 2025	April 30, 2025	May 22, 2025	0.19519	7,233
March 10, 2025	May 30, 2025	June 25, 2025	0.19461	7,484
March 10, 2025	June 30, 2025	July 23, 2025	0.19514	7,736
May 14, 2025	July 31, 2025	August 22, 2025	0.19444	8,001
May 14, 2025	August 29, 2025	September 24, 2025	0.19441	8,333
May 14, 2025	September 30, 2025	October 23, 2025	0.19509	8,681
August 8, 2025	October 31, 2025	November 21, 2025	0.19439	8,971
August 8, 2025	November 28, 2025	December 24, 2025	0.19505	9,194
August 8, 2025	December 31, 2025	January 23, 2026	0.19447	9,229
			$2.33793	$94,459

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
March 10, 2025	April 30, 2025	May 22, 2025	0.20868	4,270
March 10, 2025	May 30, 2025	June 25, 2025	0.20851	4,629
March 10, 2025	June 30, 2025	July 23, 2025	0.20867	4,935
May 14, 2025	July 31, 2025	August 22, 2025	0.20846	5,248
May 14, 2025	August 29, 2025	September 24, 2025	0.20845	5,567
May 14, 2025	September 30, 2025	October 23, 2025	0.20865	5,707
August 8, 2025	October 31, 2025	November 21, 2025	0.20844	5,889
August 8, 2025	November 28, 2025	December 24, 2025	0.20864	6,122
August 8, 2025	December 31, 2025	January 23, 2026	0.20847	6,131
			$2.50289	$58,672

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2025 for a subsequent event relating to regular distributions declared by our board of trustees.

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

Share Repurchase Program

We have a share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Common Shares outstanding in each quarter. Our board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all. We conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all our common shareholders and filed with the SEC on Schedule TO. All shares purchased by us in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

In accordance with our share repurchase program, shares repurchased in our tender offers completed during the year ended December 31, 2025 were repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deducted 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

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

The following table presents the share repurchases completed during the year ended December 31, 2025 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2025	1,093,062	0.47%	March 20, 2025	$27.47	$29,969	—
May 31, 2025	5,280,810	1.80%	June 20, 2025	$27.42	$144,586	—
August 31, 2025	2,942,918	0.93%	September 19, 2025	$27.50	$80,915	—
November 30, 2025	21,657,274	5.65%	December 23, 2025	$27.47	$594,777	—
_______________________________________________________________________________

(1)Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2)Amounts shown net of the Early Repurchase Deduction.

(3)All repurchase requests were satisfied in full.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
	2025					2024
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,250,000	(2)	$2,523,737	$2,525,642		$1,810,000	(2)	$489,506	$489,453
SG Funding Facility	1,825,000	(3)	612,811	612,811		1,825,000	(3)	861,811	861,811
SB Funding Facility	750,000		400,000	400,000		750,000		75,000	75,000
BNP Funding Facility	1,000,000		900,000	900,000		500,000		250,000	250,000
January 2037 CLO Notes(4)	476,000		476,000	473,310	(5)	476,000		476,000	473,120	(5)
April 2038 CLO Debt(4)	350,000		350,000	348,196	(5)	—		—	—
January 2039 CLO Debt(4)	532,000		532,000	529,820	(5)	—		—	—
March 2028 Notes	1,000,000		1,000,000	1,004,008	(5)(6)	1,000,000		1,000,000	984,492	(5)(6)
September 2028 Notes	600,000		600,000	597,103	(5)(6)	—		—	—
January 2029 Notes	600,000		600,000	589,036	(5)(6)	—		—	—
August 2029 Notes	700,000		700,000	705,261	(5)(6)	700,000		700,000	687,445	(5)(6)
February 2030 Notes	750,000		750,000	731,239	(5)(6)	750,000		750,000	705,863	(5)(6)
September 2030 Notes	500,000		500,000	496,117	(5)(6)	—		—	—
January 2031 Notes	500,000		500,000	483,459	(5)(6)	—		—	—
March 2032 Notes	750,000		750,000	764,594	(5)(6)	—		—	—
Total	$13,583,000		$11,194,548	$11,160,596		$7,811,000		$4,602,317	$4,527,184
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the Credit Facilities are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $4.6 billion and $2.6 billion as of December 31, 2025 and 2024, respectively.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.5 billion and $2.0 billion as of December 31, 2025 and 2024, respectively.

(4)Excludes the January 2037 CLO Subordinated Notes, the April 2038 CLO Subordinated Notes and the January 2039 CLO Subordinated Notes (each as defined below), which were retained by us and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the September 2028 Notes, the January 2029 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes (each as defined below) as of December 31, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes as of

December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on the interest rate swaps related to these unsecured notes issuances.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our outstanding debt as of December 31, 2025 were 5.5% and 5.0 years, respectively, and as of December 31, 2024 were 6.3% and 5.0 years, respectively. The weighted average stated interest rate of all our outstanding debt as of December 31, 2025 and 2024 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on the interest rate swaps.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that allows us to borrow up to approximately $3.3 billion at any one time outstanding. As of December 31, 2025, the end of the revolving period and the stated maturity date were April 15, 2029 and April 15, 2030, respectively. As of December 31, 2025, the Revolving Credit Facility also provided for an “accordion” feature that allowed us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $4.6 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650% or 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2025, the applicable spread in effect was 1.525%. Additionally, we are required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2025, there was approximately $2.5 billion aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that allows us to borrow up to approximately $1.8 billion at any one time outstanding. The SG Funding Facility consists of an approximately $556 million term loan tranche with a stated maturity date of August 1, 2030 and an approximately $1.3 billion revolving tranche with an end of the reinvestment period and a stated maturity date of August 1, 2028 and August 1, 2030, respectively. As of December 31, 2025, the SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.5 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 1.80% per annum. In addition to the stated interest expense on the SG Funding Facility, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of December 31, 2025, there was approximately $613 million aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility. See “Recent Developments,” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2025 for a subsequent event relating to the SG Funding Facility.

SB Funding Facility

We and our wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that allows us to borrow up to $750 million at any one time outstanding. The end of the reinvestment period and the stated maturity date were October 8, 2027 and April 8, 2034, respectively. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period. As of December 31, 2025, the applicable spread in effect was 1.90%. In addition to the stated interest expense on the SB Funding Facility, ASIF Funding II is required to pay, among other fees, a commitment fee between 0.50% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility. As of December 31, 2025, there was $400 million aggregate principal amount outstanding under the SB Funding Facility and we and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility. See “Recent Developments,” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2025 for a subsequent event relating to the SB Funding Facility.

BNP Funding Facility

We and our wholly owned subsidiary, ASIF Funding III, LLC (“ASIF Funding III”), are party to a revolving funding facility with BNP Paribus and each of the other parties thereto (the “BNP Funding Facility”), that allows us to borrow up to $1 billion at any one time outstanding. The end of the reinvestment period and the stated maturity date are October 21, 2028 and October 21, 2029, respectively. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.30% during the reinvestment period and (ii) 2.30% following the reinvestment period. As of December 31, 2025, the applicable spread in effect was 1.30%. In addition to the stated interest expense on the BNP Funding Facility, ASIF Funding III is required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility. As of December 31, 2025, there was $900 million aggregate principal amount outstanding under the BNP Funding Facility and we and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

Debt Securitizations

ADL CLO 3 Debt Securitization

In November 2024, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694 million term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 3, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes and include (i) $399 million of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35 million of Class A-2 Senior Notes (the “January 2037 Class A-2 CLO Notes”); (iii) $42 million of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) approximately $218 million of subordinated notes (the “January 2037 CLO Subordinated Notes”), which do not bear interest. We retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of December 31, 2025 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2037 Class A-1 CLO Notes	Senior Secured Floating Rate	$399	January 20, 2037	SOFR+1.58%
January 2037 Class A-2 CLO Notes	Senior Secured Floating Rate	35	January 20, 2037	SOFR+1.75%
January 2037 Class B CLO Notes	Senior Secured Floating Rate	42	January 20, 2037	SOFR+1.85%
Total January 2037 CLO Secured Notes		476
January 2037 CLO Subordinated Notes	Subordinated	218	January 20, 2037	None
Total January 2037 CLO Notes		$694

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

ADL CLO 5 Debt Securitization

In April 2025, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 5 LLC (“ADL CLO 5”), completed a $499 million term debt securitization (the “ADL CLO 5 Debt Securitization”). The ADL CLO 5 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 5, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered and the loans incurred in the ADL CLO 5 Debt Securitization that mature on April 20, 2038 (collectively, the “April 2038 CLO Debt”) were issued by ADL CLO 5 pursuant to the indenture and security agreement and the credit agreement governing the April 2038 CLO Debt and include (i) $210 million of Class A-1 Senior Notes (the “April 2038 Class A-1 CLO Notes”); (ii) $75 million of Class A-1A Loans (the “April 2038 CLO Loans”); (iii) $15 million of Class A-2 Senior Notes (the “April 2038 Class A-2 CLO Notes”); (iv) $50 million of Class B Senior Notes (the “April 2038 Class B CLO Notes” and, together with the April 2038 Class A-1 CLO Notes, the April 2038 CLO Loans and the April 2038 Class A-2 CLO Notes, the “April 2038 CLO Secured Debt”); and (v) approximately $149 million of subordinated notes (the “April 2038 CLO Subordinated Notes”), which do not bear interest. We retained all of the April 2038 CLO Subordinated Notes, as such, the April 2038 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2038 CLO Notes as of December 31, 2025 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
April 2038 Class A-1 CLO Notes	Senior Secured Floating Rate	$210	April 20, 2038	SOFR+1.38%
April 2038 Class A-1A CLO Loans	Senior Secured Floating Rate	75	April 20, 2038	SOFR+1.38%
April 2038 Class A-2 CLO Notes	Senior Secured Floating Rate	15	April 20, 2038	SOFR+1.60%
April 2038 Class B CLO Notes	Senior Secured Floating Rate	50	April 20, 2038	SOFR+1.70%
Total April 2038 CLO Secured Debt		350
April 2038 CLO Subordinated Notes	Subordinated	149	April 20, 2038	None
Total April 2038 CLO Debt		$499
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

ADL CLO 8 Debt Securitization

In December 2025, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 8 LLC (“ADL CLO 8”), completed a $696 million term debt securitization (the “ADL CLO 8 Debt Securitization”). The ADL CLO 8 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 8, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered and the loans incurred in the ADL CLO 8 Debt Securitization that mature on January 20, 2039 (collectively, the “January 2039 CLO Debt”) were issued by ADL CLO 8 pursuant to the indenture and security agreement and the credit agreement governing the January 2039 CLO Debt and include (i) $356 million of Class A-1 Senior Notes (the “January 2039 Class A-1 CLO Notes”); (ii) $50 million of Class A-1A Loans (the “January 2039 CLO Loans”); (iii) $28 million of Class A-2 Senior Notes (the “January 2039 Class A-2 CLO Notes”); (iv) $42 million of Class B Senior Notes (the “January 2039 Class B CLO Notes”); (v) $56 million of Class C Senior Notes (the “January 2039 Class C CLO Notes” and, together with the January 2039 Class A-1 CLO Notes, the January 2039 CLO Loans, the January 2039 Class A-2 CLO Notes and the January 2039 Class B CLO Notes, the “January 2039 CLO Secured Debt”) and (vi) approximately $164 million of subordinated notes (the “January 2039 CLO Subordinated Notes”), which do not bear interest. We retained all of the January 2039 CLO Subordinated Notes, as such, the January 2039 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2039 CLO Notes as of December 31, 2025 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2039 Class A-1 CLO Notes	Senior Secured Floating Rate	$356	January 20, 2039	SOFR+1.40%
January 2039 Class A-1A CLO Loans	Senior Secured Floating Rate	50	January 20, 2039	SOFR+1.40%
January 2039 Class A-2 CLO Notes	Senior Secured Floating Rate	28	January 20, 2039	SOFR+1.60%
January 2039 Class B CLO Notes	Senior Secured Floating Rate	42	January 20, 2039	SOFR+1.75%
January 2039 Class C CLO Notes	Senior Secured Floating Rate	56	January 20, 2039	SOFR+2.00%
Total January 2039 CLO Secured Debt		532
January 2039 CLO Subordinated Notes	Subordinated	164	January 20, 2039	None
Total January 2039 CLO Debt		$696
The January 2039 CLO Secured Debt is the secured obligation of ADL CLO 8 and is backed by a diversified portfolio of first lien senior secured loans contributed by us to ADL CLO 8 pursuant to the terms of a contribution agreement. The interest rate charged on the January 2039 CLO Secured Debt is based on SOFR plus a blended weighted average spread of 1.50%.

Our investment adviser serves as asset manager to ADL CLO 8 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. Our investment adviser has agreed to waive any management fees from ADL CLO 8.

Unsecured Notes

We issued certain unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refer to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2025 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes(1)	$1,000	5.399%	November 21, 2024	March 15, 2028
September 2028 Notes(1)	$600	5.524%	June 9, 2025	September 9, 2028
January 2029 Notes(1)	$600	5.372%	September 15, 2025	January 15, 2029
August 2029 Notes(1)	$700	5.958%	June 5, 2024	August 15, 2029
February 2030 Notes(1)	$750	6.052%	October 2, 2024	February 15, 2030
September 2030 Notes(1)	$500	5.826%	June 9, 2025	September 9, 2030
January 2031 Notes	$500	5.150%	September 15, 2025	January 15, 2031
March 2032 Notes(1)	$750	5.563%	January 21, 2025	March 21, 2032
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

In connection with the Unsecured Notes issued by us, we have entered into interest rate swaps to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to our interest rate swaps as of December 31, 2025 is presented below.

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

See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on our interest rate swaps.

See “Recent Developments,” as well as Note 13 to our consolidated financial statements for the year ended December 31, 2025 for a subsequent event relating to an additional issuance of unsecured notes.

As of December 31, 2025, we were in compliance in all material respects with the indenture and supplemental indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In January 2026, we issued $700 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 5.550% per annum and mature on April 15, 2031 (the “April 2031 Notes”). The April 2031 Notes pay interest semi-annually and all principal is due upon maturity. The April 2031 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the April 2031 Notes, and any accrued and unpaid interest. The April 2031 Notes were issued at a discount to the principal amount. In connection with the April 2031 Notes, we entered into an interest rate swap for a total notional amount of $700 million that matures on April 15, 2031. Under the interest rate swap, we will receive a fixed interest rate of 5.550% and pay a floating interest rate based on one-month SOFR plus 1.875%.

In January 2026, we and ASIF Funding II entered into an agreement to amend the SB Funding Facility. The amendment, among other things, (a) increased the total commitments under the SB Funding Facility by $750 million from $750 million to $1.5 billion, of which $375 million will become available after the nine month period following the closing date, (b) extended the reinvestment period from October 8, 2027 to July 29, 2028, (c) extended the stated maturity date from April 8, 2034 to January 29, 2035, (d) adjusted the interest rate charged on the SB Funding Facility from SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period to SOFR plus an applicable margin of (i) 1.80% during the reinvestment period and (ii) 2.00% following the reinvestment period and (e) adjusted the commitment fee to provide that no such fee will be charged for the first three months after the closing date with respect to the amount of the increase in total commitments under the SB Funding Facility on the closing date. Otherwise, from the closing date, the amendment provides that the commitment fee is adjusted from (x) 0.50% or 1.00% per annum to (y) 0.50%, 0.75% or 1.00% per annum, in each case depending on the aggregate amount of unused commitments under the SB Funding Facility. The other terms of the SB Funding Facility remained materially unchanged.

In February 2026, we and ASIF Funding I entered into an agreement to amend the SG Funding Facility. The amendment, among other things, increased the total commitments under the SG Funding Facility by $500 million from $1.825 billion to $2.325 billion. Pursuant to the terms of the amendment, the interest rate charged on the SG Funding Facility (i) with respect to the incremental $500 million commitment of revolving loans and term loans, is at an applicable margin of 1.75% per annum, and (ii) with respect to the existing $1.825 billion commitment, remains at an applicable margin of 1.80% per annum, plus, in each case, an applicable benchmark (Term SOFR, Daily Compounded CORRA, Daily Simple CORRA, or EURIBOR). The other terms of the SG Funding Facility remained materially unchanged.

Effective January 1, 2026, we issued and sold 7,416,490 Common Shares (consisting of 5,844,809 Class I shares, 816,295 Class S shares and 755,386 Class D shares at an offering price of $27.48 per share for each class of shares), and we received approximately $204 million as payment for such shares.

Effective February 1, 2026, we issued and sold 8,219,795 Common Shares (consisting of 6,526,769 Class I shares, 636,012 Class S shares and 1,057,014 Class D shares at an offering price of $27.26 per share for each class of shares), and we received approximately $224 million as payment for such shares.

We received approximately $280 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective March 1, 2026. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of February 2026 (the “February NAV”), which is generally expected to be available within 20 business days after March 1, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the February NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, March 1, 2026.

As previously disclosed, on November 14, 2025, we announced the declaration of regular monthly gross distributions for February and March 2026, in each case for each class of our Common Shares. As previously disclosed, on January 7, 2026, we announced the declaration of regular monthly gross distributions for April, May and June 2026, in each case for each class of our Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
February 27, 2026	March 25, 2026	$0.21430	$0.21430	$0.21430
March 31, 2026	April 23, 2026	$0.21430	$0.21430	$0.21430
April 30, 2026	May 21, 2026	$0.21430	$0.21430	$0.21430
May 29, 2026	June 24, 2026	$0.21430	$0.21430	$0.21430
June 30, 2026	July 23, 2026	$0.21430	$0.21430	$0.21430
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2025 for more information on our critical accounting policies.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued monthly at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of our independent third‑party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments at least monthly, beginning as of the third quarter after origination (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our financial statement audit.

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

See Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2025 for more information on our valuation process.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations,” “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business and Structure—Inflation has impacted and may in the future adversely affect our business, results of operations and the financial condition of our portfolio companies.”

Investment Valuation Risk

Investments in our portfolio that do not have a readily available market value are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the IVPs that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least monthly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2025 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates, including the current interest rate environment”.

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

As of December 31, 2025, 89% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the ADLP Certificates which accounted for 2% of our total investments at fair value), 8% bore interest at fixed rates and 3% were non-income producing. Additionally, excluding our investment in the ADLP Certificates, 69% of the variable rate investments at fair value contained interest rate floors. The Credit Facilities, the January 2037 CLO Notes, the April 2038 CLO Debt and the January 2039 CLO Debt bear interest at variable rates with no interest rate floors. The Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. The January 2031 Notes have been swapped from a fixed rate to a floating rate through a forward-starting interest rate swap, effective July 15, 2026. See Note 5 to our consolidated financial statements for the year ended December 31, 2025 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our December 31, 2025 consolidated statement of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$553	$321	$232
Up 200 basis points	$382	$214	$168
Up 100 basis points	$193	$107	$86
Down 100 basis points	$(193)	$(107)	$(86)
Down 200 basis points	$(382)	$(214)	$(168)
Down 300 basis points	$(553)	$(321)	$(232)
________________________________________

(1)Includes the impact to interest expense related to the interest rate swaps with respect to the March 2028 Notes, September 2028 Notes, January 2029 Notes, August 2029 Notes, February 2030 Notes, September 2030 Notes and March 2032 Notes.

(2)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the year ended December 31, 2025 for more information on the income based fee.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Fund's internal control over financial reporting was effective as of December 31, 2025.

(c)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Fund’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number	Document
3.1	Fourth Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Current Report on Form 8-K, filed on May 25, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Current Report on Form 8-K, filed on May 25, 2023).
4.1	Form of Public Offering Subscription Agreement (incorporated by reference to Appendix A to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-286709), filed on June 17, 2025).
4.2	Description of Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4.2 to the Fund’s Annual Report on Form 10-K, filed on March 14, 2024).
4.3	Indenture, dated as of June 5, 2024, by and between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on June 5, 2024).
4.4	First Supplemental Indenture, dated as of June 5, 2024, relating to the 6.350% Notes due 2029, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on June 5, 2024).
4.5	Form of 6.350% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on June 5, 2024).
4.6	Second Supplemental Indenture, dated as of October 2, 2024, relating to the 5.600% Notes due 2030, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on October 2, 2024).
4.7	Form of 5.600% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on October 2, 2024).
4.8	Third Supplemental Indenture, dated as of November 21, 2024, relating to the 5.700% Notes due 2028, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on November 21, 2024).
4.9	Form of 5.700% Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on November 21, 2024).
4.10	Fourth Supplemental Indenture, dated as of January 21, 2025, relating to the 6.200% Notes due 2032, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on January 21, 2025).
4.11	Form of 6.200% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on January 21, 2025).
4.12	Fifth Supplemental Indenture, dated as of June 9, 2025, relating to the 5.450% Notes due 2028, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
4.13	Form of 5.450% Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
4.14	Sixth Supplemental Indenture, dated as of June 9, 2025, relating to the 5.800% Notes due 2030, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
4.15	Form of 5.800% Notes due 2030 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).

Exhibit Number	Document
4.16	Seventh Supplemental Indenture, dated as of September 15, 2025, relating to the 4.850% Notes due 2029, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
4.17	Form of 4.850% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
4.18	Eighth Supplemental Indenture, dated as of September 15, 2025, relating to the 5.150% Notes due 2031, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
4.19	Form of 5.150% Notes due 2031 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
4.20	Ninth Supplemental Indenture, dated as of January 29, 2026, relating to the 5.550% Notes due 2031, between Ares Strategic Income Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on January 29, 2026).
4.21	Form of 5.550% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on January 29, 2026).
4.22	Indenture, dated as of November 14, 2024, by and between Ares Direct Lending CLO 3 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
4.23	Form of Class A-1 Senior Floating Rate Notes due 2037 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
4.24	Form of Class A-2 Senior Floating Rate Notes due 2037 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
4.25	Form of Class B Senior Floating Rate Notes due 2037 (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
4.26	Form of Subordinated Notes due 2037 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
4.27	Indenture and Security Agreement, dated as of April 10, 2025, by and between Ares Direct Lending CLO 5 LLC, as issuer, and U.S. Bank Trust Company, National Association, as collateral trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.28	Form of Class A-1 Senior Floating Rate Notes due 2038 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.29	Form of Class A-2 Senior Floating Rate Notes due 2038 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.30	Form of Class B Senior Floating Rate Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.31	Form of Subordinated Notes due 2038 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
4.32	Indenture and Security Agreement, dated as of December 18, 2025, by and between Ares Direct Lending CLO 8 LLC, as issuer, and U.S. Bank Trust Company, National Association, as collateral trustee (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
4.33	Form of Class A-1 Senior Floating Rate Notes due 2039 (incorporated by reference to Exhibit 4.2 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
4.34	Form of Class A-2 Senior Floating Rate Notes due 2039 (incorporated by reference to Exhibit 4.3 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
4.35	Form of Class B Senior Floating Rate Notes due 2039 (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
4.36	Form of Class C Senior Floating Rate Notes due 2039 (incorporated by reference to Exhibit 4.5 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
4.37	Form of Subordinated Notes due 2039 (incorporated by reference to Exhibit 4.6 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
10.1	Third Amended and Restated Multiple Class Plan (incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q, filed on August 13, 2024).
10.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.3	Third Amended and Restated Investment Advisory and Management Agreement*

Exhibit Number	Document
10.4	Amended and Restated Intermediary Manager Agreement (incorporated by reference to Exhibit (h)(3) to the Fund’s Post-Effective Amendment No. 7 Registration Statement on Form N-2 (File No. 333-286709), filed on December 22, 2025).
10.5	Form of Selected Intermediary Manager Agreement (Included as Exhibit A to the Amended and Restated Intermediary Manager Agreement) (incorporated by reference to Exhibit (h)(4) to the Fund’s Post-Effective Amendment No. 7 Registration Statement on Form N-2 (File No. 333-286709), filed on December 22, 2025).
10.6	Amended and Restated Distribution and Shareholder Servicing Plan (incorporated by reference to Exhibit (h)(6) to the Fund’s Post-Effective Amendment No. 7 Registration Statement on Form N-2 (File No. 333-286709), filed on December 22, 2025).
10.7	Custody Agreement (incorporated by reference to Exhibit (j)(1) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.8	Document Custody Agreement (incorporated by reference to Exhibit (j)(2) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.9	Second Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on September 12, 2024).
10.10	Transfer Agency Services Agreement (incorporated by reference to Exhibit (k)(2) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.11	Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Adviser (incorporated by reference to Exhibit (k)(3) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.12	Form of Indemnification Agreement by and between the Registrant and each of its Trustees and certain of its officers (incorporated by reference to Exhibit (k)(4) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.13	Form of Indemnification Agreement by and between the Registrant and members of the Investment Committee of the Adviser (incorporated by reference to Exhibit (k)(5) to the Fund’s Pre-Effective Registration Statement on Form N-2 (File No. 333-264145), filed on December 2, 2022).
10.14	Amended and Restated Senior Secured Credit Agreement, dated as of April 15, 2024, by and among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on April 19, 2024).
10.15	Second Amended and Restated Senior Secured Credit Agreement, dated as of April 15, 2025, by and among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on April 21, 2025).
10.16	Commitment Increase Agreement, dated as of October 25, 2024, among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 in the Fund’s Quarterly Report on Form 10-Q, filed on November 8, 2024).
10.17	Loan and Servicing Agreement, dated as of July 26, 2023, among ASIF Funding I, LLC as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent, the collateral agent and collateral administrator party, and the document custodian party (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 1, 2023).
10.18	Amendment No. 1 to the Loan and Servicing Agreement, dated as of December 19, 2023, among ASIF Funding I, LLC as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent and swingline lender, the collateral agent and collateral administrator party, and the document custodian party (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on December 22, 2023).
10.19	Amendment No. 2 to the Loan and Servicing Agreement, dated as of February 9, 2024, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time parties thereto, Société Générale, as agent and swingline lender, the collateral agent and collateral administrator party, and the document custodian party (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on February 13, 2024).
10.20	Amendment No. 3 to the Loan and Servicing Agreement, dated as of February 27, 2024, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time party thereto, Société Générale, as agent and swingline lender, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on March 4, 2024).
10.21	Omnibus Amendment to Transaction Documents, dated as of August 28, 2024, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as servicer, the lenders from time to time party thereto, and Société Générale, as agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 30, 2024).

Exhibit Number	Document
10.22	Amendment No. 5 to the Loan and Servicing Agreement, dated as of February 21, 2025, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as equityholder and servicer, the lenders from time to time party thereto, Société Générale, as agent and swingline lender, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian (incorporated by reference to Exhibit 10.21 to the Fund’s Annual Report on Form 10-K, filed on March 10, 2025).
10.23	Amendment No. 6 to the Loan and Servicing Agreement, dated as of August 1, 2025, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as servicer, the lenders from time to time party thereto, and Société Générale, as agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 6, 2025).
10.24	Amendment No. 7 to the Loan and Servicing Agreement, dated as of December 5, 2025, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as servicer, the lenders from time to time party thereto, and Société Générale, as agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on December 8, 2025).
10.25	Amendment No. 8 to the Loan and Servicing Agreement, dated as of February 6, 2026, among ASIF Funding I, LLC, as borrower, Ares Strategic Income Fund, as servicer, the lenders from time to time party thereto, and Société Générale, as agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on February 11, 2026).
10.26	Credit Agreement, dated as of March 1, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer, the lenders from time to time party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian and document custodian (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on March 6, 2024).
10.27	Amendment No. 1 to Credit Agreement, dated as of August 2, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 7, 2024).
10.28	Amendment No. 2 to Credit Agreement, dated as of August 29, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.5 to the Fund’s Quarterly Report on Form 10-Q, filed on November 8, 2024).
10.29	Amendment No. 3 to Credit Agreement, dated as of October 4, 2024, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.6 to the Fund’s Quarterly Report on Form 10-Q, filed on November 8, 2024).
10.30	Amendment No. 4 to Credit Agreement, dated as of April 8, 2025, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.31	Amendment No. 5 to Credit Agreement, dated as of May 21, 2025, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender*
10.32	Amendment No. 6 to Credit Agreement, dated as of January 29, 2026, among ASIF Funding II, LLC, as borrower, Ares Strategic Income Fund, as parent and servicer and The Bank of Nova Scotia, as administrative agent and revolving lender (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on February 4, 2026).
10.33	Contribution Agreement, dated as of July 26, 2023, among Ares Strategic Income Fund, as transferor, and ASIF Funding I, LLC, as transferee (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on August 1, 2023).
10.34	Contribution Agreement, dated as of March 1, 2024, among Ares Strategic Income Fund, as transferor, and ASIF Funding II, LLC, as transferee (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on March 6, 2024).
10.35	Commitment Increase Agreement, dated as of July 31, 2023, among Ares Strategic Income Fund, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K, filed on August 1, 2023).
10.36	Trademark License Agreement (incorporated by reference to Exhibit 10.24 to the Fund’s Annual Report on Form 10-K, filed on March 14, 2024).
10.37	Registration Rights Agreement, dated as of June 9, 2025, relating to the 5.450% Notes due 2028 by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.6 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).

Exhibit Number	Document
10.38	Registration Rights Agreement, dated as of June 9, 2025, relating to the 5.800% Notes due 2030 by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.7 to the Fund’s Current Report on Form 8-K, filed on June 9, 2025).
10.39	Registration Rights Agreement, dated as of September 15, 2025, relating to the 4.850% Notes due 2029, by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.6 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
10.40	Registration Rights Agreement, dated as of September 15, 2025, relating to the 5.150% Notes due 2031, by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.7 to the Fund’s Current Report on Form 8-K, filed on September 15, 2025).
10.41	Registration Rights Agreement, dated as of January 29, 2026, relating to the 5.550% Notes due 2031, by and among Ares Strategic Income Fund and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Fund’s Current Report on Form 8-K, filed on January 29, 2026).
10.42	Collateral Administration Agreement, dated as of November 14, 2024, by and between Ares Direct Lending CLO 3 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
10.43	Asset Management Agreement, dated as of November 14, 2024, by and between Ares Direct Lending CLO 3 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
10.44	Master Purchase and Sale Agreement, dated as of November 14, 2024, by and between Ares Strategic Income Fund, as seller, and Ares Direct Lending CLO 3 LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
10.45	Contribution Agreement, dated as of November 14, 2024, by and between Ares Strategic Income Fund, as transferor, and Ares Direct Lending CLO 3 LLC, as transferee (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K, filed on November 20, 2024).
10.46	Class A-1A Credit Agreement, dated as of April 10, 2025, by and among Ares Direct Lending CLO 5 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.47	Collateral Administration Agreement, dated as of April 10, 2025, by and between Ares Direct Lending CLO 5 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.48	Asset Management Agreement, dated as of April 10, 2025, by and between Ares Direct Lending CLO 5 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.49	Master Purchase and Sale Agreement, dated as of April 10, 2025, by and between Ares Strategic Income Fund, as seller, and Ares Direct Lending CLO 5 LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.50	Contribution Agreement, dated as of April 10, 2025, by and between Ares Strategic Income Fund, as transferor, and Ares Direct Lending CLO 5 LLC, as transferee (incorporated by reference to Exhibit 10.6 to the Fund’s Current Report on Form 8-K, filed on April 14, 2025).
10.51	Class A-1A Credit Agreement, dated as of December 18, 2025, by and among Ares Direct Lending CLO 8 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
10.52	Collateral Administration Agreement, dated as of December 18, 2025, by and between Ares Direct Lending CLO 8 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
10.53	Asset Management Agreement, dated as of December 18, 2025, by and between Ares Direct Lending CLO 8 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
10.54	Master Purchase and Sale Agreement, dated as of December 18, 2025, by and between Ares Strategic Income Fund, as seller, and Ares Direct Lending CLO 8 LLC, as buyer (incorporated by reference to Exhibit 10.4 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).

Exhibit Number	Document
10.55	Contribution Agreement, dated as of December 18, 2025, by and between Ares Strategic Income Fund, as transferor, and Ares Direct Lending CLO 8 LLC, as transferee (incorporated by reference to Exhibit 10.5 to the Fund’s Current Report on Form 8-K, filed on December 22, 2025).
10.56	Revolving Credit and Security Agreement, dated as of November 26, 2024, among ASIF Funding III, LLC, as borrower, the lenders from time to time party thereto, BNP Paribas, as administrative agent, Ares Strategic Income Fund, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on December 3, 2024).
10.57	First Amendment to the Revolving Credit and Security Agreement and Termination Agreement, dated as of October 21, 2025, among ASIF Funding III, LLC, as borrower, BNP Paribas, as administrative agent and lender, Ares Strategic Income Fund, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on October 23, 2025).
10.58	Contribution Agreement, dated as of November 26, 2024, among Ares Strategic Income Fund, as transferor, and ASIF Funding III, LLC, as transferee (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed on December 3, 2024).
10.59	Facility Agreement, dated as of December 12, 2024, among Ares Dino TopCo 2 Sarl, as parent, Ares Dino Holdco 2 Sarl, as borrower, Goldman Sachs Bank USA, as arranger, Alter Domus Agency Services (UK) Limited, as facility agent, Alter Domus Trustees (UK) Limited, as security agent and trustee and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.41 to the Fund’s Annual Report on Form 10-K, filed on March 10, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Fund’s Annual Report on Form 10-K, filed on March 10, 2025).
21.1	Subsidiaries of Ares Strategic Income Fund*
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Supplemental Financial Information of ADLP LLC (unaudited) as of December 31, 2025*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Ares Strategic Income Fund:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Ares Strategic Income Fund and subsidiaries (the Fund), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodians, agent banks, and brokers, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Los Angeles, California
March 9, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of December 31,
	2025	2024

ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$21,014,437	$11,462,556
Non-controlled affiliate company investments	103,161	86,593
Controlled affiliate company investments	391,000	—
Total investments at fair value (amortized cost of $21,360,914 and $11,482,053, respectively)	21,508,598	11,549,149
Cash and cash equivalents	304,711	165,777
Restricted cash	137,150	4,650
Interest receivable	217,678	110,917
Receivable for open trades	375,834	254,059
Other assets	165,189	65,362
Total assets	$22,709,160	$12,149,914
LIABILITIES
Debt	$11,160,596	$4,527,184
Base management fee payable	11,670	6,272
Income based fee payable	33,854	15,830
Capital gains incentive fee payable	19,145	13,324
Interest and facility fees payable	138,409	58,448
Payable for open trades	275,498	1,537,150
Interest rate swap collateral payable	137,150	4,650
Accounts payable and other liabilities	69,943	40,568
Deferred tax liabilities	5,487	—
Secured borrowing	269,433	—
Distribution payable	80,819	45,138
Distribution and servicing fees payable	1,112	654
Total liabilities	12,203,116	6,249,218
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 382,315 and 213,687 common shares issued and outstanding, respectively	3,823	2,137
Capital in excess of par value	10,428,747	5,797,967
Accumulated undistributed earnings	73,474	100,592
Total net assets	10,506,044	5,900,696
Total liabilities and net assets	$22,709,160	$12,149,914

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$8,393,572	$4,761,183
Common shares outstanding ($0.01 par value, unlimited shares authorized)	305,450	172,421
Net asset value per share	$27.48	$27.61
Class S Shares:
Net assets	$1,304,117	$814,414
Common shares outstanding ($0.01 par value, unlimited shares authorized)	47,452	29,493
Net asset value per share	$27.48	$27.61
Class D Shares:
Net assets	$808,355	$325,099
Common shares outstanding ($0.01 par value, unlimited shares authorized)	29,413	11,773
Net asset value per share	$27.48	$27.61
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$1,289,999	$511,673	$104,906
PIK interest income	67,603	18,151	3,134
Dividend income	26,960	6,650	277
Other income	46,711	13,636	1,492
Total investment income from non-controlled/non-affiliate company investments	1,431,273	550,110	109,809
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	5,723	2,879	—
PIK interest income	2,682	1,159	—
Other income	312	61	—
Total investment income from non-controlled affiliate company investments	8,717	4,099	—
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	4,805	—	—
Other income	3,217	—	—
Total investment income from controlled affiliate company investments	8,022	—	—
Total investment income	1,448,012	554,209	109,809
EXPENSES:
Interest and credit facility fees	478,004	141,497	24,798
Base management fee	110,940	46,991	9,713
Income based fee	104,134	43,324	7,622
Capital gains incentive fee	5,821	10,219	3,162
Offering expenses	1,705	3,864	4,123
Shareholder servicing and distribution fees
Class S	9,454	5,028	657
Class D	1,614	364	36
Administrative and other fees	8,135	5,794	3,018
Other general and administrative	15,652	8,686	4,009
Total expenses	735,459	265,767	57,138
Expense support (Note 3)	(45,915)	(36,744)	(16,762)
Expense support recoupment (Note 3)	22,519	—	—
Net expenses	712,063	229,023	40,376
NET INVESTMENT INCOME BEFORE INCOME TAXES	735,949	325,186	69,433
Income tax expense, including excise tax	504	787	946
NET INVESTMENT INCOME	735,445	324,399	68,487
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	46,298	16,710	6,381
Non-controlled affiliate company investments	5	1	—
Foreign currency transactions	187	1,203	(126)
Net realized gains	46,490	17,914	6,255
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	85,882	49,237	20,415
Non-controlled affiliate company investments	(768)	4,220	—
Foreign currency transactions	(79,925)	10,346	(1,118)
Net change in deferred tax liabilities	(5,486)	—	—
Net unrealized gains (losses)	(297)	63,803	19,297
Net realized and unrealized gains on investments and foreign currency transactions	46,193	81,717	25,552
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$781,638	$406,116	$94,039

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	7.72%	SOFR (M)	4.00%		08/2030		$21,809.6	$21,791.2	$20,991.8	(2)(8)
ACP Avenu Midco LLC (11)	First lien senior secured loan	8.74%	SOFR (Q)	4.75%		10/2029		25,340.3	25,006.6	25,340.3	(2)(8)(13)
Actfy Buyer, Inc. (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		05/2031		31,518.2	31,013.2	31,518.2	(2)(8)(13)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (11)	First lien senior secured loan	8.92%	SOFR (Q)	5.25%		07/2030		17,569.5	17,293.5	17,569.5	(2)(6)(8)(13)
	Limited partnership interest				10/2023		100,000		110.5	136.4	(2)(6)(13)
									17,404.0	17,705.9
Adonis Bidco Inc. (11)	First lien senior secured loan	9.42% (3.00% PIK)	SOFR (Q)	5.75%		02/2032		108,923.7	107,058.0	108,923.7	(2)(8)(13)
	First lien senior secured loan	9.17%	SOFR (Q)	5.50%		02/2032		5,111.1	4,831.8	5,111.1	(2)(8)(13)
									111,889.8	114,034.8
AI Titan Parent, Inc. (11)	First lien senior secured loan	8.22%	SOFR (M)	4.50%		08/2031		55,641.3	55,167.9	55,641.3	(2)(8)(13)
Applied Systems, Inc.	First lien senior secured loan	6.17%	SOFR (Q)	2.50%		02/2031		50,023.1	49,970.8	50,283.8	(2)
Aptean, Inc. and Aptean Acquiror Inc. (11)	First lien senior secured revolving loan	8.49%	SOFR (M)	4.75%		01/2031		1,219.1	1,190.0	1,219.1	(2)(8)(13)
	First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%		01/2031		135.5	132.2	135.5	(2)(8)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.75%		01/2031		48,166.6	47,931.1	48,166.6	(2)(8)(13)
									49,253.3	49,521.2
Archduke Buyer, Inc. (11)	First lien senior secured loan	9.27%	SOFR (Q)	5.50%		12/2032		38,211.5	37,833.8	37,829.4	(2)(8)(13)
Arrow Borrower 2025, Inc. (11)	First lien senior secured loan	8.15%	SOFR (Q)	4.25%		10/2032		85,897.7	85,481.3	85,468.2	(2)(8)(13)
Artifact Bidco, Inc. (11)	First lien senior secured loan	7.82%	SOFR (Q)	4.15%		07/2031		21,481.3	21,310.5	21,481.3	(2)(8)(13)
Aston Bidco (Holding) Limited	First lien senior secured loan	9.97%	SONIA (Q)	6.00%		07/2032		100,728.8	96,588.5	100,728.8	(2)(6)(8)(13)
Avalara, Inc.	First lien senior secured loan	6.42%	SOFR (Q)	2.75%		03/2032		42,965.2	42,965.2	43,120.3	(2)
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc. (11)(12)	First lien senior secured loan	8.98%	SOFR (M)	5.25%		01/2031		9,818.9	9,422.8	9,818.9	(2)(6)(13)
	Series A preferred shares	14.00% PIK			01/2025		30,578		28,618.6	33,723.6	(2)(6)(13)
									38,041.4	43,542.5
BCTO Ignition Purchaser, Inc.	Senior subordinated loan	11.37% PIK	SOFR (Q)	7.50%		10/2030		31,639.5	31,170.4	31,639.5	(2)(8)(13)
BEP Intermediate Holdco, LLC	First lien senior secured loan	6.47%	SOFR (M)	2.75%		04/2031		16,158.2	16,216.8	16,279.4	(2)
Bizzdesign Holding BV	First lien senior secured loan	8.52%	Euribor (Q)	6.50%		10/2031		3,228.5	2,828.5	3,228.5	(2)(6)(8)(13)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (11)	First lien senior secured loan	8.44%	SOFR (Q)	4.75%		06/2030		13,102.7	12,894.3	13,102.7	(2)(8)(13)
	Class A-1 units				06/2023		113,541		113.5	120.8	(13)
									13,007.8	13,223.5
Boost Newco Borrower, LLC	First lien senior secured loan	5.67%	SOFR (Q)	2.00%		01/2031		118,836.3	118,971.0	118,911.2	(2)
	First lien senior secured loan	4.27%	Euribor (Q)	2.25%		01/2031		11,859.0	11,817.0	11,867.9	(2)
									130,788.0	130,779.1
Businessolver.com, Inc. (11)	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		12/2032		13,309.7	13,243.9	13,276.4	(2)(8)(13)
Calabrio, Inc.	First lien senior secured loan	7.84%	SOFR (Q)	4.00%		11/2032		12,400.0	11,787.4	11,656.0	(2)
Capnor Connery Bidco A/S (11)	First lien senior secured loan	8.31%	Euribor (Q)	6.25%		10/2030		76,236.5	74,814.9	76,236.1	(2)(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	7.74%	Euribor (Q)	5.75%		10/2030		4,692.4	4,604.9	4,692.4	(2)(6)(13)
									79,419.8	80,928.5
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P. (11)	First lien senior secured loan	9.47%	SOFR (M)	5.75%		09/2031		25,101.7	24,742.2	24,725.2	(2)(8)(13)
	Senior subordinated loan	13.00% PIK				09/2033		20,577.6	20,185.2	20,166.1	(2)(13)
	Limited partnership interests				09/2025		4,478,000		4,486.8	4,478.0	(2)(13)
									49,414.2	49,369.3
CBTS Borrower, LLC and CBTS TopCo, L.P. (11)	First lien senior secured loan	14.50% PIK	SOFR (Q)	10.00%		12/2030		8,899.4	8,583.8	9,287.9	(2)(8)(13)
	Series A-2 preferred shares	8.00% PIK			12/2024		1,200,000		1,307.6	1,310.4	(2)(13)
									9,891.4	10,598.3
Central Parent Inc.	First lien senior secured loan	6.92%	SOFR (Q)	3.25%		07/2029		16,059.5	14,911.0	13,563.5	(2)
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (11)	First lien senior secured loan	9.47%	SOFR (M)	5.75%		04/2030		36,697.8	36,077.5	36,697.8	(2)(8)(13)
	Series A preferred stock	15.00% PIK			04/2024		22,759		28,600.2	29,283.0	(2)(13)
									64,677.7	65,980.8
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	6.92%	SOFR (Q)	3.25%		08/2032		66,492.2	66,492.2	66,534.0	(2)
	First lien senior secured loan	6.92%	SOFR (Q)	3.25%		03/2031		64,061.5	63,963.4	64,111.5	(2)
	First lien senior secured notes	8.25%				06/2032		100.0	100.0	104.5	(2)
	Second lien senior secured notes	9.00%				09/2029		13,100.0	13,100.0	13,639.6	(2)
									143,655.6	144,389.6
Computer Services, Inc. (11)	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		11/2031		57,920.9	57,637.9	57,920.9	(2)(8)(13)
Conservice Midco, LLC	First lien senior secured loan	6.47%	SOFR (M)	2.75%		05/2030		78,664.5	78,733.5	78,738.5	(2)
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (11)	First lien senior secured loan	8.34%	SOFR (Q)	4.50%		11/2032		34,289.4	34,121.4	34,117.9	(2)(6)(8)(13)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	First lien senior secured loan	7.58%	SOFR (M)	3.75%		10/2028		108,522.3	103,634.1	99,297.9	(2)(8)
	Second lien senior secured loan	10.33%	SOFR (M)	6.50%		10/2029		77,782.3	71,675.1	70,781.9	(2)(8)(13)
									175,309.2	170,079.8
Coupa Holdings, LLC and Coupa Software Incorporated (11)	First lien senior secured loan	9.09%	SOFR (Q)	5.25%		02/2030		4,521.3	4,454.1	4,521.3	(2)(8)(13)
Cyber US Bidco LLC, Cyber Bidco Limited, and Cyber Midco Limited (11)	First lien senior secured loan	8.69%	SOFR (S)	5.00%		12/2032		11,230.2	11,117.9	11,230.2	(2)(6)(8)(13)
Databricks, Inc. (11)	First lien senior secured loan	8.27%	SOFR (M)	4.50%		01/2031		87.8	87.4	87.8	(2)(13)
Dedomena Bidco Limited (11)	First lien senior secured loan	9.24%	SONIA (Q)	5.50%		06/2032		949.9	937.5	949.9	(2)(6)(8)(13)
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P. (11)	First lien senior secured loan	9.47%	SOFR (M)	5.75%		07/2030		46,297.9	45,662.5	45,603.4	(2)(8)(13)
	Second lien senior secured loan	10.72%	SOFR (M)	7.00%		02/2029		31,816.7	29,460.8	28,496.0	(2)
									75,123.3	74,099.4
Diligent Corporation (11)	First lien senior secured revolving loan	8.75%	SOFR (Q)	5.00%		08/2030		1,212.3	1,183.9	1,160.7	(2)(8)(10)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.82%	SOFR (Q)	5.00%		08/2030		19,938.3	19,828.7	19,738.9	(2)(8)(13)
									21,012.6	20,899.6
Disco Parent, Inc.	First lien senior secured loan	7.07%	SOFR (Q)	3.25%		08/2032		3,246.3	3,262.2	3,262.5	(2)(13)
Doxim Inc. (11)	First lien senior secured loan	10.22%	SOFR (M)	6.50%		11/2027		96,040.7	95,200.7	95,080.3	(2)(6)(8)(13)
DriveCentric Holdings, LLC (11)	First lien senior secured loan	8.18%	SOFR (Q)	4.50%		08/2031		25,659.6	25,439.6	25,659.6	(2)(8)(13)
Echo Purchaser, Inc. (11)	First lien senior secured loan	9.22%	SOFR (M)	5.50%		11/2029		27,930.0	27,581.8	27,930.0	(2)(8)(13)
ECi Macola/MAX Holding, LLC	First lien senior secured loan	6.42%	SOFR (Q)	2.75%		05/2030		27,870.7	27,916.2	27,988.3	(2)(8)
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (11)	First lien senior secured loan	8.25%	SOFR (M)	4.50%		09/2031		107,819.5	106,944.4	107,819.5	(2)(8)(13)
	Preferred units	12.50% PIK			09/2024		304		3,506.3	3,567.0	(2)(13)
	Class A common units				09/2024		261		261.0	279.7	(2)(13)
									110,711.7	111,666.2
Edition Holdings, Inc. and Enverus, Inc. (11)	First lien senior secured loan	8.20%	SOFR (M)	4.50%		12/2032		70,105.0	69,843.6	69,842.1	(2)(8)(13)
Edmunds Govtech, Inc. (11)	First lien senior secured revolving loan	7.42%	SOFR (Q)	3.75%		02/2030		301.4	297.3	301.4	(2)(8)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		02/2031		3,257.8	3,191.3	3,257.8	(2)(8)(13)
									3,488.6	3,559.2
Einstein Parent, Inc. (11)	First lien senior secured loan	10.36%	SOFR (Q)	6.50%		01/2031		16,100.7	15,829.3	16,100.7	(2)(8)(13)
Ensono, Inc.	First lien senior secured loan	7.83%	SOFR (M)	4.00%		05/2028		31,825.4	31,660.9	31,782.1	(2)(8)
Entrata Inc	First lien senior secured loan	6.72%	SOFR (M)	3.00%		09/2032		3,571.9	3,582.0	3,589.8	(2)(13)
Epicor Software Corporation	First lien senior secured loan	6.22%	SOFR (M)	2.50%		05/2031		46,725.1	46,722.6	46,850.8	(2)(8)
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		01/2032		77,899.0	77,234.8	77,899.0	(2)(8)(13)
ESHA Intermediate, LLC (11)	First lien senior secured loan	8.44%	SOFR (Q)	4.75%		12/2032		13,959.5	13,820.5	13,889.7	(2)(8)(13)
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	First lien senior secured loan	10.97%	SOFR (Q)	7.25%		09/2029		6,193.4	6,116.7	6,255.3	(2)(6)(8)(13)
Flexera Software LLC (11)	First lien senior secured loan	8.47%	SOFR (Q)	4.75%		08/2032		110,869.9	109,926.5	110,592.7	(2)(8)(13)
	First lien senior secured loan	6.43%	Euribor (M)	4.50%		08/2032		7,891.3	7,847.9	7,871.6	(2)(8)(13)
									117,774.4	118,464.3
GHP-VGS Purchaser LLC (11)	First lien senior secured loan	8.59%	SOFR (Q)	4.75%		04/2032		11,943.3	11,835.4	11,943.3	(2)(8)(13)
Goldeneye Parent, LLC (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		03/2032		18,339.2	18,257.4	18,339.2	(2)(8)(13)
Guidepoint Security Holdings, LLC (11)	First lien senior secured loan	8.97%	SOFR (M)	5.25%		10/2029		15,795.2	15,622.3	15,795.2	(2)(8)(13)
Hakken Midco B.V. (11)	First lien senior secured loan	9.30%	Euribor (S)	7.25%		07/2030		5,365.6	4,923.8	5,239.8	(2)(6)(8)(13)
HS Purchaser, LLC, and Help/Systems Holdings, Inc.	First lien senior secured loan	10.37%	SOFR (Q)	6.50%		05/2029		53,273.8	50,470.3	50,375.7	(2)(8)(13)
Hyland Software, Inc. (11)	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		09/2030		23,419.1	23,181.6	23,419.1	(2)(8)(13)
iCapital, Inc.	Common stock				04/2025		1,776,038		24,864.0	26,157.0	(2)(13)
Icefall Parent, Inc. (11)	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		01/2030		10,790.7	10,643.5	10,790.7	(2)(8)(13)
ID.me, LLC and ID.me, Inc. (11)	First lien senior secured loan	10.25% (5.25% PIK)				01/2031		78,996.2	72,664.2	74,840.6	(2)(13)
	Series E preferred units				08/2025		6,769,397		10,016.0	10,364.9	(2)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Warrant to purchase common stock				01/2025	01/2035	4,329,474		6,009.0	6,629.0	(2)(13)
									88,689.2	91,834.5
Idera, Inc.	First lien senior secured loan	7.35%	SOFR (Q)	3.50%		03/2028		5,951.7	5,888.3	5,533.4	(2)(8)
Imprivata, Inc.	First lien senior secured loan	6.67%	SOFR (Q)	3.00%		12/2027		22,100.5	22,147.0	22,166.1	(2)(8)
Internet Truckstop Group LLC (11)	First lien senior secured loan	9.07%	SOFR (Q)	5.25%		04/2027		33,285.0	33,134.8	33,285.0	(2)(8)(13)
Ivanti Security Holdings LLC	First lien senior secured loan	9.64%	SOFR (Q)	5.75%		06/2029		7,979.9	8,247.0	8,232.7	(2)(8)
JAMS Holdings LP and Jams Buyer LLC (11)	First lien senior secured loan	9.17%	SOFR (Q)	5.50%		06/2032		14,098.3	13,904.4	14,098.3	(2)(8)(13)
	Preferred units	8.00% PIK			06/2025		982,000		1,028.3	1,342.4	(2)(13)
									14,932.7	15,440.7
Jeppesen Holdings, LLC (11)	First lien senior secured loan	8.59%	SOFR (Q)	4.75%		11/2032		18,757.3	18,620.0	18,616.6	(2)(8)(13)
Kairos Bidco Limited (11)	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%		07/2032		314.1	284.7	282.7	(2)(6)(8)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		07/2032		26,111.2	26,111.2	25,850.1	(2)(6)(8)(13)
									26,395.9	26,132.8
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	First lien senior secured loan	6.72%	SOFR (M)	3.00%		03/2032		19,058.2	19,105.5	19,060.8	(2)
	Second lien senior secured loan	8.72%	SOFR (M)	5.00%		03/2033		32,984.3	33,025.7	32,207.9	(2)
									52,131.2	51,268.7
Leia Finco US LLC	First lien senior secured loan	7.19%	SOFR (Q)	3.25%		10/2031		4,488.7	4,499.9	4,502.3	(2)(6)
	Second lien senior secured loan	9.19%	SOFR (Q)	5.25%		10/2032		4,577.2	4,477.1	4,525.0	(2)(6)
									8,977.0	9,027.3
Magellan Topco	First lien senior secured loan	8.38%	Euribor (S)	6.25%		10/2031		1,174.0	1,072.9	1,174.0	(2)(6)(8)(13)
Marcel Bidco LLC	First lien senior secured loan	7.05%	SOFR (M)	3.00%		11/2030		12,955.3	12,941.3	13,003.9	(2)(6)(8)(13)
McAfee Corp.	First lien senior secured loan	6.72%	SOFR (M)	3.00%		03/2029		27,076.9	26,801.5	24,902.4	(2)(8)
Merit Software Finance Holdings, LLC (11)	First lien senior secured loan	8.94%	SOFR (Q)	5.25%		12/2032		8,352.1	8,268.7	8,268.6	(2)(8)(13)
Mermaid Bidco Inc.	First lien senior secured loan	7.15%	SOFR (Q)	3.25%		07/2031		34,420.6	34,373.9	34,506.6	(2)
Metatiedot Bidco OY and Metatiedot US, LLC (11)	First lien senior secured revolving loan	7.06%	Euribor (Q)	5.00%		11/2030		1,493.3	1,475.2	1,493.3	(2)(6)(8)(13)
	First lien senior secured loan	7.07%	Euribor (Q)	5.00%		11/2031		7,976.2	7,139.9	7,976.2	(2)(6)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	5.00%		11/2031		4,671.9	4,612.8	4,671.9	(2)(6)(8)(13)
									13,227.9	14,141.4
Mitchell International, Inc.	Second lien senior secured loan	8.97%	SOFR (M)	5.25%		06/2032		37,447.0	37,195.9	37,035.1	(2)(8)
ML Holdco, Inc. (11)	First lien senior secured loan	8.37%	SOFR (Q)	4.50%		10/2032		95,121.2	94,658.5	94,645.6	(2)(8)(13)
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc. (11)	First lien senior secured loan	8.42% (2.25% PIK)	SOFR (Q)	4.75%		04/2032		47,825.2	47,400.3	47,825.2	(2)(8)(13)
	Series A preferred stock	13.00% PIK			04/2025		26,000		27,655.8	28,305.8	(2)(13)
									75,056.1	76,131.0
Netsmart, Inc. and Netsmart Technologies, Inc. (11)	First lien senior secured loan	8.92% (2.70% PIK)	SOFR (M)	5.20%		08/2031		92,186.3	91,527.3	92,186.3	(2)(8)(13)
North Star Acquisitionco, LLC and Toucan Bidco Limited (11)	First lien senior secured loan	8.22%	SOFR (M)	4.50%		05/2029		8,652.5	8,623.7	8,671.5	(2)(6)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.37%	SONIA (Q)	4.50%		05/2029		707.0	704.6	714.9	(2)(6)(13)
									9,328.3	9,386.4
OID-OL Intermediate I, LLC	First lien senior secured loan	9.84%	SOFR (Q)	6.00%		02/2029		23,135.2	23,799.6	23,703.9	(2)
Omnigo Software, LLC, Omnigo Software - I, Inc., and Omnigo Software - Q, Inc. (11)	First lien senior secured loan	8.70%	SOFR (Q)	5.00%		12/2030		4,675.1	4,651.9	4,651.7	(2)(8)(13)
PCMI Parent, LLC and PCMI Ultimate Holdings, LP (11)	First lien senior secured loan	9.21%	SOFR (Q)	5.50%		03/2032		36,678.2	36,411.2	36,678.2	(2)(8)(13)
	Class A units	9.00% PIK			03/2025		1,063		1,141.5	1,367.8	(2)(13)
	Class B units				03/2025		253,114		—	—	(13)
									37,552.7	38,046.0
PDDS HoldCo, Inc. (11)	First lien senior secured loan	9.72%	SOFR (M)	6.00%		09/2031		14,055.1	13,920.1	13,914.5	(2)(8)(13)
Ping Identity Corp	First lien senior secured loan	6.59%	SOFR (Q)	2.75%		11/2032		2,000.0	1,995.1	2,002.5	(2)
Planview Parent, Inc.	First lien senior secured loan	7.17%	SOFR (Q)	3.50%		12/2027		2,280.9	2,283.1	2,181.9	(2)
Polaris Newco, LLC	First lien senior secured loan	7.85%	SOFR (Q)	3.75%		06/2028		65,944.0	64,569.0	63,496.2	(2)(8)
Poseidon IntermediateCo, Inc. (11)	First lien senior secured loan	8.23%	SOFR (M)	4.50%		06/2032		27,263.3	27,011.9	27,263.3	(2)(8)(13)
Project Boost Purchaser, LLC	First lien senior secured loan	6.42%	SOFR (Q)	2.75%		07/2031		36,772.6	36,702.9	36,849.1	(2)
Proofpoint, Inc. (11)	First lien senior secured loan	6.92%	SOFR (M)	3.00%		08/2028		105,783.1	105,794.7	106,230.5	(2)(8)
	Second lien senior secured loan	7.66%	Euribor (M)	5.75%		12/2033		26,569.5	26,079.7	26,303.8	(2)(13)
	Second lien senior secured loan	9.53%	SOFR (M)	5.75%		12/2033		25,870.5	25,613.9	25,611.8	(2)(13)
									157,488.3	158,146.1
PushPay USA Inc.	First lien senior secured loan	7.62%	SOFR (Q)	3.75%		08/2031		39,376.0	39,381.8	39,228.3	(2)
QBS Parent, Inc. (11)	First lien senior secured revolving loan	8.22%	SOFR (M)	4.50%		06/2032		135.5	129.2	135.5	(2)(8)(10)(13)
	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		06/2032		14,636.7	14,574.5	14,636.7	(2)(8)(13)
									14,703.7	14,772.2
QF Holdings, Inc. (11)	First lien senior secured loan	8.19%	SOFR (A)	4.50%		12/2032		88,024.3	87,584.7	87,584.2	(2)(8)(13)
RealPage, Inc.	First lien senior secured loan	7.42%	SOFR (Q)	3.75%		04/2028		36,707.5	36,602.9	36,787.9	(2)(8)
	First lien senior secured loan	7.18%	SOFR (Q)	3.00%		04/2028		17,117.7	17,019.1	17,095.1	(2)(8)
									53,622.0	53,883.0
Runway Bidco, LLC (11)	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		12/2031		1,931.9	1,915.4	1,912.6	(2)(8)(13)
Sapphire Software Buyer, Inc. (11)	First lien senior secured loan	8.87%	SOFR (S)	5.00%		09/2031		40,564.3	40,236.3	40,564.3	(2)(8)(13)
Sedgwick Claims Management Services, Inc.	First lien senior secured loan	6.22%	SOFR (M)	2.50%		07/2031		56,633.8	56,562.0	56,799.2	(2)
Severin Acquisition, LLC (11)	First lien senior secured loan	8.47% (2.25% PIK)	SOFR (M)	4.75%		10/2031		110,169.0	109,232.7	108,881.5	(2)(8)(13)
Sophia, L.P.	First lien senior secured loan	6.47%	SOFR (M)	2.75%		10/2029		62,323.2	62,318.2	62,634.8	(2)(8)
	Second lien senior secured loan	8.47%	SOFR (M)	4.75%		11/2032		5,764.7	5,752.2	5,802.5	(2)(8)
									68,070.4	68,437.3
Spaceship Purchaser, Inc. (11)	First lien senior secured loan	7.92%	SOFR (Q)	4.25%		10/2031		77,489.5	76,848.5	77,489.5	(2)(8)(13)
Spark Purchaser, Inc. (11)	First lien senior secured loan	9.17%	SOFR (Q)	5.50%		04/2031		15,292.5	15,063.1	15,292.5	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Superman Holdings, LLC (11)	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		08/2031		51,974.1	51,806.0	51,974.1	(2)(8)(13)
Switch BBF, LLC	Private asset-backed investment	11.37%	SOFR (S)	7.17%		08/2027		1,957.2	1,957.2	1,957.2	(2)(13)
Three Rivers Buyer, Inc. (11)	First lien senior secured loan	8.60%	SOFR (S)	4.75%		11/2031		5,872.2	5,800.8	5,798.8	(2)(8)(13)
Trading Technologies International, Inc. (11)	First lien senior secured loan	8.04%	SOFR (Q)	4.25%		11/2032		18,210.2	18,177.3	18,187.4	(2)(8)(13)
Transit Technologies LLC (11)	First lien senior secured loan	8.72%	SOFR (S)	5.00%		08/2031		11,995.1	11,918.0	11,995.1	(2)(8)(13)
	First lien senior secured loan	8.23%	SOFR (S)	4.50%		08/2031		6,741.0	6,676.8	6,673.6	(2)(8)(13)
									18,594.8	18,668.7
UFS, LLC and BV-UFS Aggregator, LLC (11)	First lien senior secured revolving loan	8.50%	SOFR (M)	4.75%		10/2031		651.5	626.4	625.5	(2)(8)(13)
	First lien senior secured loan	8.50%	SOFR (M)	4.75%		10/2031		34,769.8	34,434.7	34,422.1	(2)(8)(13)
	Membership interests				12/2025		485,589		485.6	485.6	(13)
									35,546.7	35,533.2
UKG Inc. and H&F Unite Partners, L.P.	First lien senior secured loan	6.34%	SOFR (Q)	2.50%		02/2031		49,101.6	49,119.7	49,121.3	(2)
UserZoom Technologies, Inc.	First lien senior secured loan	11.63%	SOFR (Q)	7.50%		04/2029		634.4	624.4	621.7	(2)(8)(13)
Vamos Bidco, Inc. (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		01/2032		15,034.0	14,903.5	14,883.7	(2)(8)(13)
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (11)	First lien senior secured revolving loan	8.23%	SOFR (Q)	4.50%		12/2032		966.2	898.1	909.6	(2)(8)(13)
	First lien senior secured loan	8.19%	SOFR (Q)	4.50%		12/2032		67,024.3	66,606.7	66,856.7	(2)(8)(13)
	Partnership units				08/2024		3,544,085		3,547.9	8,212.3	(2)(13)
									71,052.7	75,978.6
Viper Bidco, Inc. (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		11/2031		16,075.2	15,949.3	16,075.2	(2)(8)(13)
	First lien senior secured loan	8.47%	SONIA (Q)	4.75%		11/2031		9,194.8	8,540.1	9,194.8	(2)(8)(13)
									24,489.4	25,270.0
Wellington Bidco Inc. and Wellington TopCo LP (11)	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%		06/2030		1,189.7	1,125.7	1,189.7	(2)(8)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		06/2030		45,452.1	45,092.9	45,452.1	(2)(8)(13)
	Class A-2 preferred units				06/2024		2,106,000		2,203.3	2,518.5	(2)(13)
									48,421.9	49,160.3
WorkWave Intermediate II, LLC (11)	First lien senior secured revolving loan	9.44%	SOFR (Q)	5.75%		09/2032		1,545.0	1,306.8	1,297.8	(2)(8)(13)
	First lien senior secured loan	9.94% (3.13% PIK)	SOFR (Q)	6.25%		09/2032		180,118.2	178,394.9	178,317.0	(2)(8)(13)
									179,701.7	179,614.8

									4,696,255.4	4,725,434.1		44.98%
Health Care Equipment and Services
Aerin Medical Inc. (11)	First lien senior secured loan	10.92% (3.88% PIK)	SOFR (Q)	7.25%		12/2030		16,998.0	16,660.9	16,998.0	(2)(8)(13)
	Series G preferred shares				12/2024		943,034		1,106.0	1,089.9	(2)(13)
									17,766.9	18,087.9
Agiliti Health, Inc.	First lien senior secured loan	6.86%	SOFR (S)	3.00%		05/2030		31,942.6	31,210.1	31,223.9	(2)
Alcresta Therapeutics, Inc. (11)	First lien senior secured revolving loan	9.24%	SOFR (Q)	5.50%		03/2031		86.5	73.7	73.5	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.27%	SOFR (Q)	5.50%		03/2031		9,063.8	8,974.5	8,973.2	(2)(8)(13)
									9,048.2	9,046.7
Aledade, Inc. (11)	First lien senior secured revolving loan	9.64%	SOFR (A)	5.75%		11/2028		11,940.4	11,570.1	11,555.7	(2)(8)(13)
Amerivet Partners Management, Inc. and AVE Holdings LP	Subordinated loan	8.25% PIK				12/2030		42,014.0	39,930.2	34,871.6	(2)(13)
	Class A units				03/2024		1,575		1,575.0	—	(13)
	Class C units				11/2023		3,849		768.4	—	(13)
									42,273.6	34,871.6
Artivion, Inc. (11)	First lien senior secured revolving loan	7.49%	SOFR (Q)	3.50%		01/2031		1,983.0	1,911.5	1,983.0	(2)(6)(8)(13)
	First lien senior secured loan	8.74%	SOFR (Q)	4.75%		01/2031		26,884.3	26,408.9	26,884.3	(2)(6)(8)(13)
									28,320.4	28,867.3
athenahealth Group Inc.	First lien senior secured loan	6.47%	SOFR (M)	2.75%		02/2029		91,730.0	91,266.9	91,825.4	(2)(8)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (11)	First lien senior secured revolving loan	10.22%	SOFR (M)	6.50%		12/2028		1,720.2	1,677.7	1,135.3	(2)(8)(13)
	First lien senior secured loan	11.07% (3.63% PIK)	SOFR (Q)	7.25%		12/2028		27,577.2	27,247.9	22,889.1	(2)(8)(13)
									28,925.6	24,024.4
Aveanna Healthcare LLC	First lien senior secured loan	7.47%	SOFR (M)	3.75%		09/2032		30,927.5	30,975.0	31,089.2	(2)(6)
AX VI VET Holding I ApS (11)	First lien senior secured loan	11.03%	NIBOR (Q)	6.90%		01/2029		2,032.9	1,528.1	2,023.8	(2)(6)(8)(13)
	First lien senior secured loan	7.65%	SARON (Q)	6.90%		01/2029		469.9	353.2	467.8	(2)(6)(8)(13)
	First lien senior secured loan	8.99%	Euribor (Q)	6.90%		01/2029		433.3	325.7	431.4	(2)(6)(8)(13)
									2,207.0	2,923.0
Bausch + Lomb Corporation	First lien senior secured loan	7.72%	SOFR (M)	4.00%		09/2028		18,325.3	18,328.7	18,325.3	(2)(6)
	First lien senior secured loan	7.97%	SOFR (M)	4.25%		01/2031		16,159.4	16,085.9	16,304.8	(2)(6)
	First lien senior secured loan	7.42%	SOFR (S)	3.75%		01/2031		1,400.0	1,400.0	1,412.6	(6)
									35,814.6	36,042.7
Bayou Intermediate II, LLC (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		09/2032		27,267.1	26,997.6	26,976.4	(2)(8)(13)
BrightStar Group Holdings, Inc. (11)	First lien senior secured loan	8.80%	SOFR (Q)	4.75%		03/2032		28,448.1	28,209.6	28,448.1	(2)(8)(13)
BVI Medical, Inc. and BVI Group Limited (11)	First lien senior secured loan	9.97% (5.00% PIK)	SOFR (M)	6.25%		03/2032		141,337.5	139,542.0	135,684.0	(2)(6)(8)(13)
	First lien senior secured loan	9.88%	SOFR (Q)	6.00%		03/2032		2,107.1	2,068.1	1,871.1	(2)(6)(8)(13)
	Ordinary shares				03/2025		2,249		3,000.4	2,556.7	(2)(6)(13)
									144,610.5	140,111.8
CNT Holdings I Corp	First lien senior secured loan	6.34%	SOFR (Q)	2.50%		11/2032		91,434.8	91,497.3	91,611.3	(2)(8)
Confluent Medical Technologies, Inc.	First lien senior secured loan	6.67%	SOFR (Q)	3.00%		02/2029		30,174.2	30,203.8	30,362.8	(2)(8)(13)
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc. (11)	First lien senior secured loan	7.32%	Euribor (Q)	5.25%		11/2031		13,716.6	12,491.2	13,859.8	(2)(6)(8)(13)
	First lien senior secured loan	9.04%	SOFR (Q)	5.25%		11/2031		3,267.1	3,212.0	3,267.1	(2)(6)(8)(13)
									15,703.2	17,126.9
Electron Bidco Inc.	First lien senior secured loan	6.22%	SOFR (M)	2.50%		11/2028		68,402.4	68,390.0	68,717.1	(2)(8)
Empower Payments Investor, LLC (11)	First lien senior secured loan	8.23%	SOFR (Q)	4.50%		03/2031		22,155.0	21,889.8	22,155.0	(2)(8)(13)
	First lien senior secured loan	8.62%	SOFR (Q)	4.75%		03/2031		1,713.1	1,705.3	1,713.1	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									23,595.1	23,868.1
Ensemble RCM, LLC	First lien senior secured loan	6.84%	SOFR (Q)	3.00%		08/2029		59,040.6	59,038.9	59,296.3	(2)
Envisage Management Ltd (11)	First lien senior secured loan	10.96% (2.19% PIK)	SONIA (Q)	7.19%		04/2031		5,955.0	5,520.3	5,955.0	(2)(6)(8)(13)
	First lien senior secured loan	10.24%	SONIA (S)	6.50%		04/2031		821.1	705.3	821.1	(2)(6)(8)(13)
									6,225.6	6,776.1
Gainwell Acquisition Corp.	First lien senior secured loan	7.77%	SOFR (Q)	4.00%		10/2027		74,084.9	72,493.9	72,658.8	(2)(8)
Global Medical Response, Inc. and GMR Buyer Corp.	First lien senior secured loan	7.38%	SOFR (Q)	3.50%		10/2032		143,703.3	143,357.0	144,518.1	(2)
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP (11)	First lien senior secured loan	8.72% (2.25% PIK)	SOFR (M)	5.00%		06/2032		159,758.4	156,936.8	158,160.8	(2)(8)(13)
	Class A units				09/2025		214,626		2,146.3	2,146.3	(2)(13)
									159,083.1	160,307.1
HuFriedy Group Acquisition LLC (11)	First lien senior secured loan	9.30%	SOFR (Q)	5.50%		05/2031		55,505.9	54,729.2	55,505.9	(2)(8)(13)
	First lien senior secured loan	9.26%	SOFR (S)	5.50%		06/2031		5,145.9	5,045.7	5,145.9	(2)(8)(13)
									59,774.9	60,651.8
LivTech Purchaser, Inc. (11)	First lien senior secured loan	8.76%	SOFR (Q)	5.00%		11/2031		7,376.8	7,325.9	7,376.8	(2)(8)(13)
Mamba Purchaser, Inc.	First lien senior secured loan	6.73%	SOFR (M)	3.00%		10/2031		47,940.5	47,919.5	48,024.4	(2)(8)
Medline Borrower, LP	First lien senior secured loan	5.47%	SOFR (M)	1.75%		10/2030		94,551.8	94,552.0	94,857.2	(2)(8)
	First lien senior secured loan	5.47%	SOFR (M)	1.75%		10/2028		3,517.6	3,526.4	3,527.0	(8)
									98,078.4	98,384.2
MPH Acquisition Holdings LLC	First lien senior secured notes	6.00%				03/2031		10,714.0	9,411.8	9,214.0	(2)(6)
Next Holdco, LLC (11)	First lien senior secured loan	9.09%	SOFR (Q)	5.25%		11/2030		5,684.9	5,625.5	5,684.9	(2)(8)(13)
NMN Holdings III Corp. and NMN Holdings LP	First lien senior secured loan	7.27%	CORRA (M)	5.00%		07/2031		13,063.5	12,875.0	13,063.5	(2)(8)(13)
	First lien senior secured loan	8.47%	SOFR (M)	4.75%		07/2031		6,961.3	6,895.5	6,961.3	(2)(8)(13)
									19,770.5	20,024.8
Nomi Health, Inc.	Warrant to purchase Series B preferred stock				07/2023	07/2033	10,142		—	—	(13)
	Warrant to purchase Class A common stock				06/2024	06/2034	22,661		—	0.9	(2)(13)
									—	0.9
PointClickCare Technologies Inc.	First lien senior secured loan	6.42%	SOFR (Q)	2.75%		11/2031		39,862.2	39,946.1	39,878.9	(2)(6)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (11)	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		11/2032		15,921.1	15,765.4	15,921.1	(2)(8)(13)
Project Alliance Buyer, LLC (11)	First lien senior secured loan	8.82%	SOFR (Q)	5.00%		08/2031		9,103.5	8,974.8	8,966.9	(2)(8)(13)
Project Ruby Ultimate Parent Corp.	First lien senior secured loan	6.74%	SOFR (M)	2.75%		03/2028		110,578.0	110,613.7	110,834.5	(2)
Radnet Management, Inc.	First lien senior secured loan	6.07%	SOFR (Q)	2.25%		04/2031		5,174.0	5,184.6	5,188.2	(2)(6)
Raven Acquisition Holdings, LLC (11)	First lien senior secured loan	6.72%	SOFR (M)	3.00%		11/2031		38,820.2	38,831.9	38,929.2	(2)
RegionalCare Hospital Partners Holdings, Inc.	First lien senior secured loan	7.33%	SOFR (M)	3.50%		05/2031		3,184.8	3,193.4	3,186.6	(2)
Resonetics, LLC	First lien senior secured loan	6.59%	SOFR (Q)	2.75%		06/2031		49,390.9	49,372.3	49,440.3	(2)(8)
Revival Animal Health, LLC (11)	First lien senior secured revolving loan	9.73%	SOFR (Q)	6.00%		01/2028		1,902.6	1,889.9	1,826.5	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.72%	SOFR (Q)	6.00%		01/2028		30,984.0	30,799.9	29,744.7	(2)(8)(13)
									32,689.8	31,571.2
Sharp Midco LLC	First lien senior secured loan	6.67%	SOFR (Q)	3.00%		09/2032		44,729.5	44,760.7	44,841.4	(2)
Signant Finance One Limited and Bracket Intermediate Holding Corp. (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		10/2031		22,093.6	21,876.5	21,872.7	(2)(6)(8)(13)
Silver Midco 1 GmbH and Silver Bidco GmbH (11)	First lien senior secured loan	7.27%	Euribor (Q)	5.25%		06/2031		10,356.8	10,175.2	10,149.7	(2)(6)(13)
	Senior subordinated loan	12.50%				12/2031		31,881.8	31,322.4	31,244.2	(2)(6)(13)
									41,497.6	41,393.9
Spruce Bidco II Inc. (11)	First lien senior secured loan	8.45%	SOFR (S)	4.75%		01/2032		97,426.3	95,944.8	97,426.3	(2)(8)(13)
	First lien senior secured loan	6.00%	TONA (Q)	5.25%		01/2032		13,464.7	13,394.3	13,464.7	(2)(8)(13)
	First lien senior secured loan	7.25%	CORRA (Q)	5.00%		01/2032		14,384.6	13,394.6	14,384.6	(2)(8)(13)
									122,733.7	125,275.6
Surescripts, LLC (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		11/2031		101,202.3	100,708.3	100,696.3	(2)(8)(13)
Surgery Center Holdings, Inc.	First lien senior secured loan	6.22%	SOFR (M)	2.50%		12/2030		26,996.3	27,048.7	27,085.4	(2)(6)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	First lien senior secured loan	8.44%	SOFR (Q)	4.50%		12/2027		834.3	739.6	706.3	(2)(8)
	Second lien senior secured loan	11.82%	SOFR (Q)	7.88%		12/2028		17,013.5	13,714.1	14,801.8	(2)(8)(13)
									14,453.7	15,508.1
Team Health Holdings, Inc.	First lien senior secured loan	8.34%	SOFR (Q)	4.50%		06/2028		74,625.0	74,625.0	74,811.6	(2)
	First lien senior secured notes	8.38%				06/2028		25,000.0	25,000.0	25,301.3	(2)
									99,625.0	100,112.9
U.S. Urology Partners, LLC, General Atlantic (USU) Blocker Collection Holdco, L.P., and General Atlantic (USU-2) Coinvest, L.P. (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		04/2032		3,825.9	3,779.6	3,825.9	(2)(8)(13)
	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		04/2032		11,225.8	11,114.4	11,225.8	(2)(8)(13)
	Limited partnership interest				04/2025		2,152,000		2,152.0	3,465.4	(2)(13)
	Common units				10/2025		435,004		448.2	435.0	(2)(13)
									17,494.2	18,952.1
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (11)	First lien senior secured loan	9.51%	SOFR (Q)	5.75%		03/2029		15,224.7	15,024.6	15,224.7	(2)(8)(13)
	Class A interests				03/2023		100		100.0	169.4	(13)
									15,124.6	15,394.1
VetPartners Group Limited (11)	First lien senior secured loan	9.54%	SONIA (S)	5.50%		09/2032		48,886.9	48,175.6	48,905.1	(2)(6)(8)(13)
	First lien senior secured loan	7.61%	Euribor (Q)	5.50%		09/2032		3,132.4	3,086.8	3,133.5	(2)(6)(8)(13)
	First lien senior secured loan	14.22%	SONIA (S)	10.25%		09/2032		2,576.8	2,421.9	2,576.8	(2)(6)(8)(13)
									53,684.3	54,615.4
Waystar Technologies, Inc.	First lien senior secured loan	5.72%	SOFR (M)	2.00%		10/2029		28,680.4	28,648.9	28,823.8	(2)(13)
ZocDoc, Inc. (11)	First lien senior secured loan	9.12%	SOFR (Q)	5.25%		07/2030		30,146.4	29,898.2	30,146.4	(2)(8)(13)
	First lien senior secured loan	7.37%	SOFR (Q)	3.50%		07/2030		1.0	1.0	1.0	(2)(8)(13)
									29,899.2	30,147.4

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									2,368,817.9	2,368,334.5		22.54%
Commercial and Professional Services
Accommodations Plus Technologies LLC (11)	First lien senior secured loan	8.94%	SOFR (Q)	5.25%		05/2032		16,410.6	16,182.2	16,410.6	(2)(8)(13)
Aldinger Company Inc (11)	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%		10/2030		236.3	195.4	236.3	(2)(8)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		10/2030		36,670.6	36,435.9	36,670.6	(2)(8)(13)
									36,631.3	36,906.9
AlixPartners, LLP	First lien senior secured loan	5.72%	SOFR (M)	2.00%		08/2032		75,722.5	75,728.8	75,802.8	(2)
AMCP Clean Acquisition Company, LLC	First lien senior secured loan	7.94%	SOFR (Q)	4.25%		06/2030		7,681.1	7,642.9	7,643.5	(2)(8)(13)
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC (11)	First lien senior secured revolving loan	8.50%	SOFR (M)	4.75%		01/2031		359.1	341.1	359.1	(2)(8)(13)
	First lien senior secured loan	8.47%	SOFR (M)	4.75%		01/2031		5,720.2	5,659.9	5,720.2	(2)(8)(13)
	Class A-1 units				01/2025		1,134		1,134.0	1,079.9	(2)(13)
									7,135.0	7,159.2
Bobtail AcquisitionCo, LLC (11)	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%		09/2031		751.4	671.9	667.3	(2)(10)(13)
	First lien senior secured loan	8.54%	SOFR (Q)	4.75%		09/2031		32,630.6	32,255.3	32,233.5	(2)(13)
									32,927.2	32,900.8
Cards-Live Oak Holdings, Inc. (11)	First lien senior secured revolving loan	10.50%	Base rate (Q)	3.75%		10/2032		2,321.2	2,253.5	2,251.5	(2)(8)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		10/2032		31,445.4	31,139.8	31,130.9	(2)(8)(13)
									33,393.3	33,382.4
Celnor Group Limited (11)	First lien senior secured loan	9.39%	SONIA (Q)	5.67%		08/2031		5,533.4	5,253.0	5,514.2	(2)(6)(8)(13)
	First lien senior secured loan	9.01%	SONIA (Q)	5.29%		08/2031		1,634.6	1,529.5	1,637.0	(2)(6)(8)(13)
	First lien senior secured loan	9.40%	SOFR (Q)	5.67%		08/2031		583.8	539.1	572.0	(2)(6)(8)(13)
	First lien senior secured loan	7.31%	Euribor (Q)	5.29%		08/2031		564.9	528.6	565.7	(2)(6)(8)(13)
									7,850.2	8,288.9
Corporation Service Company	First lien senior secured loan	5.72%	SOFR (M)	2.00%		11/2029		40,527.6	40,498.0	40,494.0	(2)(8)
Covanta Holding Corporation	First lien senior secured loan	5.98%	SOFR (M)	2.25%		01/2031		6,000.0	5,985.7	6,000.0	(2)(8)
Dayforce, Inc.	First lien senior secured loan	6.84%	SOFR (Q)	3.00%		08/2032		67,975.0	67,812.6	67,732.3
	First lien senior secured loan	5.84%	SOFR (Q)	2.00%		03/2031		0.3	0.3	0.3	(2)(13)
									67,812.9	67,732.6
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P. (11)	First lien senior secured loan	9.23%	SOFR (M)	5.50%		08/2032		229,197.0	227,016.7	226,905.0	(2)(8)(13)
	Series A units	8.00% PIK			08/2025		319,400		3,283.2	3,194.0	(2)(13)
									230,299.9	230,099.0
Dorado Bidco, Inc. (11)	First lien senior secured loan	8.22%	SOFR (M)	4.50%		09/2031		6,924.3	6,878.2	6,924.3	(2)(8)(13)
DP Flores Holdings, LLC (11)	First lien senior secured loan	10.22% (3.25% PIK)	SOFR (M)	6.50%		09/2030		49,334.8	48,436.0	49,334.8	(2)(8)(13)
Drogon Bidco Inc. & Drogon Aggregator LP (11)	First lien senior secured loan	8.47%	SOFR (B)	4.75%		08/2031		33,125.6	32,914.8	33,125.6	(2)(8)(13)
	Class A-2 common units				08/2024		2,662,000		2,662.0	2,912.2	(2)(13)
									35,576.8	36,037.8
Duraserv LLC (11)	First lien senior secured revolving loan	8.57%	SOFR (M)	4.75%		06/2030		559.9	528.9	559.9	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.48%	SOFR (M)	4.75%		06/2031		35,823.6	35,579.4	35,823.6	(2)(8)(13)
									36,108.3	36,383.5
Eagle Parent Corp.	First lien senior secured loan	7.92%	SOFR (Q)	4.25%		04/2029		4,221.1	4,218.5	4,224.9	(2)(8)
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC (11)	First lien senior secured revolving loan	8.73%	SOFR (Q)	4.75%		07/2031		2,441.2	2,378.3	2,372.8	(2)(8)(13)
	First lien senior secured loan	8.87%	SOFR (S)	4.75%		07/2031		30,062.7	29,783.2	29,762.1	(2)(8)(13)
	Common stock				07/2025		5,162,000		5,162.0	5,162.0	(13)
									37,323.5	37,296.9
EMB Purchaser, Inc. (11)	First lien senior secured loan	8.25%	SOFR (Q)	4.50%		03/2032		119,277.5	118,265.6	119,277.5	(2)(8)(13)
Firebird Acquisition Corp, Inc. (11)	First lien senior secured loan	8.84% (2.75% PIK)	SOFR (Q)	5.00%		02/2032		17,603.5	17,528.6	17,603.5	(2)(8)(13)
	First lien senior secured loan	8.34%	SOFR (Q)	4.50%		02/2032		3,885.6	3,864.8	3,885.6	(2)(8)(13)
									21,393.4	21,489.1
FlyWheel Acquireco, Inc. (11)	First lien senior secured revolving loan	10.22%	SOFR (M)	6.50%		05/2028		160.7	138.0	160.7	(2)(8)(13)
	First lien senior secured loan	10.22%	SOFR (M)	6.50%		05/2030		13,091.5	12,846.9	13,091.5	(2)(8)(13)
									12,984.9	13,252.2
Frontline Road Safety Operations, LLC (11)	First lien senior secured loan	8.72% (2.00% PIK)	SOFR (M)	5.00%		03/2032		76,692.7	76,119.7	76,692.7	(2)(13)
	First lien senior secured loan	8.72% (2.00% PIK)	SOFR (M)	5.00%		03/2032		7,580.3	7,504.5	7,580.3	(2)(8)(13)
									83,624.2	84,273.0
G702 Buyer, Inc. (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		07/2031		10,201.8	10,061.6	10,048.8	(2)(8)(13)
GCM HVAC Holdco, LLC and GCM HVAC Topco, LLC	First lien senior secured loan	14.00% PIK				09/2031		3,235.9	3,184.7	3,235.9	(2)(13)
	Class A common units				09/2024		1,513,394		1,526.6	2,101.1	(13)
									4,711.3	5,337.0
GFL Environmental Inc.	First lien senior secured loan	6.27%	SOFR (Q)	2.50%		03/2032		21,605.3	21,592.9	21,670.1	(2)
Grant Thornton Advisors LLC	First lien senior secured loan	6.47%	SOFR (M)	2.75%		06/2031		2,903.7	2,911.2	2,906.0	(2)
HP RSS Buyer, Inc. (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		12/2029		17,773.7	17,681.3	17,773.7	(2)(8)(13)
	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		12/2029		11,428.8	11,312.5	11,428.8	(2)(8)(13)
									28,993.8	29,202.5
Intero Integrity Services Group B.V. (11)	First lien senior secured loan	9.27% (2.45% PIK)	Euribor (Q)	7.25%		09/2031		3,694.7	3,392.2	3,694.7	(2)(6)(8)(13)
	First lien senior secured loan	10.92% (2.45% PIK)	SOFR (Q)	7.25%		09/2031		2,396.3	2,207.3	2,259.6	(2)(6)(8)(13)
	First lien senior secured loan	8.72%	Euribor (Q)	6.70%		09/2031		175.2	141.0	175.2	(2)(6)(8)(13)
									5,740.5	6,129.5
Jones Fish Hatcheries & Distributors, LLC and Pond Management Group Holdings, LLC (11)	First lien senior secured loan	8.13%	SOFR (Q)	4.25%		11/2032		11,187.4	11,077.4	11,075.5	(2)(8)(13)
	Class A units				11/2025		18,870		1,887.0	1,887.0	(13)
									12,964.4	12,962.5
Kings Buyer, LLC (11)	First lien senior secured revolving loan	11.00%	Base Rate (Q)	4.25%		10/2027		898.8	879.5	776.3	(2)(8)(13)
	First lien senior secured loan	9.35%	SOFR (Q)	5.25%		10/2027		18,055.2	17,932.1	17,152.4	(2)(8)(13)
									18,811.6	17,928.7
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
KPS Global LLC and Cool Group LLC (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		09/2030		4,422.0	4,351.3	4,422.0	(2)(8)(13)
LABL, Inc.	First lien senior secured loan	8.94%	SOFR (Q)	5.00%		10/2028		81,803.2	77,402.7	51,521.3	(2)(8)
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (11)	First lien senior secured revolving loan	8.72%	SOFR (M)	5.00%		07/2030		387.0	331.8	338.6	(2)(8)(13)
	First lien senior secured loan	8.84%	SOFR (Q)	5.00%		07/2031		20,469.4	20,183.8	20,181.7	(2)(8)(13)
	Class A common units				07/2024		1,409,000		1,409.0	1,030.0	(2)(13)
									21,924.6	21,550.3
Lightbeam Bidco, Inc. (11)	First lien senior secured loan	8.56%	SOFR (Q)	4.75%		05/2030		23,447.2	23,138.4	23,447.2	(2)(8)(13)
	First lien senior secured loan	8.84%	SOFR (Q)	5.00%		05/2030		1,006.4	1,003.1	1,006.4	(2)(8)(13)
									24,141.5	24,453.6
Motus LLC	First lien senior secured loan	7.42%	SOFR (Q)	3.75%		12/2028		10.0	10.0	9.9	(2)(8)
MSIS Holdings, Inc. and MS Precision Parent, LP (11)	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		03/2031		26,994.4	26,674.2	26,994.4	(2)(8)(13)
	Class A-1 units				03/2025		1,359,000		1,359.0	1,491.6	(2)(13)
									28,033.2	28,486.0
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	First lien senior secured loan	9.01%	SOFR (Q)	5.00%		04/2029		143,288.4	137,360.6	141,533.2	(2)(8)
	First lien senior secured loan	8.76%	SOFR (Q)	4.75%		10/2028		51,517.3	49,530.2	50,785.7	(2)(8)
									186,890.8	192,318.9
Omnia Partners, LLC	First lien senior secured loan	6.45%	SOFR (B)	2.75%		12/2032		7,981.4	7,968.6	8,005.6	(2)
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (11)	First lien senior secured revolving loan	9.49%	SOFR (Q)	5.50%		08/2029		1.9	1.8	1.9	(2)(8)(13)
	First lien senior secured revolving loan	11.25%	Base Rate (Q)	4.50%		08/2029		0.1	0.1	0.1	(2)(8)(13)
	First lien senior secured loan	11.99%	SOFR (Q)	8.00%		08/2029		41,338.1	39,444.0	34,724.0	(2)(8)(13)
	First lien senior secured loan	14.73% PIK	SOFR (M)	11.00%		08/2029		2,282.7	2,282.7	2,054.5	(2)(8)(13)
	Warrant to purchase Class A common units				08/2023	08/2036	27,163		449.6	—	(13)
	Warrant to purchase Class A common units				06/2024	06/2036	8,780		1,223.9	—	(2)(13)
									43,402.1	36,780.5
PSC Parent, Inc. (11)	First lien senior secured revolving loan	8.97%	SOFR (M)	5.25%		04/2030		3,463.4	3,405.9	3,463.4	(2)(8)(10)(13)
	First lien senior secured loan	8.98%	SOFR (M)	5.25%		04/2031		50,575.7	50,218.7	50,575.7	(2)(8)(13)
									53,624.6	54,039.1
PYE-Barker Fire & Safety, LLC (11)	First lien senior secured loan	6.21%	SOFR (Q)	2.50%		12/2032		29,797.6	29,815.2	29,971.3	(2)
Saturn Purchaser Corp. (11)	First lien senior secured loan	8.71%	SOFR (Q)	4.85%		07/2030		7,505.7	7,482.1	7,505.7	(2)(8)(13)
SGM Acquisition Sub, LLC and Schill Holdings, LP (11)	First lien senior secured loan	8.72%	SOFR (Q)	5.00%		12/2031		17,727.1	17,551.2	17,638.4	(2)(8)(13)
	Common units				12/2025		1,010,000		1,010.0	1,010.0	(13)
									18,561.2	18,648.4
SV Newco 2, Inc. and Site 2020 Incorporated (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		06/2031		27,107.3	26,852.3	27,107.3	(2)(6)(8)(13)
	First lien senior secured loan	10.50%	Base rate (Q)	3.75%		06/2031		1,916.4	1,905.2	1,916.4	(2)(6)(8)(13)
									28,757.5	29,023.7
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Talon Buyer Inc. and Talon Holdings SCSP (11)	First lien senior secured loan	8.39%	SOFR (Q)	4.50%		07/2032		22,263.3	21,927.3	21,908.0	(2)(8)(13)
	Class A units				07/2025		7,785,000		7,785.0	9,712.3	(2)(6)(13)
									29,712.3	31,620.3
The Hiller Companies, LLC (11)	First lien senior secured loan	8.72%	SOFR (M)	5.00%		06/2030		30,327.2	30,123.5	30,327.2	(2)(8)(13)
	First lien senior secured loan	8.54%	SOFR (M)	4.75%		06/2030		2,563.5	2,546.4	2,563.5	(2)(8)(13)
									32,669.9	32,890.7
TSS Buyer, LLC	First lien senior secured loan	9.34%	SOFR (Q)	5.50%		06/2029		9,818.4	9,673.7	9,818.4	(2)(8)(13)
TVG-MGT Upper Intermediate Holdings, LLC	Senior subordinated loan	14.00% PIK				08/2031		21,912.9	21,323.3	21,255.5	(2)(13)
	Class A common units				08/2025		2,281		3,478.6	3,478.6	(2)(13)
									24,801.9	24,734.1
Unity Purchaser, LLC and Unity Ultimate Holdings, LP (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		01/2031		13,828.9	13,646.9	13,828.9	(2)(8)(13)
	Class A-1 units				01/2025		2,271,000		2,271.0	2,198.6	(2)(13)
									15,917.9	16,027.5
UP Intermediate II LLC and UPBW Blocker LLC (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		03/2032		13,491.5	13,342.0	13,491.5	(2)(8)(13)
	Senior preferred units	15.00% PIK			07/2025		10,858		1,158.8	1,158.8	(2)(13)
	Common units				03/2024		31,790		3,179.0	3,767.2	(2)(13)
	Common units				09/2024		2,060		173.0	244.1	(2)(13)
									17,852.8	18,661.6
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (11)	First lien senior secured revolving loan	7.67%	SOFR (Q)	4.00%		05/2030		5,982.4	5,894.8	5,982.4	(2)(8)(13)
	First lien senior secured revolving loan	9.75%	Base Rate (Q)	3.00%		05/2030		1,994.1	1,877.3	1,994.1	(2)(8)(10)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		05/2030		30,915.3	30,553.4	30,915.3	(2)(8)(13)
	Class A preferred units	10.00% PIK			05/2024		11,930		1,397.9	1,397.9	(13)
	Class A common units				05/2024		1,111		—	539.9	(13)
									39,723.4	40,829.6
Xplor T1, LLC	First lien senior secured loan	7.29%	SOFR (Q)	3.50%		12/2032		38,921.2	38,713.2	38,823.9	(2)(13)
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc. (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		07/2031		51,880.4	51,505.9	51,880.4	(2)(8)(13)

									1,865,620.5	1,849,522.6		17.60%
Investment Funds and Vehicles
A8 - A (Feeder) L.P. (12)	Limited partnership interests				03/2025		0.44%		1,000.3	718.3	(6)
ABPCI 2017-1	Collaterized loan obligation	11.38%	SOFR (Q)	7.50%		07/2037		965.0	969.4	980.7	(6)(13)
ABPCI 2019-5A	Collaterized loan obligation	9.63%	SOFR (Q)	5.75%		01/2036		1,100.0	1,100.0	1,106.2	(6)(13)
ABPCI 2022-11	Collaterized loan obligation	10.86%	SOFR (Q)	7.00%		01/2038		7,000.0	7,000.0	6,889.0	(6)(13)
ABPCI 2023-12	Collaterized loan obligation	12.09%	SOFR (Q)	8.25%		07/2037		4,800.0	4,800.0	4,824.1	(6)(13)
ABPCI 2024-17	Collaterized loan obligation	11.85%	SOFR (Q)	8.00%		08/2036		3,000.0	3,000.0	3,022.2	(6)(13)
ABPCI 2025-20A	Collaterized loan obligation	10.09%	SOFR (Q)	6.25%		04/2037		1,450.0	1,450.0	1,443.2	(6)(13)
ABPCI 2025-21	Collaterized loan obligation	11.11%	SOFR (Q)	7.00%		07/2037		11,000.0	11,000.0	11,116.7	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ABPF 2025-2	Collaterized loan obligation	7.85%	SOFR (Q)	3.90%		10/2037		17,000.0	17,000.0	17,021.4	(6)(13)
	Collaterized loan obligation	11.20%	SOFR (Q)	7.25%		10/2037		3,600.0	3,600.0	3,605.4	(6)(13)
									20,600.0	20,626.8
ADLP LLC (5)(14)	Subordinated certificates	10.00%				10/2035		391,000.0	391,000.0	391,000.0	(6)(13)(15)
	Membership interest						80.00%		—	—	(6)
									391,000.0	391,000.0
Advent International GPE VII-E Limited Partnership (12)	Limited partnership interests				03/2025		0.69%		941.0	1,137.4	(6)
AIMCO 2024-22	Collaterized loan obligation	10.38%	SOFR (Q)	6.50%		04/2037		5,000.0	5,050.4	5,059.3	(6)(13)
AIMCO 2025-23	Collaterized loan obligation	14.86%				04/2038		10,245.0	8,736.7	9,015.6	(6)(13)
AIMCO 2025-24	Collaterized loan obligation	12.88%				04/2038		8,380.0	6,997.3	6,653.8	(6)(13)
AIMCO 2025-28	Collaterized loan obligation	11.50%				01/2039		15,965.0	14,718.3	14,852.9	(6)(13)
AIMCO CLO 30, LTD.	Collaterized loan obligation	21.00%				11/2030		1,478.2	1,478.2	1,478.2	(6)(13)
Alp CFO 2025, L.P. and Alp CFO 2025 (Offshore Feeder) A, L.P. (11)(12)	Private asset-backed investment	12.24%				07/2037		9,770.0	9,770.0	9,770.0	(6)(13)
	Private asset-backed investment				08/2025		11,666,532		11,666.5	12,343.2	(6)(13)
	Private asset-backed investment				08/2025		5,523,000		5,523.0	5,721.8	(6)(13)
									26,959.5	27,835.0
ANCHC 2019-13	Collaterized loan obligation	10.40%	SOFR (Q)	6.50%		04/2038		5,000.0	5,000.0	5,028.7	(6)(13)
ANCHC 2020-15	Collaterized loan obligation	10.26%	SOFR (Q)	6.05%		07/2038		2,900.0	2,900.0	2,923.1	(6)(13)
ANCHC 2021-19	Collaterized loan obligation	13.96%				10/2038		1,830.1	1,230.7	1,230.6	(6)(13)
ANCHC 2023-26	Collaterized loan obligation	10.13%	SOFR (Q)	6.25%		03/2038		1,350.0	1,350.0	1,365.3	(6)(13)
ANCHC 2025-32	Collaterized loan obligation	11.12%	SOFR (Q)	7.00%		07/2037		1,650.0	1,650.0	1,659.8	(6)(13)
ANCHC 2025-33	Collaterized loan obligation	10.37%	SOFR (Q)	6.10%		10/2038		550.0	550.0	557.7	(6)(13)
ANCHF 2025-18	Collaterized loan obligation	9.10%				10/2040		32,376.0	32,376.0	30,992.3	(6)(13)
ANCHF 2025-19	Collaterized loan obligation	15.80%				10/2040		37,070.0	37,070.0	34,926.2	(6)(13)
Apax Europe VI - A, L.P. (12)	Limited partnership interests				03/2025		0.39%		612.5	680.3	(6)
Apax Europe VII - B, L.P. (12)	Limited partnership interests				03/2025		0.39%		341.4	68.2	(6)
Apax VIII - B, L.P. (12)	Limited partnership interests				03/2025		0.14%		382.1	260.2	(6)
Aquiline Financial Services Fund LP. (12)	Limited partnership interests				03/2025		0.18%		453.8	546.2	(6)
ATRM 14	Collaterized loan obligation	10.39%	SOFR (Q)	6.50%		10/2037		5,600.0	5,600.0	5,651.6	(6)(13)
	Collaterized loan obligation	8.97%				10/2037		8,171.4	4,363.7	3,342.1	(6)(13)
	Collaterized loan obligation	6.77%				10/2037		639.5	365.6	289.2	(6)(13)
									10,329.3	9,282.9
ATRM 15	Collaterized loan obligation	10.39%	SOFR (Q)	6.50%		07/2037		1,637.5	1,668.5	1,626.2	(6)(13)
AUDAX 2024-9	Collaterized loan obligation	9.08%	SOFR (Q)	5.20%		04/2036		2,000.0	2,000.0	2,017.9	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BABSN 2023-1	Collaterized loan obligation	10.58%	SOFR (Q)	6.70%		04/2038		2,700.0	2,700.0	2,739.3	(6)(13)
Bain Capital Europe Fund IV, L.P. (12)	Limited partnership interests				09/2025		0.04%		483.4	541.1	(6)
Bain Capital Europe V, SCSp (12)	Limited partnership interests				09/2025		0.01%		595.6	812.4	(6)
Bain Capital Fund XI, L.P. (12)	Limited partnership interests				09/2025		0.11%		1,885.9	2,331.1	(6)
Bain Capital Fund XII, L.P. (12)	Limited partnership interests				09/2025		0.01%		459.4	719.5	(6)
BALLY 2022-21	Collaterized loan obligation	9.42%				10/2037		2,520.0	2,216.9	1,815.5	(6)(13)
BALLY 2024-26	Collaterized loan obligation	9.96%	SOFR (Q)	6.10%		07/2037		1,500.0	1,500.0	1,512.8	(6)(13)
	Collaterized loan obligation	11.64%				07/2037		4,980.0	3,293.1	2,784.8	(6)(13)
									4,793.1	4,297.6
BALLY 2025-30	Collaterized loan obligation	8.89%	SOFR (Q)	4.90%		10/2038		5,600.0	5,600.0	5,572.7	(6)(13)
BC European Capital IX - 2 LP (12)	Limited partnership interests				09/2025		0.06%		735.8	1,128.2	(6)
	Limited partnership interests				03/2025		0.05%		660.8	1,016.4	(6)
									1,396.6	2,144.6
BC European Capital X - 2 LP (12)	Limited partnership interests				09/2025		0.03%		1,262.6	1,409.3	(6)
BC Partners Galileo (2) L.P. (12)	Limited partnership interests				09/2025		0.52%		644.7	924.0	(6)
BCC 2022-1	Collaterized loan obligation	20.18%				10/2038		10,978.5	3,306.2	3,474.0	(6)(13)
BERRY 2024-1	Collaterized loan obligation	12.42%				10/2037		2,610.0	2,055.0	1,766.0	(6)(13)
	Collaterized loan obligation					10/2037		2,610.0	—	146.1	(6)(13)
									2,055.0	1,912.1
BGCLO 2023-6	Collaterized loan obligation	10.02%	SOFR (Q)	5.65%		07/2038		1,250.0	1,262.5	1,239.6	(6)(13)
Blackstone Capital Partners VI L.P. (12)	Limited partnership interests				03/2025		0.05%		1,044.8	1,277.1	(6)
	Limited partnership interests				09/2025		0.03%		668.5	710.6	(6)
									1,713.3	1,987.7
Bridgepoint Europe VI 'E' LP (12)	Limited partnership interests				09/2025		0.01%		505.0	793.1	(6)
BROOKP 2024-1	Collaterized loan obligation	10.38%	SOFR (Q)	6.50%		04/2037		1,000.0	1,000.0	1,008.1	(6)(13)
BSP 2016-9	Collaterized loan obligation	9.78%	SOFR (Q)	5.90%		10/2037		3,125.0	3,125.0	3,093.1	(6)(13)
BSP 2016-10	Collaterized loan obligation	8.88%	SOFR (Q)	5.00%		07/2038		2,820.0	2,820.0	2,831.5	(6)(13)
BSP 2018-14	Collaterized loan obligation	10.03%	SOFR (Q)	6.15%		10/2037		5,500.0	5,500.0	5,503.7	(6)(13)
BSP 2020-22	Collaterized loan obligation	8.78%	SOFR (Q)	4.90%		04/2035		2,400.0	2,400.0	2,370.9	(6)(13)
BSP 2021-25	Collaterized loan obligation	8.50%	SOFR (Q)	4.60%		01/2035		990.0	983.8	992.5	(6)(13)
BSP 2022-28	Collaterized loan obligation	9.28%	SOFR (Q)	5.40%		10/2037		500.0	500.0	501.4	(6)(13)
BSP 2022-29	Collaterized loan obligation	8.46%	SOFR (Q)	4.60%		01/2038		3,350.0	3,350.0	3,344.7	(6)(13)
BSP 2023-30	Collaterized loan obligation	9.31%	SOFR (Q)	5.45%		04/2038		2,000.0	2,000.0	2,012.1	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BSP 2023-31	Collaterized loan obligation	11.03%	SOFR (Q)	7.17%		04/2038		625.0	612.6	646.4	(6)(13)
BSP 2023-32	Collaterized loan obligation	17.45%				10/2038		1,050.0	872.6	885.2	(6)(13)
BSP 2024-35	Collaterized loan obligation	9.96%	SOFR (Q)	6.10%		04/2037		1,250.0	1,250.0	1,268.4	(6)(13)
BSP 2024-37	Collaterized loan obligation	14.77%				01/2038		8,430.0	8,015.9	7,513.6	(6)(13)
BSP 2024-38	Collaterized loan obligation	8.86%	SOFR (Q)	5.00%		01/2038		3,750.0	3,750.0	3,754.0	(6)(13)
BSP 2025-39	Collaterized loan obligation	8.40%	SOFR (Q)	4.50%		04/2038		1,825.0	1,825.0	1,819.5	(6)(13)
BSP 2025-40	Collaterized loan obligation	9.50%	SOFR (Q)	5.25%		07/2038		1,000.0	1,000.0	1,003.7	(6)(13)
	Collaterized loan obligation	13.28%				07/2038		11,290.0	10,443.3	8,999.9	(6)(13)
									11,443.3	10,003.6
BSP 2025-41	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		07/2038		2,800.0	2,800.0	2,814.8	(6)(13)
BSP 2025-42	Collaterized loan obligation	8.92%	SOFR (Q)	4.85%		10/2038		6,600.0	6,600.0	6,556.0	(6)(13)
BTCP 2023-1	Collaterized loan obligation	10.40%	SOFR (M)	6.50%		09/2030		1,746.6	1,748.3	1,746.6	(6)(13)
BX 2024-SLCT	Commercial mortgage-backed security	7.14%	SOFR (M)	3.39%		01/2042		24,185.0	24,126.1	24,128.8	(6)(13)
BYRDPK 2025-1	Collaterized loan obligation	10.22%	SOFR (Q)	6.35%		07/2038		2,200.0	2,178.7	2,262.1	(6)(13)
	Collaterized loan obligation	16.37%				07/2038		1,310.0	946.7	916.2	(6)(13)
	Collaterized loan obligation					07/2038		1,310.0	—	26.6	(6)(13)
									3,125.4	3,204.9
CAIF 1	Commercial mortgage-backed security	9.48%	SONIA (Q)	5.75%		08/2035		26,829.6	26,125.1	26,781.1	(6)(13)
	Commercial mortgage-backed security	10.88%	SONIA (Q)	7.15%		08/2035		9,656.4	9,199.2	9,500.7	(6)(13)
									35,324.3	36,281.8
Catterton Partners VII, L.P. (12)	Limited partnership interests				03/2025		0.32%		1,421.8	1,561.9	(6)
CAVU 2021-1	Collaterized loan obligation	10.86%	SOFR (Q)	7.00%		07/2037		1,000.0	1,000.0	1,003.0	(6)(13)
CAVU 2022-2	Collaterized loan obligation	10.33%	SOFR (Q)	6.45%		03/2038		2,950.0	2,950.0	3,011.3	(6)(13)
	Collaterized loan obligation	8.34%				03/2038		2,575.0	2,575.0	2,618.2	(6)(13)
									5,525.0	5,629.5
CAVU 2025-2	Collaterized loan obligation	10.00%	SOFR (Q)	5.75%		03/2038		4,500.0	4,500.0	4,544.7	(6)(13)
CEDF 2021-14	Collaterized loan obligation	15.29%				07/2033		1,840.0	971.6	616.4	(6)(13)
CGMS 2018-4	Collaterized loan obligation	11.74%	SOFR (Q)	7.86%		10/2037		250.0	257.8	256.0	(6)(13)
CGMS 2019-2	Collaterized loan obligation	10.90%	SOFR (Q)	7.00%		10/2037		4,387.5	4,387.5	4,470.0	(6)(13)
CGMS 2021-5	Collaterized loan obligation	9.78%	SOFR (Q)	5.90%		03/2038		2,500.0	2,500.0	2,515.2	(6)(13)
CGMS 2021-8	Collaterized loan obligation	9.23%	SOFR (Q)	5.25%		10/2038		6,900.0	6,900.0	6,927.7	(6)(13)
CGMS 2022-2	Collaterized loan obligation	10.83%	SOFR (Q)	6.95%		01/2038		2,850.0	2,850.0	2,898.8	(6)(13)
CGMS 2022-5	Collaterized loan obligation	11.00%	SOFR (Q)	7.10%		10/2037		4,190.0	4,190.0	4,249.2	(6)(13)
CGMS 2022-6	Collaterized loan obligation	18.74%				10/2038		1,173.5	996.5	1,030.9	(6)(13)
CGMS 2023-1	Collaterized loan obligation	9.63%	SOFR (Q)	5.75%		07/2037		3,700.0	3,700.0	3,732.6	(6)(13)
	Collaterized loan obligation	15.00%				07/2037		14,886.3	11,462.4	11,070.2	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									15,162.4	14,802.8
CGMS 2023-2	Collaterized loan obligation	17.17%				07/2038		15,070.7	11,948.4	11,532.1	(6)(13)
CGMS 2024-1	Collaterized loan obligation	10.82%	SOFR (Q)	6.92%		04/2037		1,096.0	1,118.7	1,109.7	(6)(13)
CGMS 2024-2	Collaterized loan obligation	10.71%	SOFR (Q)	6.85%		04/2037		1,500.0	1,500.0	1,516.5	(6)(13)
CGMS 2024-3	Collaterized loan obligation	10.26%	SOFR (Q)	6.40%		07/2036		2,600.0	2,600.0	2,645.2	(6)(13)
CGMS 2024-5	Collaterized loan obligation	9.51%	SOFR (Q)	5.65%		10/2036		1,500.0	1,500.0	1,518.2	(6)(13)
	Collaterized loan obligation	12.35%				10/2036		2,700.0	2,240.0	2,164.3	(6)(13)
									3,740.0	3,682.5
CGMS 2025-3	Collaterized loan obligation	9.33%	SOFR (Q)	5.25%		07/2038		3,275.0	3,275.0	3,311.9	(6)(13)
CGMS 2025-5	Collaterized loan obligation	12.10%				01/2039		14,325.0	12,767.2	12,768.5	(6)(13)
CIFC 2018-1	Collaterized loan obligation	10.50%				01/2038		5,018.1	2,052.6	1,662.4	(6)(13)
CIFC 2018-5	Collaterized loan obligation	10.50%	SOFR (Q)	6.60%		07/2038		1,200.0	1,176.3	1,212.1	(6)(13)
CIFC 2019-1	Collaterized loan obligation	11.40%				10/2037		1,450.0	890.4	754.0	(6)(13)
CIFC 2019-4	Collaterized loan obligation	9.15%	SOFR (Q)	5.25%		07/2038		2,750.0	2,750.0	2,766.6	(6)(13)
CIFC 2019-5	Collaterized loan obligation	17.99%				10/2038		2,304.4	1,385.4	1,418.7	(6)(13)
	Collaterized loan obligation	17.99%				10/2038		270.0	162.3	166.2	(6)(13)
									1,547.7	1,584.9
CIFC 2021-1	Collaterized loan obligation	9.86%	SOFR (Q)	6.00%		07/2037		1,820.0	1,820.0	1,836.0	(6)(13)
CIFC 2021-4	Collaterized loan obligation	10.06%	SOFR (Q)	6.20%		07/2037		1,000.0	1,000.6	1,014.1	(6)(13)
CIFC 2021-5	Collaterized loan obligation	9.00%	SOFR (Q)	5.10%		01/2038		3,450.0	3,431.7	3,471.5	(6)(13)
	Collaterized loan obligation	12.69%				01/2038		640.0	404.0	367.6	(6)(13)
									3,835.7	3,839.1
CIFC 2022-5	Collaterized loan obligation	7.79%	SOFR (Q)	3.90%		01/2037		6,000.0	6,000.0	6,009.0	(6)(13)
CIFC 2022-6	Collaterized loan obligation	9.64%	SOFR (Q)	5.75%		10/2038		437.5	437.5	442.0	(6)(13)
CIFC 2022-7	Collaterized loan obligation	9.21%	SOFR (Q)	5.35%		01/2038		687.5	687.5	692.5	(6)(13)
CIFC 2024-1	Collaterized loan obligation	10.48%	SOFR (Q)	6.60%		04/2037		375.0	384.0	379.2	(6)(13)
CIFC 2024-2	Collaterized loan obligation	10.26%	SOFR (Q)	6.40%		04/2037		2,000.0	2,000.0	2,024.7	(6)(13)
CIFC 2024-4	Collaterized loan obligation	11.82%				10/2037		2,600.0	2,232.6	2,022.3	(6)(13)
CIFC 2024-5	Collaterized loan obligation	9.01%	SOFR (Q)	5.15%		01/2038		4,000.0	4,000.0	4,040.5	(6)(13)
CIFC 2025-3	Collaterized loan obligation	13.34%				07/2038		9,717.5	8,083.0	8,183.8	(6)(13)
CIFC 2025-4	Collaterized loan obligation	9.06%	SOFR (Q)	4.95%		10/2038		2,180.0	2,180.0	2,191.7	(6)(13)
	Collaterized loan obligation	12.10%				10/2038		14,820.0	13,099.4	12,866.2	(6)(13)
									15,279.4	15,057.9
CIFC 2025-7	Collaterized loan obligation	12.00%				01/2039		17,020.0	15,275.5	15,522.1	(6)(13)
CIFC Funding 2025-VI Ltd	Collaterized loan obligation	8.61%	SOFR (Q)	4.75%		10/2038		2,150.0	2,150.0	2,175.1	(6)(13)
Clayton, Dubilier & Rice Fund IX, L.P. (12)	Limited partnership interests				09/2025		0.03%		750.9	918.6	(6)
CLRMPK 2025-1	Collaterized loan obligation	9.37%	SOFR (Q)	5.50%		04/2038		1,802.0	1,802.0	1,833.0	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Collaterized loan obligation	13.70%				04/2038		15,725.0	12,721.0	11,516.4	(6)(13)
	Collaterized loan obligation					04/2038		15,725.0	—	507.0	(6)(13)
									14,523.0	13,856.4
Constellation Wealth Capital Fund, L.P. (12)	Limited partner interests				01/2024		3,005,760		2,764.2	3,020.1	(6)
CPFTR 2025-1	Commercial mortgage-backed security	8.38%				07/2026		34,411.8	34,411.8	34,506.1	(6)(13)
CPTPK 2024-1	Collaterized loan obligation	9.88%	SOFR (Q)	6.00%		07/2037		1,400.0	1,400.0	1,411.0	(6)(13)
CVC Capital Partners VI (B) L.P. (12)	Limited partnership interests				09/2025		0.04%		3,631.8	3,250.1	(6)
CVC Capital Partners VII (A) L.P. (12)	Limited partnership interests				09/2025		—%		420.4	492.9	(6)
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interest				03/2024		6,653,000		6,700.2	7,909.4	(2)(6)(13)
DCLO 2021-1	Collaterized loan obligation	15.44%				10/2037		2,439.0	1,981.7	2,008.6	(6)(13)
DCLO 2022-3	Collaterized loan obligation	15.67%				01/2038		3,184.0	2,643.4	2,559.1	(6)(13)
DRSLF 2022-104	Collaterized loan obligation	11.29%	SOFR (Q)	7.40%		08/2034		5,756.0	5,756.0	5,784.1	(6)(13)
ELM12 2021-5	Collaterized loan obligation	9.80%	SOFR (Q)	5.90%		10/2037		1,475.0	1,475.0	1,462.4	(6)(13)
ELM24 2023-3	Collaterized loan obligation	8.98%	SOFR (Q)	5.10%		01/2038		2,000.0	2,000.0	2,011.6	(6)(13)
ELM27 2024-3	Collaterized loan obligation	10.13%	SOFR (Q)	6.25%		04/2037		2,000.0	2,000.0	2,021.0	(6)(13)
ELM29 2024-5	Collaterized loan obligation	10.28%	SOFR (Q)	6.40%		04/2037		3,500.0	3,519.7	3,517.5	(6)(13)
ELM30 2024-6	Collaterized loan obligation	9.13%	SOFR (Q)	5.25%		07/2037		1,585.0	1,604.1	1,592.5	(6)(13)
ELM32 2024-8	Collaterized loan obligation	11.65%				10/2037		2,520.0	2,148.2	1,730.9	(6)(13)
ELM35 2024-11	Collaterized loan obligation	11.18%				10/2037		1,740.0	1,490.6	1,264.4	(6)(13)
ELM38 2025-1	Collaterized loan obligation	8.36%	SOFR (Q)	4.50%		04/2038		1,500.0	1,500.0	1,507.4	(6)(13)
ELM39 2025-2	Collaterized loan obligation	8.28%	SOFR (Q)	4.40%		04/2038		1,150.0	1,150.0	1,146.5	(6)(13)
ELM40 2025-3	Collaterized loan obligation	9.13%	SOFR (Q)	5.25%		03/2038		1,750.0	1,750.0	1,771.3	(6)(13)
ELM42 2025-5	Collaterized loan obligation	10.78%	SOFR (Q)	6.50%		03/2038		2,200.0	2,200.0	2,278.6	(6)(13)
ELM44 2025-7	Collaterized loan obligation	10.50%				10/2038		24,550.0	21,666.6	20,816.6	(6)(13)
ELMW2 2019-2	Collaterized loan obligation	9.63%	SOFR (Q)	5.75%		10/2037		4,920.0	4,881.5	4,859.5	(6)(13)
ELMW4 2020-1	Collaterized loan obligation	10.03%	SOFR (Q)	6.15%		04/2037		2,738.0	2,762.2	2,730.4	(6)(13)
GCBSL 2022-60	Collaterized loan obligation	9.86%	SOFR (Q)	6.00%		10/2034		2,375.0	2,375.0	2,371.4	(6)(13)
GCBSL 2024-77	Collaterized loan obligation	8.71%	SOFR (Q)	4.85%		01/2038		1,500.0	1,500.0	1,505.4	(6)(13)
GCBSL 2025-79	Collaterized loan obligation	8.53%	SOFR (Q)	4.65%		04/2038		1,500.0	1,500.0	1,504.4	(6)(13)
GCBSL 2025-82	Collaterized loan obligation	8.72%	SOFR (Q)	4.75%		10/2038		4,000.0	4,000.0	4,014.4	(6)(13)
GLM 2022-12	Collaterized loan obligation	9.58%	SOFR (Q)	5.70%		07/2037		2,100.0	2,109.1	2,128.7	(6)(13)
GNRT 2023-12	Collaterized loan obligation	7.91%				07/2038		650.0	650.0	659.0	(6)(13)
GNRT 2024-20	Collaterized loan obligation	13.93%				01/2038		13,950.0	11,211.1	9,826.8	(6)(13)
GNRT 9	Collaterized loan obligation	10.23%	SOFR (Q)	6.35%		01/2038		2,000.0	2,000.0	1,947.7	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
GOCAP 2024-71	Collaterized loan obligation	8.96%	SOFR (Q)	5.10%		02/2037		4,500.0	4,500.0	4,519.2	(6)(13)
HAMLN 2024-1	Collaterized loan obligation	9.28%	SOFR (Q)	5.40%		10/2037		2,017.5	2,017.5	2,026.4	(6)(13)
Hellman & Friedman Capital Partners VIII, L.P. (12)	Limited partnership interests				09/2025		0.02%		1,650.2	1,874.1	(6)
HgCapital 8 A L.P. (12)	Limited partnership interests				09/2025		0.05%		1,022.6	987.4	(6)
HIGPK 2025-1	Collaterized loan obligation	8.77%	SOFR (Q)	4.90%		07/2038		6,050.0	6,050.0	6,089.7	(6)(13)
HPPK 2024-1	Collaterized loan obligation	13.51%				10/2037		3,360.0	2,668.3	2,369.4	(6)(13)
Insight Venture Partners (Cayman) VII, LP (12)	Limited partnership interests				03/2025		0.29%		2,418.0	2,281.9	(6)
Insight Venture Partners (Delaware) VIII, LP (12)	Limited partnership interests				03/2025		0.10%		1,905.2	2,238.7	(6)
Insight Venture Partners Coinvestment Fund II, LP (12)	Limited partnership interests				03/2025		0.41%		2,175.4	2,290.6	(6)
INVCO 2023-2	Collaterized loan obligation	11.75%	SOFR (Q)	7.88%		04/2038		2,730.0	2,648.6	2,829.4	(6)(13)
Kelso Investment Associates IX, L.P. (12)	Limited partnership interests				09/2025		0.11%		1,477.8	1,288.6	(6)
KKR 2024-53	Collaterized loan obligation	10.40%	SOFR (Q)	6.50%		01/2038		2,235.0	2,235.0	2,257.8	(6)(13)
	Collaterized loan obligation	10.98%				01/2038		6,100.0	4,962.1	4,166.3	(6)(13)
									7,197.1	6,424.1
KKR 2024-56	Collaterized loan obligation	13.56%				10/2037		4,910.0	3,772.7	3,367.7	(6)(13)
KKR North America Fund XI, L.P. (12)	Limited partnership interests				09/2025		0.22%		2,245.4	3,059.0	(6)
KLLM 2	Collaterized loan obligation	11.21%	SOFR (Q)	7.35%		10/2037		250.0	251.0	242.2	(6)(13)
KLLM 2022-10	Collaterized loan obligation	8.76%	SOFR (Q)	4.90%		01/2038		2,750.0	2,750.0	2,602.9	(6)(13)
KLLM 2024-15	Collaterized loan obligation	10.58%	SOFR (Q)	6.70%		07/2037		1,900.0	1,877.8	1,889.3	(6)(13)
KLLM 2024-17	Collaterized loan obligation	10.01%	SOFR (Q)	6.15%		10/2037		930.0	935.3	920.5	(6)(13)
KLLM 2024-18	Collaterized loan obligation	13.46%				01/2038		7,160.0	5,735.1	4,794.0	(6)(13)
KLLM 6	Collaterized loan obligation	11.11%	SOFR (Q)	7.25%		10/2037		1,820.0	1,820.0	1,796.7	(6)(13)
Linden Structured Capital Fund II-A LP (12)	Limited partnership interest				07/2024		2,229,231		1,854.5	2,694.9	(2)(6)
MAGNE 2019-24	Collaterized loan obligation	10.30%	SOFR (Q)	6.40%		04/2035		500.0	500.1	502.8	(6)(13)
MAGNE 2020-28	Collaterized loan obligation	13.81%				01/2035		6,789.8	4,948.9	4,924.8	(6)(13)
MAGNE 2022-33	Collaterized loan obligation	9.43%	SOFR (Q)	5.55%		10/2037		5,875.0	5,875.0	5,968.3	(6)(13)
MAGNE 2023-34	Collaterized loan obligation	8.40%	SOFR (Q)	4.50%		01/2038		2,330.2	2,330.2	2,337.6	(6)(13)
MAGNE 2023-36	Collaterized loan obligation	8.86%	SOFR (Q)	5.00%		07/2038		5,900.0	5,900.0	5,958.5	(6)(13)
MAGNE 2023-39	Collaterized loan obligation	8.76%	SOFR (Q)	4.90%		01/2037		637.5	637.5	638.6	(6)(13)
MAGNE 2024-41	Collaterized loan obligation	8.76%	SOFR (Q)	4.90%		01/2038		2,312.5	2,312.5	2,329.3	(6)(13)
MAGNE 2024-42	Collaterized loan obligation	8.86%	SOFR (Q)	5.00%		01/2038		2,125.0	2,099.8	2,144.5	(6)(13)
	Collaterized loan obligation	14.38%				01/2038		920.0	646.5	656.9	(6)(13)
									2,746.3	2,801.4
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
MAGNE 2024-44	Collaterized loan obligation	10.94%				10/2037		4,100.0	3,357.3	3,061.5	(6)(13)
MAGNE 2025-43	Collaterized loan obligation	10.63%	SOFR (Q)	6.50%		07/2038		2,300.0	2,300.0	2,363.9	(6)(13)
MAGNE 2025-48	Collaterized loan obligation	9.14%	SOFR (Q)	4.85%		10/2038		2,800.0	2,800.0	2,827.7	(6)(13)
	Collaterized loan obligation	10.31%				10/2038		17,210.0	15,489.0	14,766.2	(6)(13)
									18,289.0	17,593.9
MAGNE 2025-50	Collaterized loan obligation	9.11%	SOFR (Q)	4.80%		07/2038		8,960.0	8,960.0	9,053.6	(6)(13)
MAGNE 2025-51	Collaterized loan obligation	12.00%				10/2038		19,791.0	18,095.8	18,338.5	(6)(13)
Magnetite LV, Limited	Collaterized loan obligation	22.00%				11/2026		2,511.7	2,511.7	2,511.7	(6)(13)
MCF CLO 12 LLC	Private asset-backed investment	7.93%	SOFR (Q)	4.05%		02/2034		19,900.0	19,900.0	19,900.0	(6)(13)
MDPK 2015-17	Collaterized loan obligation	10.33%				07/2045		59,391.7	7,690.6	6,700.5	(6)(13)
	Collaterized loan obligation	10.33%				07/2030		6,173.4	799.4	696.5	(6)(13)
									8,490.0	7,397.0
MDPK 2016-20	Collaterized loan obligation	10.26%	SOFR (Q)	6.40%		10/2037		2,727.5	2,727.5	2,613.8	(6)(13)
MDPK 2016-22	Collaterized loan obligation	14.19%				01/2033		3,140.0	1,554.5	1,302.2	(6)(13)
MDPK 2018-30	Collaterized loan obligation	11.22%				07/2027		14,921.4	7,768.0	5,506.0	(6)(13)
	Collaterized loan obligation	8.50%				07/2037		750.0	750.0	755.7	(6)(13)
									8,518.0	6,261.7
MDPK 2018-31	Collaterized loan obligation	10.26%	SOFR (Q)	6.40%		07/2037		1,100.0	1,101.8	1,088.2	(6)(13)
MDPK 2018-32	Collaterized loan obligation	10.26%	SOFR (Q)	6.40%		07/2037		4,850.0	4,850.0	4,758.7	(6)(13)
	Collaterized loan obligation	9.00%				01/2048		2,360.0	1,100.5	886.9	(6)(13)
	Collaterized loan obligation	9.00%				01/2048		744.0	346.9	279.6	(6)(13)
									6,297.4	5,925.2
MDPK 2019-34	Collaterized loan obligation	10.39%	SOFR (Q)	6.50%		10/2037		1,700.0	1,700.0	1,659.0	(6)(13)
MDPK 2019-37	Collaterized loan obligation	10.50%	SOFR (Q)	6.60%		04/2037		1,000.0	1,000.0	1,006.1	(6)(13)
	Collaterized loan obligation	13.01%				04/2037		1,600.0	832.2	676.3	(6)(13)
									1,832.2	1,682.4
MDPK 2020-46	Collaterized loan obligation	9.15%	SOFR (Q)	5.25%		10/2034		2,000.0	1,966.8	1,937.9	(6)(13)
MDPK 2021-59	Collaterized loan obligation	10.28%	SOFR (Q)	6.40%		04/2037		2,890.0	2,883.8	2,836.8	(6)(13)
MDPK 2022-60	Collaterized loan obligation	10.36%	SOFR (Q)	6.50%		10/2037		5,625.0	5,625.0	5,585.1	(6)(13)
	Collaterized loan obligation	7.49%				10/2037		1,081.5	863.5	677.2	(6)(13)
									6,488.5	6,262.3
MDPK 2023-63	Collaterized loan obligation	9.87%	SOFR (Q)	6.00%		07/2038		4,750.0	4,750.0	4,762.1	(6)(13)
MDPK 2023-63A	Collaterized loan obligation	14.77%				07/2038		1,702.6	1,117.3	1,061.7	(6)(13)
MDPK 2024-66	Collaterized loan obligation	9.37%	SOFR (Q)	5.50%		10/2037		2,500.0	2,500.0	2,519.0	(6)(13)
	Collaterized loan obligation	12.84%				10/2037		2,410.0	2,186.7	1,805.1	(6)(13)
									4,686.7	4,324.1
MDPK 2024-67	Collaterized loan obligation	10.66%	SOFR (Q)	6.80%		04/2037		2,500.0	2,500.0	2,520.4	(6)(13)
MDPK 2024-68	Collaterized loan obligation	8.98%	SOFR (Q)	5.10%		01/2038		2,375.0	2,375.0	2,385.4	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
MDPK 2024-69	Collaterized loan obligation	10.11%	SOFR (Q)	6.25%		07/2037		1,500.0	1,500.0	1,504.2	(6)(13)
MDPK 2025-65	Collaterized loan obligation	9.32%	SOFR (Q)	5.00%		07/2038		2,400.0	2,400.0	2,409.6	(6)(13)
MDPK 2025-71	Collaterized loan obligation	17.05%				04/2038		4,120.0	3,436.6	3,637.6	(6)(13)
MDPK 2025-72	Collaterized loan obligation	13.19%				07/2038		10,470.0	10,470.0	10,214.4	(6)(13)
MDPK 2025-75	Collaterized loan obligation	11.70%				01/2039		21,935.0	21,935.0	22,160.5	(6)(13)
MidOcean CLO Equity Fund I, LP	Limited partnership interest	9.00%			10/2024		35,996,269		35,966.6	35,996.3	(6)(13)
Montagu V (US) L.P. (12)	Limited partnership interests				03/2025		0.57%		1,353.4	1,737.7	(6)
NCMF 2025-MFS	Private asset-backed investment	7.53%				06/2033		24,530.0	24,257.0	24,915.3	(6)(13)
NEUB 2018-28	Collaterized loan obligation	10.83%	SOFR (Q)	6.95%		10/2038		700.0	718.7	712.1	(6)(13)
NEUB 2025-60	Collaterized loan obligation	10.34%	SOFR (Q)	6.48%		04/2039		3,700.0	3,664.0	3,787.4	(6)(13)
NEUB 2025-61	Collaterized loan obligation	8.99%	SOFR (Q)	4.90%		07/2039		2,950.0	2,950.0	2,967.8	(6)(13)
New Mountain Partners III, L.P. (12)	Limited partnership interests				03/2025		0.20%		320.9	393.3	(6)
New Mountain Partners IV, L.P. (12)	Limited partnership interests				03/2025		0.20%		914.2	872.0	(6)
NMC CLO-2	Collaterized loan obligation	9.60%	SOFR (Q)	5.70%		01/2038		937.5	937.5	928.2	(6)(13)
OAKC 2012-7	Collaterized loan obligation	8.39%	SOFR (Q)	4.50%		02/2038		5,000.0	4,948.0	4,982.0	(6)(13)
	Collaterized loan obligation	8.87%				02/2038		480.0	277.9	232.8	(6)(13)
									5,225.9	5,214.8
OAKC 2014-10R	Collaterized loan obligation	8.28%	SOFR (Q)	4.40%		04/2038		2,000.0	2,000.0	1,992.6	(6)(13)
OAKC 2015-12	Collaterized loan obligation	6.49%				04/2037		14,541.0	8,279.8	7,174.3	(6)(13)
OAKC 2016-13	Collaterized loan obligation	9.62%	SOFR (Q)	5.75%		10/2037		1,220.0	1,220.0	1,229.6	(6)(13)
	Collaterized loan obligation	8.00%				10/2037		2,920.0	2,267.9	1,759.0	(6)(13)
	Collaterized loan obligation	8.00%				01/2030		1,400.0	1,087.4	843.4	(6)(13)
									4,575.3	3,832.0
OAKC 2017-15	Collaterized loan obligation	7.17%				01/2030		3,441.5	1,821.4	1,516.7	(6)(13)
OAKC 2019-2	Collaterized loan obligation	11.30%				01/2038		3,330.0	2,972.9	2,679.8	(6)(13)
OAKC 2019-3	Collaterized loan obligation	9.67%				07/2032		3,590.0	2,955.1	2,483.1	(6)(13)
OAKC 2019-4	Collaterized loan obligation	8.81%	SOFR (Q)	4.95%		01/2038		3,640.0	3,640.0	3,649.2	(6)(13)
OAKC 2020-5	Collaterized loan obligation	8.87%				10/2037		3,130.0	2,932.6	2,411.3	(6)(13)
OAKC 2020-6	Collaterized loan obligation	9.13%	SOFR (Q)	5.25%		10/2037		1,100.0	1,100.0	1,108.1	(6)(13)
	Collaterized loan obligation	9.24%				10/2037		2,966.0	3,077.9	2,609.2	(6)(13)
									4,177.9	3,717.3
OAKC 2020-7	Collaterized loan obligation	8.78%	SOFR (Q)	4.90%		07/2038		6,370.0	6,370.0	6,388.5	(6)(13)
OAKC 2021-16	Collaterized loan obligation	8.14%				10/2034		1,210.0	986.0	786.5	(6)(13)
OAKC 2021-8	Collaterized loan obligation	8.73%	SOFR (Q)	4.85%		01/2038		525.0	525.4	526.3	(6)(13)
	Collaterized loan obligation	11.39%				01/2038		3,190.0	2,712.8	2,438.0	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									3,238.2	2,964.3
OAKC 2021-9	Collaterized loan obligation	9.38%	SOFR (Q)	5.50%		10/2037		2,050.0	2,050.0	2,063.9	(6)(13)
	Collaterized loan obligation	9.86%				10/2037		1,500.0	1,401.0	1,193.0	(6)(13)
									3,451.0	3,256.9
OAKC 2022-12R	Collaterized loan obligation	9.18%	SOFR (Q)	4.85%		07/2037		6,700.0	6,700.0	6,740.2	(6)(13)
OAKC 2023-15RA	Collaterized loan obligation	8.73%	SOFR (Q)	4.85%		07/2038		3,000.0	3,000.0	3,020.9	(6)(13)
OAKCL 2023-1	Collaterized loan obligation	11.40%	SOFR (Q)	7.50%		04/2038		1,500.0	1,553.8	1,532.2	(6)(13)
OAKCL 2025-32	Collaterized loan obligation	9.46%	SOFR (Q)	5.35%		07/2038		1,750.0	1,750.0	1,741.1	(6)(13)
OCP 2015-10	Collaterized loan obligation	9.21%	SOFR (Q)	5.35%		01/2038		1,000.0	993.8	1,004.5	(6)(13)
	Collaterized loan obligation	17.03%				01/2038		20,760.0	8,018.6	8,217.6	(6)(13)
									9,012.4	9,222.1
OCP 2016-11	Collaterized loan obligation	9.11%	SOFR (Q)	5.25%		07/2038		5,080.0	5,080.0	5,114.9	(6)(13)
OCP 2018-15	Collaterized loan obligation	12.20%				07/2031		13,282.0	5,945.8	5,173.6	(6)(13)
OCP 2021-21	Collaterized loan obligation	14.25%				01/2038		20,007.0	12,268.3	11,297.7	(6)(13)
OCP 2022-24	Collaterized loan obligation	10.13%	SOFR (Q)	6.25%		10/2037		1,550.0	1,562.4	1,574.0	(6)(13)
	Collaterized loan obligation	20.62%				10/2037		3,060.0	1,601.9	1,599.9	(6)(13)
									3,164.3	3,173.9
OCP 2025-43	Collaterized loan obligation	10.79%	SOFR (Q)	6.50%		07/2038		2,100.0	2,100.0	2,164.2	(6)(13)
OCP 2025-44	Collaterized loan obligation	9.06%	SOFR (Q)	4.80%		10/2038		1,800.0	1,800.0	1,808.1	(6)(13)
OCP 2025-48	Collaterized loan obligation	10.70%				12/2038		15,450.0	13,602.2	13,602.8	(6)(13)
OCPA 2023-29	Collaterized loan obligation	8.88%	SOFR (Q)	5.00%		01/2036		1,000.0	1,000.0	973.9	(6)(13)
OCPA 2025-41	Collaterized loan obligation	8.00%				04/2037		1,500.0	1,500.0	1,505.9	(6)(13)
OCT61 2023-2	Collaterized loan obligation	11.77%	SOFR (Q)	7.89%		04/2038		1,500.0	1,455.4	1,535.8	(6)(13)
OCT63 2024-2	Collaterized loan obligation	10.38%	SOFR (Q)	6.50%		07/2037		1,166.7	1,126.7	1,181.4	(6)(13)
OCT67 2023-1	Collaterized loan obligation	12.00%				07/2038		1,590.1	1,590.1	1,591.0	(6)(13)
OHACP 2024-17	Collaterized loan obligation	8.88%	SOFR (Q)	5.00%		01/2038		3,000.0	3,000.0	3,022.5	(6)(13)
	Collaterized loan obligation	11.52%				01/2038		2,610.0	2,288.3	2,044.9	(6)(13)
									5,288.3	5,067.4
OHALF 2016-1	Collaterized loan obligation	10.03%				07/2037		2,375.0	1,406.3	1,303.0	(6)(13)
OKANAGAN 2024-1	Private asset-backed investment	11.74%	SOFR (M)	8.25%		12/2032		20,343.7	20,377.9	19,936.8	(6)(13)
One Equity Partners VI, L.P. (12)	Limited partnership interests				09/2025		0.89%		3,147.2	3,692.2	(6)
One Equity Partners VII, L.P. (12)	Limited partnership interests				09/2025		0.14%		2,307.6	2,494.2	(6)
Onex Partners III LP (12)	Limited partnership interests				03/2025		0.20%		1,001.4	1,297.3	(6)
Onex Partners IV LP (12)	Limited partnership interests				03/2025		0.14%		2,649.5	2,695.0	(6)
Permira IV L.P. 2 (12)	Limited partnership interests				03/2025		0.07%		1,249.7	1,505.2	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Permira V G.P. L.P. (12)	Limited partnership interests				09/2025		0.02%		205.0	283.3	(6)
Permira VI L.P.1 (12)	Limited partnership interests				09/2025		0.01%		349.3	503.9	(6)
PIPK 2025-18	Collaterized loan obligation	9.63%	SOFR (Q)	5.75%		04/2038		1,250.0	1,250.0	1,268.4	(6)(13)
PLMRS 2025-3	Collaterized loan obligation	9.23%	SOFR (Q)	4.95%		07/2038		3,600.0	3,600.0	3,637.4	(6)(13)
PNTPK 2019-1	Collaterized loan obligation	8.16%	SOFR (Q)	4.30%		07/2036		8,075.0	8,146.0	8,099.3	(6)(13)
PROSE 2024-3	Private asset-backed investment	8.85%				10/2054		25,000.0	25,000.0	25,834.4	(6)(13)
Providence Equity Partners (Midsummer) L.P. (12)	Limited partnership interests				09/2025		0.06%		613.6	836.3	(6)
Providence Equity Partners VII, L.P. (12)	Limited partnership interests				09/2025		0.07%		385.5	582.7	(6)
Providence Equity Partners VII-A L.P. (12)	Limited partnership interests				03/2025		0.20%		1,598.2	1,675.5	(6)
Providence Equity Partners VIII, L.P. (12)	Limited partnership interests				09/2025		0.06%		2,826.5	3,641.4	(6)
Purple Garden Invest (D) AB (12)	Limited partnership interests				09/2025		0.21%		1,043.7	1,203.8	(6)
PXLY 2024-1	Collaterized loan obligation	8.90%	SOFR (Q)	5.00%		01/2037		6,050.0	6,050.0	6,077.3	(6)(13)
Red Garden Invest (D) AB (12)	Limited partnership interests				09/2025		0.21%		1,379.3	1,599.9	(6)
RRAM 2022-21	Collaterized loan obligation	10.69%	SOFR (Q)	6.79%		07/2039		250.0	249.0	227.8	(6)(13)
	Collaterized loan obligation	9.48%				07/2039		13,070.0	8,651.2	7,076.4	(6)(13)
									8,900.2	7,304.2
RRAM 2022-23	Collaterized loan obligation	8.90%	SOFR (Q)	5.00%		07/2037		4,390.0	4,390.0	4,414.2	(6)(13)
RRAM 2022-24	Collaterized loan obligation	10.68%	SOFR (Q)	6.78%		01/2037		700.0	697.8	689.5	(6)(13)
RRAM 2023-25	Collaterized loan obligation	11.15%	SOFR (Q)	7.25%		10/2037		800.0	806.2	778.4	(6)(13)
RRAM 2023-27	Collaterized loan obligation	14.64%				10/2035		5,580.0	4,603.5	4,644.8	(6)(13)
RRAM 2024-29R	Collaterized loan obligation	14.13%				07/2039		5,205.0	3,023.6	3,041.7	(6)(13)
RRAM 2024-30	Collaterized loan obligation	10.22%	SOFR (Q)	6.32%		07/2036		400.0	394.7	394.1	(6)(13)
	Collaterized loan obligation	11.87%				07/2036		7,000.0	6,029.3	5,569.0	(6)(13)
									6,424.0	5,963.1
RRAM 2024-31	Collaterized loan obligation	10.77%	SOFR (Q)	6.87%		10/2039		450.0	450.5	445.0	(6)(13)
	Collaterized loan obligation	14.25%				10/2039		11,200.0	8,933.0	8,951.2	(6)(13)
									9,383.5	9,396.2
RRAM 2024-33	Collaterized loan obligation	10.71%	SOFR (Q)	6.81%		10/2039		500.0	498.5	494.7	(6)(13)
RRAM 2024-35	Collaterized loan obligation	10.71%	SOFR (Q)	6.81%		01/2040		500.0	498.7	493.9	(6)(13)
RRAM 2025-37	Collaterized loan obligation	8.55%	SOFR (Q)	4.65%		04/2038		1,062.5	1,062.5	1,060.8	(6)(13)
RRAM 2025-38	Collaterized loan obligation	12.99%				04/2040		2,580.0	2,301.0	2,114.6	(6)(13)
RRAM 2025-40	Collaterized loan obligation	10.05%	SOFR (Q)	5.75%		07/2038		8,750.0	8,750.0	8,842.9	(6)(13)
Silver Lake Partners IV, L.P. (12)	Limited partnership interests				03/2025		0.02%		1,467.2	1,918.6	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SIXST 2020-16	Collaterized loan obligation	9.24%				10/2032		1,400.0	796.5	821.3	(6)(13)
SIXST 2021-17	Collaterized loan obligation	17.20%				04/2038		5,550.0	3,686.4	3,690.4	(6)(13)
SIXST 2021-20	Collaterized loan obligation	9.38%	SOFR (Q)	5.50%		07/2038		3,250.0	3,250.0	3,253.3	(6)(13)
SIXST 2022-21	Collaterized loan obligation	9.62%	SOFR (Q)	5.75%		10/2037		2,025.0	2,025.0	2,048.0	(6)(13)
	Collaterized loan obligation	14.43%				10/2037		5,242.0	3,415.4	3,124.5	(6)(13)
									5,440.4	5,172.5
SIXST 2024-26	Collaterized loan obligation	9.53%	SOFR (Q)	5.65%		10/2037		650.0	653.6	655.2	(6)(13)
SIXST 2024-27	Collaterized loan obligation	9.13%	SOFR (Q)	5.25%		01/2038		1,750.0	1,750.0	1,762.4	(6)(13)
SIXST 2025-28	Collaterized loan obligation	9.32%	SOFR (Q)	5.45%		04/2038		725.0	725.0	739.5	(6)(13)
	Collaterized loan obligation	11.22%				04/2038		2,873.0	2,292.9	2,118.9	(6)(13)
									3,017.9	2,858.4
SIXST 2025-29	Collaterized loan obligation	12.11%				07/2038		4,870.0	4,392.7	4,273.9	(6)(13)
SIXST 2025-30	Collaterized loan obligation	9.14%	SOFR (Q)	4.85%		07/2038		2,300.0	2,300.0	2,328.8	(6)(13)
	Collaterized loan obligation	11.64%				07/2038		6,315.0	5,516.2	5,325.1	(6)(13)
									7,816.2	7,653.9
SIXST 2025-31	Collaterized loan obligation	11.50%				01/2039		20,105.0	17,083.8	17,086.2	(6)(13)
SPEAK 2024-11	Collaterized loan obligation	16.55%				07/2037		4,000.0	3,090.8	3,206.8	(6)(13)
STKPK 2022-1	Collaterized loan obligation	10.05%	SOFR (Q)	6.15%		10/2037		1,687.5	1,687.5	1,674.4	(6)(13)
	Collaterized loan obligation	12.13%				10/2037		20,240.0	15,815.8	13,079.6	(6)(13)
	Collaterized loan obligation					10/2037		20,240.0	185.3	597.7	(6)(13)
									17,688.6	15,351.7
SYMP 2022-33	Collaterized loan obligation	9.22%	SOFR (Q)	5.35%		01/2038		1,250.0	1,250.0	1,195.1	(6)(13)
SYMP 2023-40	Collaterized loan obligation	9.16%	SOFR (Q)	5.25%		01/2038		1,500.0	1,500.0	1,507.3	(6)(13)
TCIFC 2023-1	Collaterized loan obligation	8.83%	SOFR (Q)	4.95%		07/2038		1,800.0	1,800.0	1,819.6	(6)(13)
Texas Debt Capital CLO 2024-II Ltd	Collaterized loan obligation	9.12%	SOFR (Q)	5.25%		01/2037		4,100.0	4,100.0	4,134.4	(6)(13)
Thoma Bravo Fund XI-A, L.P. (12)	Limited partnership interests				03/2025		0.16%		791.1	1,010.6	(6)
Thoma Bravo Special Opportunities Fund II-A, L.P. (12)	Limited partnership interests				03/2025		0.57%		1,133.3	1,452.1	(6)
THPT 2023-THL	Commercial mortgage-backed security	10.40%				12/2034		5,000.0	4,988.2	5,045.2	(6)(13)
Tikehau Green Diamond II CFO Equity LP (12)	Preferred shares	9.77%	Euribor (Q)	7.75%	12/2024	12/2030	3,405,672		2,419.3	2,914.1	(6)(13)
Tikehau Ruby CLO Equity LP (12)	Preferred shares	12.02%	Euribor (Q)	10.00%	03/2024		1,815,364		514.6	588.9	(6)(8)(13)
Tikehau Topaz LP (12)	Preferred shares	12.67%	SOFR (Q)	9.00%	06/2024		3,314,856		2,436.9	2,474.2	(6)(8)(13)
TPG Partners VI, L.P. (12)	Limited partnership interests				03/2025		0.21%		190.1	325.3	(6)
TPG Partners VIII, L.P. (12)	Limited partnership interests				09/2025		0.01%		1,562.9	1,640.3	(6)
Trident VI Parallel Fund, L.P. (12)	Limited partnership interests				03/2025		0.22%		1,323.8	1,672.6	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
TriplePoint Venture Growth BDC Corp	Senior subordinated loan	8.11%				02/2028		32,900.0	32,900.0	33,309.3	(2)(6)(13)
Vector Capital IV, L.P. (12)	Limited partnership interests				03/2025		0.08%		198.7	256.4	(6)
Vector Capital VI, L.P. (12)	Limited partnership interests				03/2025		0.02%		49.5	47.9	(6)
Vestar Capital Partners VII, L.P. (12)	Limited partnership interests				09/2025		0.26%		1,889.7	1,960.3	(6)
Vista Equity Partners Fund V-A, L.P. (12)	Limited partnership interests				03/2025		0.02%		768.5	883.2	(6)
VOYA 2021-3	Collaterized loan obligation	9.80%	SOFR (Q)	5.90%		04/2038		2,500.0	2,500.0	2,536.1	(6)(13)
	Collaterized loan obligation	8.15%				04/2038		1,875.0	1,875.0	1,907.0	(6)(13)
									4,375.0	4,443.1
VOYA 2024-1	Collaterized loan obligation	10.55%	SOFR (Q)	6.65%		04/2037		1,681.9	1,741.4	1,697.8	(6)(13)
VOYA 2024-2	Collaterized loan obligation	9.93%	SOFR (Q)	6.05%		07/2037		2,500.0	2,414.4	2,524.4	(6)(13)
VOYA 2025-1	Collaterized loan obligation	8.48%	SOFR (Q)	4.60%		04/2038		5,215.0	5,192.9	5,127.6	(6)(13)
VOYA 2025-2	Collaterized loan obligation	10.15%	SOFR (Q)	6.25%		07/2038		3,497.7	3,441.3	3,561.1	(6)(13)
	Collaterized loan obligation	14.62%				07/2038		11,976.0	10,666.9	10,346.3	(6)(13)
									14,108.2	13,907.4
VOYA 2025-3	Collaterized loan obligation	9.73%	SOFR (Q)	5.40%		07/2038		3,000.0	3,000.0	3,014.6	(6)(13)
VOYA 2025-4	Collaterized loan obligation	9.00%	SOFR (Q)	5.10%		10/2038		6,800.0	6,800.0	6,826.8	(6)(13)
WCAS XIII, L.P. (12)	Limited partnership interests				09/2025		0.05%		874.1	1,740.2	(6)
WCP Bridge Fund, L.P. (12)	Limited partnership interests				09/2025		0.15%		87.6	347.9	(6)
WEHPK 2022-1	Collaterized loan obligation	9.35%	SOFR (Q)	5.40%		10/2038		5,300.0	5,300.0	5,177.0	(6)(13)
Wellspring Capital Partners VI (Onshore), L.P. (12)	Limited partnership interests				09/2025		0.12%		1,869.2	1,514.2	(6)
WILDPK 2024-1	Collaterized loan obligation	9.63%	SOFR (Q)	5.75%		10/2037		1,117.5	1,117.5	1,127.9	(6)(13)
Wind Point Partners VIII-A, L.P. (12)	Limited partnership interests				09/2025		0.14%		702.6	568.2	(6)
WONPK 2025-1	Collaterized loan obligation	9.22%	SOFR (Q)	4.90%		07/2038		3,350.0	3,350.0	3,367.7	(6)(13)

									1,841,282.5	1,826,970.4		17.39%
Capital Goods
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp. (11)	First lien senior secured revolving loan	10.34%	SOFR (Q)	6.50%		08/2030		3,592.0	3,463.9	3,454.3	(2)(6)(8)(13)
	First lien senior secured loan	10.32%	SOFR (Q)	6.50%		08/2030		92,363.4	91,067.9	90,977.9	(2)(6)(8)(13)
									94,531.8	94,432.2
AI Aqua Merger Sub, Inc.	First lien senior secured loan	6.86%	SOFR (Q)	3.00%		07/2028		116,127.3	115,978.3	116,339.8	(2)(6)(8)
Airx Climate Solutions, Inc. (11)	First lien senior secured loan	9.57%	SOFR (Q)	5.75%		11/2029		23,093.5	22,722.2	23,093.5	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	5.00%		11/2029		12,351.8	12,226.2	12,228.3	(2)(8)(13)
									34,948.4	35,321.8
Alliance Laundry Systems LLC	First lien senior secured loan	6.07%	SOFR (Q)	2.25%		08/2031		25,114.8	25,061.7	25,209.0	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Arcline FM Holdings, LLC	First lien senior secured loan	6.42%	SOFR (Q)	2.75%		06/2030		14,587.4	14,630.5	14,628.3	(2)(8)
Artera Services, LLC	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		02/2031		26,756.5	23,581.2	21,522.4	(2)
BCPE Empire Holdings, Inc.	First lien senior secured loan	6.97%	SOFR (M)	3.25%		12/2030		8,430.1	8,443.2	8,328.3	(2)(8)
BGIF IV Fearless Utility Services, Inc. (11)	First lien senior secured loan	8.73%	SOFR (M)	5.00%		06/2031		54,015.9	53,632.2	54,015.9	(2)(8)(13)
Brown Group Holding, LLC	First lien senior secured loan	6.22%	SOFR (M)	2.50%		07/2031		25,494.1	25,502.7	25,610.1	(2)(8)
	First lien senior secured loan	6.56%	SOFR (Q)	2.75%		07/2031		10,878.8	10,849.5	10,927.5	(2)(8)
									36,352.2	36,537.6
Burgess Point Purchaser Corporation	First lien senior secured loan	9.19%	SOFR (Q)	5.25%		07/2029		69,085.4	66,821.3	58,328.1	(2)(8)
Chillaton Bidco Limited (11)	First lien senior secured loan	10.30%	SONIA (S)	6.50%		05/2031		7,029.8	6,515.1	7,029.8	(2)(6)(8)(13)
CoorsTek, inc	First lien senior secured loan	6.86%	SOFR (Q)	3.00%		10/2032		12,000.0	11,941.3	12,082.6	(2)
CPIG Holdco Inc. (11)	First lien senior secured revolving loan	8.84%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(2)(8)(10)(13)
	First lien senior secured loan	11.09%	SOFR (Q)	7.00%		04/2028		14,662.5	14,458.2	14,662.5	(2)(8)(13)
									14,458.7	14,663.0
EC Partners Spanish BidCo, S.L.U. (11)	First lien senior secured loan	7.85%	Euribor (S)	5.75%		01/2032		756.6	655.2	756.6	(2)(6)(13)
ELM DebtCo, LLC (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		11/2031		3,292.7	3,260.5	3,259.8	(2)(8)(13)
Endurance PT Technology Buyer Corporation and Endurance PT Technology Holdings LLC (11)	First lien senior secured revolving loan	10.17%	SOFR (Q)	6.50%		10/2031		2,346.1	2,203.8	2,316.8	(2)(8)(13)
	First lien senior secured loan	10.17%	SOFR (Q)	6.50%		10/2031		65,016.6	63,439.4	64,691.5	(2)(8)(13)
	Preferred equity	8.00% PIK			10/2025		9,461		9,460.8	9,460.8	(2)(13)
	Common units				10/2025		10,512		1,051.2	1,051.2	(2)(13)
									76,155.2	77,520.3
FCG Acquisitions, Inc.	First lien senior secured loan	6.97%	SOFR (M)	3.25%		03/2028		51,193.5	51,266.5	51,361.4	(2)(8)
Generator US Buyer, Inc. and Total Power Limited (11)	First lien senior secured loan	6.76%	CORRA (Q)	4.50%		07/2030		7,859.8	7,706.5	7,859.8	(2)(6)(8)(13)
	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		07/2030		987.5	973.9	987.5	(2)(6)(8)(13)
									8,680.4	8,847.3
Green Infrastructure Partners Inc.	First lien senior secured loan	6.42%	SOFR (Q)	2.75%		09/2032		18,000.0	17,983.9	18,000.0	(2)(6)
GSV Purchaser, Inc. (11)	First lien senior secured loan	8.28%	SOFR (M)	4.50%		08/2031		39,723.4	39,350.9	39,723.4	(2)(8)(13)
Harvey Tool Company, LLC	First lien senior secured loan	6.90%	Euribor (M)	5.00%		08/2032		8,789.7	8,690.2	8,745.7	(2)(8)(13)
Helix Acquisition Holdings, Inc.	First lien senior secured loan	10.82%	SOFR (M)	7.00%		03/2030		14,188.7	13,930.6	14,188.7	(2)(8)(13)
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC (11)	First lien senior secured revolving loan	8.17%	SOFR (Q)	4.50%		03/2032		1,896.7	1,815.1	1,896.7	(2)(8)(10)(13)
	First lien senior secured revolving loan	10.25%	Base Rate (S)	3.50%		03/2032		1,083.8	1,037.2	1,083.8	(2)(8)(10)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		03/2032		75,600.7	75,056.4	75,600.7	(2)(8)(13)
									77,908.7	78,581.2
HPCC Parent, Inc. and Patriot Container Corp. (11)	First lien senior secured loan	13.00% (7.00% PIK)				09/2030		74,826.5	73,245.7	74,826.5	(2)(13)
	Common stock				09/2024		406,680		3,855.3	4,077.3	(2)(13)
									77,101.0	78,903.8
INNIO Group Holding GmbH	First lien senior secured loan	6.13%	SOFR (S)	2.25%		11/2028		10,000.0	10,000.0	10,025.0	(2)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
JSG II, Inc. and Checkers USA, Inc. (11)	First lien senior secured loan	8.23%	SOFR (M)	4.50%		09/2032		2,873.0	2,859.1	2,858.6	(2)(8)(13)
KKR Apple Bidco, LLC	First lien senior secured loan	6.22%	SOFR (M)	2.50%		09/2031		38,029.8	38,095.7	38,214.6	(2)
Madison IAQ LLC	First lien senior secured loan	6.70%	SOFR (S)	2.50%		06/2028		81,508.1	81,371.5	81,856.9	(2)(8)
OPH NEP Investment, LLC (4)	Senior subordinated loan	10.00% (7.00% PIK)				05/2032		40,264.8	37,811.9	39,459.5	(2)(13)
	Class B common units				05/2024		9		2,083.7	2,754.0	(13)
									39,895.6	42,213.5
Paris US Holdco, Inc. & 1001028292 Ontario Inc. (11)	First lien senior secured revolving loan	8.47%	SOFR (M)	4.75%		12/2031		633.2	561.8	633.2	(2)(6)(8)(13)
	First lien senior secured loan	8.47%	SOFR (M)	4.75%		12/2031		52,507.7	52,063.6	52,507.7	(2)(6)(8)(13)
									52,625.4	53,140.9
Pave America Holding, LLC (11)	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%		08/2032		1,713.3	1,659.0	1,656.2	(2)(8)(13)
	First lien senior secured loan	8.94% (2.88% PIK)	SOFR (Q)	5.25%		08/2032		20,967.5	20,757.1	20,734.7	(2)(8)(13)
									22,416.1	22,390.9
Pike Corporation (11)	First lien senior secured loan	8.20%	SOFR (Q)	4.50%		12/2032		175,185.1	174,313.7	174,309.2	(2)(8)(13)
Pinnacle Buyer, LLC (11)	First lien senior secured loan	6.49%	SOFR (Q)	2.50%		10/2032		41,723.6	41,814.6	41,854.2	(2)
Project Castle, Inc.	First lien senior secured loan	9.36%	SOFR (S)	5.50%		06/2029		28,051.3	22,808.5	18,058.0	(2)(8)
PumpTech, LLC and Impel CV-B, LP (11)(12)	First lien senior secured revolving loan	8.47%	SOFR (M)	4.75%		01/2031		384.8	369.6	370.4	(2)(8)(13)
	First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%		01/2031		384.8	369.6	370.4	(2)(8)(13)
	First lien senior secured loan	8.47%	SOFR (M)	4.75%		01/2031		15,383.7	15,199.3	15,162.7	(2)(8)(13)
	Limited partnership interest				03/2025		958,338		979.6	942.2	(2)(13)
									16,918.1	16,845.7
Signia Aerospace, LLC (11)	First lien senior secured loan	6.57%	SOFR (Q)	2.75%		12/2031		7,207.4	7,192.1	7,225.5	(2)(8)
SPX Flow, Inc.	First lien senior secured loan	6.47%	SOFR (M)	2.75%		04/2029		15,601.1	15,645.2	15,631.8	(2)(8)
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (11)	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		05/2031		34,767.1	34,218.7	34,767.1	(2)(8)(13)
	Series A common units				05/2024		996		996.0	1,676.4	(2)(13)
									35,214.7	36,443.5
Titan BW Borrower L.P. (11)	First lien senior secured loan	9.25% (2.88% PIK)	SOFR (Q)	5.38%		07/2032		62,057.4	61,481.5	61,436.8	(2)(8)(13)
WEC US Holdings Ltd.	First lien senior secured loan	5.87%	SOFR (M)	2.00%		01/2031		68,027.3	67,872.8	68,117.1	(2)
Werner Finco LP	First lien senior secured loan	9.21%	SOFR (Q)	5.50%		06/2031		92,774.8	91,500.0	92,774.8	(2)(8)(13)

									1,663,903.6	1,661,724.0		15.82%
Financial Services
Aduro Advisors, LLC (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		07/2030		18,531.1	18,391.4	18,531.1	(2)(8)(13)
AL GCX Holdings, LLC	First lien senior secured loan	5.92%	SOFR (M)	2.25%		12/2032		10,000.0	9,962.5	10,006.3	(8)
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Senior subordinated loan	10.44%	SOFR (Q)	6.75%		12/2031		16,250.0	15,966.8	16,250.0	(2)(8)(13)
BCP Renaissance Parent L.L.C.	First lien senior secured loan	6.17%	SOFR (Q)	2.50%		10/2028		20,783.9	20,828.2	20,887.8	(2)(8)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cannon Bridge Designated Activity Company (11)	First lien senior secured revolving loan	8.02%	Euribor (S)	6.00%		07/2027		2,336.6	2,338.3	2,242.3	(6)(13)
	First lien senior secured revolving loan	14.02%	Euribor (S)	12.00%		07/2027		916.0	894.6	891.4	(6)(13)
	First lien senior secured revolving loan	15.67%	SOFR (S)	12.00%		07/2027		202.5	197.8	197.1	(6)(13)
	First lien senior secured revolving loan	9.67%	SOFR (S)	6.00%		07/2027		55.2	55.3	53.0	(6)(13)
									3,486.0	3,383.8
Cezanne Bidco (11)	First lien senior secured loan	8.27%	Euribor (Q)	6.25%		10/2031		12,640.3	11,339.9	12,640.3	(2)(6)(13)
CFC Bidco 2022 Limited	First lien senior secured loan	7.74%	SOFR (Q)	3.75%		07/2032		47,927.3	46,927.1	46,549.4	(2)(6)
Chicago US Midco III, LP (11)	First lien senior secured loan	6.22%	SOFR (M)	2.50%		11/2032		14,267.2	14,232.2	14,285.1	(2)(6)(13)
Clearstead Advisors, LLC (11)	First lien senior secured revolving loan	8.22%	SOFR (M)	4.50%		02/2028		271.4	268.2	271.4	(2)(6)(8)(13)
	First lien senior secured loan	8.23%	SOFR (Q)	4.50%		02/2028		8,438.6	8,405.8	8,438.6	(2)(6)(8)(13)
									8,674.0	8,710.0
Convera International Holdings Limited and Convera International Financial S.A R.L. (11)	First lien senior secured loan	8.44%	SOFR (Q)	4.75%		03/2030		17,143.7	17,032.4	17,143.7	(2)(6)(8)(13)
Endeavor Bidco LLC and Endeavor TopCo, Inc.	First lien senior secured loan	7.92%	SOFR (Q)	4.25%		08/2029		13,196.0	13,034.2	13,196.0	(2)(8)(13)
	Class A common units				08/2024		2,540		2,540.0	3,897.4	(13)
									15,574.2	17,093.4
Focus Financial Partners, LLC	First lien senior secured loan	6.22%	SOFR (M)	2.50%		09/2031		55,554.9	55,410.2	55,633.8	(2)
GAPCO AIV Interholdco (CP), L.P. (11)	Senior subordinated loan	10.42% PIK	SOFR (Q)	6.75%		03/2033		52,451.0	51,217.1	52,451.0	(2)(6)(8)(13)
GC Waves Holdings, Inc. (11)	First lien senior secured loan	8.22%	SOFR (M)	4.50%		10/2030		23,394.1	23,229.3	23,394.1	(2)(6)(8)(13)
Gen II Fund Services, LLC	First lien senior secured loan	6.42%	SOFR (Q)	2.75%		11/2031		58,776.3	58,915.0	58,751.6	(2)
Grit Buyer, Inc. and Integrum Grit Co-Invest LP (11)(12)	First lien senior secured loan	8.37%	SOFR (Q)	4.50%		07/2032		64,162.5	63,193.8	63,110.8	(2)(8)(13)
	Limited partnership interests				07/2025		4,643,250		3,740.9	3,981.6	(2)(6)(13)
									66,934.7	67,092.4
GTCR F Buyer Corp. and GTCR (D) Investors LP (11)(12)	First lien senior secured revolving loan	8.73%	SOFR (M)	5.00%		09/2029		187.5	158.8	187.5	(2)(8)(13)
	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		09/2030		14,302.2	14,092.6	14,302.2	(2)(8)(13)
	Limited partnership interests				09/2023		78,677		79.3	166.4	(2)(13)
									14,330.7	14,656.1
Harbourvest Global Private Equity Limited (11)	Private asset-backed investment	7.65%	SOFR (Q)	3.50%		06/2029		30,875.0	30,207.0	30,875.0	(13)
HighTower Holding, LLC	First lien senior secured loan	6.65%	SOFR (Q)	2.75%		02/2032		41,457.0	41,458.0	41,483.1	(2)(6)
Icon Parent I Inc.	First lien senior secured loan	6.44%	SOFR (Q)	2.75%		11/2031		43,651.2	43,574.6	43,700.5	(2)
Isthmus Capital LLC	Private asset-backed investment	9.50%				06/2030		1,076.4	1,067.9	1,076.4	(6)(13)
	Private asset-backed investment				06/2023		4		—	21.9	(6)(13)
									1,067.9	1,098.3
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Kohlberg Private Credit Investors Rated Feeder-L, L.L.C. (11)(12)	Senior subordinated loan	13.02%	SOFR (S)	9.25%		12/2036		2,478.9	2,380.4	2,379.7	(6)(13)
	Common stock				12/2025		390,942		390.9	390.9	(6)(13)
									2,771.3	2,770.6
Mai Capital Management Intermediate LLC (11)	First lien senior secured revolving loan	8.43%	SOFR (Q)	4.75%		08/2031		363.2	347.0	363.2	(2)(6)(8)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		08/2031		13,422.1	13,330.2	13,422.1	(2)(6)(8)(13)
									13,677.2	13,785.3
Mariner Wealth Advisors, LLC	First lien senior secured loan	6.50%	SOFR (Q)	2.50%		12/2030		16,353.5	16,339.9	16,425.9	(2)(8)
	First lien senior secured loan	5.92%	SOFR (S)	2.25%		12/2030		2,002.3	2,002.3	2,011.2
									18,342.2	18,437.1
Mars Downstop Loan Purchaser Trust	Private asset-backed investment	11.00%			02/2024		29,990,339		11,827.8	11,827.9	(6)(13)
MC Accelerate Co-Invest Feeder LP and MC CIF Wealth Management (UK) Ltd.	Z1 preferred shares	12.00% PIK			08/2025	08/2031	15,586		16,157.5	16,150.2	(2)(6)(13)
	Z2 preferred shares	12.00% (6.00% PIK)			08/2025	08/2031	15,586		15,791.2	15,790.2	(2)(6)(13)
	Membership interest				08/2025		1,000		1.0	1.0	(2)(6)(13)
									31,949.7	31,941.4
Medlar Bidco Limited (11)	First lien senior secured loan	8.74%	SONIA (Q)	5.00%		05/2032		32,457.2	31,708.8	31,970.3	(2)(6)(13)
	First lien senior secured loan	6.99%	Euribor (Q)	5.00%		05/2032		15,029.5	14,312.5	14,804.0	(2)(6)(13)
									46,021.3	46,774.3
Mercury Borrower, Inc.	First lien senior secured loan	6.95%	SOFR (M)	3.00%		11/2032		48,001.6	47,779.1	47,917.6	(2)(8)
Merit Financial Group, LLC and CWC Fund I Co-Invest (MFA) LP (11)	First lien senior secured revolving loan	8.67%	SOFR (Q)	5.00%		08/2032		1,250.0	1,238.1	1,237.5	(2)(6)(8)(13)
	First lien senior secured revolving loan	10.75%	Base Rate (Q)	4.00%		08/2032		500.0	495.2	495.0	(2)(6)(8)(13)
	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		08/2032		12,468.8	12,350.2	12,344.1	(2)(6)(8)(13)
	Limited partnership interests				08/2025		4,655,000		4,666.8	4,655.0	(6)(13)
									18,750.3	18,731.6
Monica Holdco (US), Inc. (11)	First lien senior secured loan	9.07%	SOFR (Q)	5.25%		07/2030		10,999.1	10,849.5	10,999.1	(2)(6)(8)(13)
Monroe Capital Income Plus Corporation	Corporate bond	9.42%				11/2028		10,000.0	10,000.0	10,779.9	(2)(6)(13)
MSD Investment Corp.	Corporate bond	7.24%				05/2028		25,000.0	25,000.0	24,906.8	(2)(6)(13)
Nexus Buyer LLC	Second lien senior secured loan	9.47%	SOFR (M)	5.75%		02/2032		105,678.8	104,743.3	104,424.4	(2)
Oak Funding LLC (11)	First lien senior secured loan	8.29%	SOFR (Q)	4.50%		12/2032		88,833.3	87,955.4	87,945.0	(2)(6)(8)(13)
Osttra Group Ltd.	First lien senior secured loan	7.43%	SOFR (Q)	3.50%		10/2032		26,897.2	26,839.5	27,006.4	(2)
Parexel International Inc.	First lien senior secured loan	6.47%	SOFR (M)	2.75%		12/2031		64,374.4	64,324.4	64,548.9	(2)(8)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (11)(12)	First lien senior secured revolving loan	8.82%	SOFR (M)	5.00%		05/2028		509.2	488.3	509.2	(2)(6)(8)(13)
	First lien senior secured loan	8.82%	SOFR (M)	5.00%		05/2029		26,614.2	26,325.2	26,614.2	(2)(6)(8)(13)
	Limited partnership interests				09/2023		96,046		96.4	137.6	(6)(13)
									26,909.9	27,261.0
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (11)	First lien senior secured loan	8.92%	SOFR (Q)	5.25%		08/2029		11,850.7	11,668.3	11,850.7	(2)(6)(8)(13)
	Preferred units				07/2023		1,333,333		1,315.5	1,744.0	(6)(13)
									12,983.8	13,594.7
PCS MidCo, Inc. and PCS Parent, L.P. (11)	First lien senior secured loan	9.42%	SOFR (Q)	5.75%		03/2030		11,833.2	11,668.5	11,833.2	(2)(8)(13)
	Class A units				03/2024		806,000		806.0	892.0	(2)(13)
									12,474.5	12,725.2
Perigon Wealth Management, LLC and Perigon Wealth Advisors Holdings Company, LLC (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		03/2031		133.9	89.2	133.9	(2)(6)(8)(13)
Pioneer AcquisitionCo, LLC	First lien senior secured loan	6.94%	SOFR (Q)	3.25%		10/2032		12,500.0	12,469.4	12,546.9	(2)
RWA Wealth Partners, LLC (11)	First lien senior secured loan	8.61%	SOFR (Q)	4.75%		11/2030		9,165.7	9,077.9	9,165.7	(2)(6)(8)(13)
Steward Partners Global Advisory, LLC, Steward Partners Investment Advisory, LLC, Steward Partners Intermediate II, LLC and Steward Partners New Holdings, LLC (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		10/2028		6,887.2	6,777.4	6,887.2	(2)(6)(8)(13)
	Senior subordinated loan	11.00% PIK				12/2032		25,443.0	22,310.1	22,278.2	(2)(6)(13)
	Warrant to purchase Class W units				12/2025	12/2032	138,674		2,644.6	2,644.6	(6)(13)
									31,732.1	31,810.0
Sunbit Receivables Trust IV (11)	Private asset-backed investment	10.79%	SOFR (M)	7.00%		04/2029		1,364.6	1,347.7	1,364.6	(8)(13)
The Edelman Financial Center, LLC	First lien senior secured loan	6.72%	SOFR (M)	3.00%		04/2028		43,448.9	43,444.8	43,635.3	(2)(6)
	Second lien senior secured loan	8.97%	SOFR (M)	5.25%		10/2028		61,285.0	61,221.1	61,080.9	(2)(6)
									104,665.9	104,716.2
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		07/2032		28,285.7	28,023.2	28,144.3	(2)(8)(13)
TI VI Holdings 1, L.P. (12)	Preferred shares	9.31% PIK			06/2025		3,292		3,387.2	3,450.6	(6)(13)
TPG IX Cardiff Debt HoldCo I, LLC, TPG IX Cardiff Debt Holdco II, LLC, TPG IX Cardiff CI I, L.P., and TPG IX Cardiff CI II, L.P.	First lien senior secured loan	9.96%	SOFR (Q)	6.00%		01/2033		9,587.9	9,342.6	9,587.9	(2)(6)(8)(13)
	Limited partnership interest				11/2024		4,814,025		4,850.1	6,102.3	(2)(6)(13)
	Limited partnership interest				12/2025		535,870		535.9	535.9	(2)(6)(13)
									14,728.6	16,226.1
Trinity Capital Inc	Corporate bond	7.54%				10/2027		29,700.0	29,700.0	30,066.6	(2)(6)(13)
Wellington-Altus Financial Inc. (11)(12)	First lien senior secured loan	7.55%	CORRA (Q)	5.00%		08/2030		824.6	817.1	824.6	(2)(6)(8)(13)
	Common stock				08/2024		74,003		2,614.2	3,883.1	(2)(6)(13)
									3,431.3	4,707.7
Wharf Street Ratings Acquisition LLC (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		09/2032		25,137.2	24,909.9	24,948.7	(2)(8)(13)
WPCG Aspire Holdings, LLC (11)	Private asset-backed investment	11.50% PIK				07/2033		11,638.5	11,006.8	10,963.8	(2)(6)(13)
Zelis Payments Buyer, Inc.	First lien senior secured loan	7.08%	SOFR (M)	3.25%		11/2031		11,366.5	11,345.9	11,267.0	(2)

									1,427,873.5	1,440,506.1		13.71%
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Consumer Services
Alterra Mountain Company (11)	First lien senior secured loan	6.22%	SOFR (M)	2.50%		08/2028		48,984.5	49,113.9	49,107.0	(2)
	First lien senior secured loan	6.22%	SOFR (M)	2.50%		05/2030		11,154.6	11,170.3	11,196.4	(2)(13)
									60,284.2	60,303.4
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (11)	First lien senior secured revolving loan	8.71%	SOFR (Q)	5.00%		10/2029		535.0	502.6	535.0	(2)(8)(10)(13)
	First lien senior secured loan	8.80%	SOFR (Q)	5.00%		10/2030		74,005.3	73,146.7	74,005.3	(2)(8)(13)
	Series B common units				10/2023		45,351		1,250.0	1,967.8	(13)
									74,899.3	76,508.1
Birdie Bidco, Inc. (11)	First lien senior secured revolving loan	8.17%	SOFR (Q)	4.50%		11/2032		932.0	870.7	890.4	(2)(8)(13)
	First lien senior secured revolving loan	10.25%	Base Rate (Q)	3.50%		11/2032		517.8	483.7	494.7	(2)(8)(13)
	First lien senior secured loan	10.42% (2.25% PIK)	SOFR (Q)	6.75%		11/2032		72,741.4	72,204.4	72,377.7	(2)(8)(13)
									73,558.8	73,762.8
Bumble Bidco Limited (11)	First lien senior secured loan	10.50%	SONIA (Q)	6.75%		10/2030		7,779.5	7,243.2	7,779.5	(2)(6)(8)(13)
Calera XXVIII, LLC (12)	Limited liability company interests				12/2025		1,845,252		1,845.3	1,845.3	(2)(6)(13)
Century De Buyer LLC	First lien senior secured loan	6.84%	SOFR (Q)	3.00%		10/2030		36,362.1	36,379.7	36,259.9	(2)
ClubCorp Holdings, Inc. (11)	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		07/2032		39,456.2	38,904.8	39,456.2	(2)(8)(13)
Davidson Hotel Company LLC (11)	First lien senior secured loan	8.72%	SOFR (M)	5.00%		10/2031		7,013.2	6,909.9	7,013.2	(2)(8)(13)
Equinox Holdings, Inc.	First lien senior secured loan	11.92% (4.13% PIK)	SOFR (Q)	8.25%		03/2029		42,468.9	41,544.1	42,468.9	(2)(8)(13)
	Second lien senior secured loan	16.00% PIK				06/2027		4,449.6	4,404.1	4,449.6	(2)(13)
									45,948.2	46,918.5
Eternal Aus Bidco Pty Ltd (11)	First lien senior secured loan	8.71%	BBSY (S)	5.00%		10/2029		2,232.1	2,182.0	2,232.1	(2)(6)(8)(13)
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc. (11)	First lien senior secured revolving loan	8.48%	SOFR (M)	4.75%		04/2030		202.6	202.6	202.6	(2)(8)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		04/2030		10,985.1	10,864.5	10,985.1	(2)(8)(13)
									11,067.1	11,187.7
Fertitta Entertainment, LLC	First lien senior secured loan	6.97%	SOFR (M)	3.25%		01/2029		17,919.0	17,926.8	17,909.9	(2)(8)
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(11)	First lien senior secured revolving loan	7.73%	SOFR (M)	4.00%		08/2030		2,405.0	2,377.4	2,405.0	(2)(8)(13)
	First lien senior secured loan	8.99%	SOFR (M)	5.25%		08/2031		46,504.4	45,967.2	46,504.4	(2)(8)(13)
	Common units				07/2024		11,704,000		11,736.8	12,038.5	(2)(13)
									60,081.4	60,947.9
Flint OpCo, LLC (11)	First lien senior secured loan	8.58%	SOFR (Q)	4.75%		08/2030		14,905.3	14,743.5	14,905.3	(2)(8)(13)
Golden State Foods LLC	First lien senior secured loan	7.67%	SOFR (Q)	4.00%		12/2031		13,039.6	13,084.2	13,103.4	(2)
GroundWorks, LLC	First lien senior secured loan	6.93%	SOFR (M)	3.00%		03/2031		3,750.0	3,750.0	3,765.6
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (11)	First lien senior secured revolving loan	10.52%	SOFR (M)	6.75%		04/2029		275.2	256.9	242.2	(2)(8)(10)(13)
	First lien senior secured loan	10.42%	SOFR (Q)	6.75%		04/2030		13,013.4	12,761.5	12,605.4	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Class A common units				04/2023		100		100.0	47.6	(2)(13)
									13,118.4	12,895.2
Helios Service Partners, LLC and Astra Service Partners, LLC (11)	First lien senior secured loan	8.34%	SOFR (Q)	4.50%		11/2032		27,241.8	27,040.3	27,037.4	(2)(8)(13)
HGC Holdings, LLC (11)	First lien senior secured loan	8.24%	SOFR (M)	4.50%		06/2029		64,490.4	64,059.5	64,490.4	(2)(8)(13)
IFH Franchisee Holdings, LLC (11)	First lien senior secured revolving loan	7.87%	SOFR (Q)	4.00%		12/2029		11,194.0	10,994.2	11,194.0	(2)(8)(13)
	First lien senior secured loan	9.37%	SOFR (Q)	5.50%		12/2029		47,011.4	46,451.7	47,011.4	(2)(8)(13)
									57,445.9	58,205.4
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (11)	First lien senior secured loan	9.67%	SOFR (Q)	6.00%		12/2028		9,933.8	9,787.3	9,949.2	(2)(6)(8)(13)
	First lien senior secured loan	9.17%	SOFR (Q)	5.50%		12/2028		5,253.2	5,171.4	5,253.2	(2)(6)(8)(13)
	First lien senior secured loan	8.26%	CORRA (Q)	6.00%		12/2028		1,169.8	1,152.7	1,173.0	(2)(6)(8)(13)
	Class A units				12/2022		50,000		50.0	57.8	(2)(6)(13)
									16,161.4	16,433.2
IRB Holding Corp.	First lien senior secured loan	6.22%	SOFR (M)	2.50%		12/2030		92,529.4	92,553.4	92,707.1	(2)(8)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (11)	First lien senior secured loan	9.67%	SOFR (Q)	6.00%		12/2027		16,053.6	15,877.4	16,053.6	(2)(8)(13)
	Limited partnership interests				12/2022		133,000		133.0	176.1	(13)
									16,010.4	16,229.7
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC (11)	First lien senior secured revolving loan	11.00%	Base rate (Q)	4.25%		09/2031		805.6	710.4	738.5	(2)(8)(13)
	First lien senior secured loan	8.97%	SOFR (M)	5.25%		09/2031		62,761.6	61,871.3	62,134.0	(2)(8)(13)
	Limited partnership units				09/2025		30,788		30,788.3	32,148.7	(2)(13)
									93,370.0	95,021.2
Merlin Buyer Inc.	First lien senior secured loan	7.67%	SOFR (Q)	4.00%		12/2028		2,228.2	2,240.2	2,247.0	(2)(6)(8)
Mister Car Wash Holdings, Inc.	First lien senior secured loan	6.22%	SOFR (M)	2.50%		03/2031		2,026.4	2,029.2	2,032.1	(2)(6)
Mustang Prospects Purchaser, LLC, Senske Acquisition, Inc., and Mustang Prospects Holdco, LLC (11)	First lien senior secured revolving loan	8.72%	SOFR (M)	5.00%		06/2031		643.2	618.1	643.2	(2)(8)(10)(13)
	First lien senior secured loan	8.69%	SOFR (Q)	5.00%		06/2031		33,325.3	33,104.5	33,325.3	(2)(8)(13)
	Class A preferred units				09/2024		883		883.4	842.1	(13)
	Class B common units				09/2024		883,420		380.1	353.7	(13)
									34,986.1	35,164.3
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC (11)	First lien senior secured revolving loan	8.73%	SOFR (Q)	5.00%		05/2028		330.6	324.6	330.6	(2)(8)(13)
	First lien senior secured loan	8.83%	SOFR (Q)	5.00%		05/2028		14,569.4	14,406.7	14,569.4	(2)(8)(13)
									14,731.3	14,900.0
Northwinds Holding, Inc. and Northwinds Services Group LLC (11)	First lien senior secured loan	9.28%	SOFR (Q)	5.25%		05/2029		22,039.5	21,755.7	22,039.5	(2)(8)(13)
	Common units				05/2023		121,368		166.7	201.3	(2)(13)
									21,922.4	22,240.8
PestCo Holdings, LLC and PestCo, LLC (11)	First lien senior secured loan	8.59%	SOFR (Q)	4.75%		08/2030		21,998.7	21,880.5	21,871.8	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Class A units				01/2023		8		106.0	163.7	(13)
									21,986.5	22,035.5
PG Investment Company 59 S.a r.l.	First lien senior secured loan	5.92%	SOFR (Q)	2.25%		03/2031		5,708.4	5,726.6	5,720.0	(2)(6)
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc. (11)	First lien senior secured revolving loan	10.50% (1.50% PIK)	SOFR (Q)	6.75%		10/2030		952.2	924.0	761.9	(2)(8)(13)
	First lien senior secured loan	10.68% (1.50% PIK)	SOFR (Q)	6.75%		10/2030		8,555.1	8,456.8	7,439.8	(2)(8)(13)
	Common stock				10/2024		866		866.0	88.3	(2)(13)
									10,246.8	8,290.0
Premiere Buyer, LLC (11)	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		05/2031		27,357.5	27,056.6	27,357.5	(2)(8)(13)
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		06/2031		67,925.2	67,313.2	67,925.2	(2)(8)(13)
	Limited partnership interest				06/2024		12,049,000		12,049.0	14,878.0	(2)(13)
									79,362.2	82,803.2
Radiant Intermediate Holding, LLC	First lien senior secured loan	9.92%	SOFR (Q)	6.00%		11/2026		917.1	911.0	862.0	(2)(8)(13)
Raising Cane's Restaurants LLC	First lien senior secured loan	5.84%	SOFR (M)	2.00%		11/2032		23,579.0	23,558.1	23,623.3	(2)
Redwood Services LP (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		06/2032		36,347.4	35,967.7	36,347.4	(2)(8)(13)
Saber Parent Holdings Corp. and MSHC, Inc. (11)	First lien senior secured loan	8.23%	SOFR (Q)	4.50%		12/2032		14,291.7	14,220.7	14,220.2	(2)(13)
TSWT Acquisition, Inc. and TSWT Holdings, LLC (11)	First lien senior secured revolving loan	8.73%	SOFR (M)	5.00%		11/2031		113.3	88.4	87.9	(2)(8)(13)
	First lien senior secured loan	8.73%	SOFR (M)	5.00%		11/2031		13,677.5	13,532.8	13,521.5	(2)(8)(13)
	Class A units				11/2025		35		768.0	768.1	(2)(13)
									14,389.2	14,377.5
University Support Services LLC	First lien senior secured loan	6.47%	SOFR (M)	2.75%		02/2029		16,135.0	16,111.4	15,563.5	(2)(6)(8)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (11)	First lien senior secured revolving loan	9.67%	SOFR (Q)	6.00%		11/2030		821.6	770.4	585.3	(2)(8)(13)
	First lien senior secured loan	9.67% (4.14% PIK)	SOFR (Q)	6.00%		11/2030		33,921.9	33,562.3	30,370.5	(2)(8)(13)
	Class B common units				11/2023		351		351.0	227.0	(13)
									34,683.7	31,182.8
Vista Higher Learning, LLC (11)	First lien senior secured loan	8.46%	SOFR (Q)	4.75%		09/2031		27,724.4	27,460.7	27,447.2	(2)(8)(13)
	First lien senior secured loan	7.21%	SOFR (Q)	3.50%		09/2031		1.0	1.0	1.0	(2)(8)(13)
									27,461.7	27,448.2
Wash Multifamily Parent Inc	First lien senior secured loan	6.97%	SOFR (M)	3.25%		09/2032		2,012.5	2,024.9	2,027.6	(2)
Whatabrands LLC	First lien senior secured loan	6.22%	SOFR (M)	2.50%		08/2028		55,716.3	55,566.0	55,847.8	(2)(8)

									1,293,750.0	1,301,209.1		12.39%
Insurance
15484880 Canada Inc. and 15484910 Canada Inc. (11)	First lien senior secured revolving loan	7.82%	CORRA (Q)	5.25%		04/2031		370.1	337.6	370.1	(2)(6)(8)(13)
	First lien senior secured loan	7.82%	CORRA (Q)	5.25%		04/2031		7,992.3	7,571.8	7,992.3	(2)(6)(8)(13)
	Senior subordinated loan	14.00% PIK				04/2035		13,520.1	12,735.5	13,520.1	(2)(6)(13)
	Class A2 shares				04/2025		18,195,524		12,703.7	12,655.5	(2)(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									33,348.6	34,538.0
Acrisure, LLC	First lien senior secured loan	6.97%	SOFR (M)	3.25%		06/2032		36,575.1	36,502.3	36,559.7	(2)
	First lien senior secured loan	6.72%	SOFR (M)	3.00%		11/2030		18,078.0	18,009.9	18,044.1	(2)
									54,512.2	54,603.8
Alera Group, Inc.	First lien senior secured loan	6.97%	SOFR (M)	3.25%		05/2032		31,559.2	31,705.3	31,693.3	(2)(8)
Alliant Holdings Intermediate LLC and Alliant Holdings Co-Issuer	First lien senior secured loan	6.22%	SOFR (M)	2.50%		09/2031		53,704.0	53,528.6	53,810.4	(2)
	First lien senior secured notes	6.75%				04/2028		2,000.0	2,036.2	2,038.5	(2)
	Senior subordinated notes	5.88%				11/2029		2,000.0	1,995.2	1,999.5	(2)
									57,560.0	57,848.4
AMWINS Group, LLC	First lien senior secured loan	5.97%	SOFR (M)	2.25%		01/2032		47,813.5	47,742.4	47,933.0	(2)(8)
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	First lien senior secured loan	6.47%	SOFR (M)	2.75%		12/2031		9,426.4	9,427.6	9,441.1	(2)
Baldwin Risk Partners, LLC	First lien senior secured loan	6.64%	SOFR (S)	2.50%		05/2031		4,218.8	4,197.7	4,204.7	(6)
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc. (11)	First lien senior secured revolving loan					04/2032		—	—	—	(2)(8)(9)(13)
	First lien senior secured loan	8.23%	SOFR (M)	4.50%		04/2032		14,330.7	14,266.4	14,330.7	(2)(8)(13)
									14,266.4	14,330.7
Broadstreet Partners, Inc.	First lien senior secured loan	6.47%	SOFR (M)	2.75%		06/2031		38,267.5	38,277.9	38,378.1	(2)
Cross Financial Corp.	First lien senior secured loan	6.47%	SOFR (M)	2.75%		10/2031		4,406.3	4,399.2	4,417.3	(2)
Diamond Mezzanine 24 LLC (11)	First lien senior secured revolving loan	8.84%	SOFR (Q)	5.00%		10/2030		1,200.0	1,169.8	1,200.0	(2)(8)(13)
	First lien senior secured loan	8.84%	SOFR (Q)	5.00%		10/2030		78,036.3	77,436.9	78,036.3	(2)(8)(13)
									78,606.7	79,236.3
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (11)(12)	First lien senior secured revolving loan	8.17%	SOFR (Q)	4.50%		12/2029		562.3	503.4	562.3	(2)(8)(10)(13)
	First lien senior secured loan	8.19%	SOFR (Q)	4.50%		12/2030		45,113.2	44,406.1	45,113.2	(2)(8)(13)
	Limited partnership interest				03/2024		3,417,348		3,417.3	4,744.7	(2)(6)(13)
									48,326.8	50,420.2
Forza Insurance Holdings, LLC	First lien senior secured loan	9.42%	SOFR (Q)	5.75%		02/2030		40,592.2	40,085.9	40,592.2	(2)(8)(13)
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (11)	First lien senior secured loan	7.25%	CORRA (M)	5.00%		03/2031		13,153.4	13,139.5	13,153.4	(2)(6)(8)(13)
	First lien senior secured loan	7.27%	CDOR (Q)	5.00%		03/2031		396.5	351.5	396.5	(2)(6)(8)(13)
									13,491.0	13,549.9
HIG Finance 2 Limited	First lien senior secured loan	6.49%	SOFR (M)	2.75%		04/2030		21,756.7	21,752.0	21,797.7	(2)(6)(8)
	First lien senior secured loan	6.47%	SOFR (M)	2.75%		02/2031		22,243.1	22,202.8	22,279.4	(2)(6)(8)
									43,954.8	44,077.1
Higginbotham Insurance Agency, Inc., HIG Operations Holdings, Inc., and HIG Intermediate, Inc. (11)	First lien senior secured loan	8.22%	SOFR (M)	4.50%		06/2031		5,887.2	5,869.6	5,887.2	(2)(8)(13)
	Series A preferred shares	10.50%			12/2024		33,710		33,204.4	33,710.0	(2)(13)
									39,074.0	39,597.2
High Street Buyer, Inc. and High Street Holdco LLC (11)	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		04/2028		4,415.7	4,278.0	4,415.7	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Hub International Limited	First lien senior secured loan	6.12%	SOFR (Q)	2.25%		06/2030		58,434.9	58,317.8	58,711.9	(2)(8)
King Risk Partners, LLC (11)	First lien senior secured loan	8.22%	SOFR (M)	4.50%		04/2031		12,466.5	12,359.9	12,466.5	(2)(8)(13)
Knight AcquireCo, LLC and Knight Holdings, LP (11)	First lien senior secured loan	8.37%	SOFR (S)	4.50%		11/2032		79,910.6	79,519.7	79,511.1	(2)(8)(13)
	Class A-1 common units				11/2025		243,153		2,431.5	2,431.5	(2)(13)
									81,951.2	81,942.6
Koala Investment Holdings, Inc. (11)	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		08/2032		25,482.0	25,239.7	25,227.2	(2)(8)(13)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (11)	First lien senior secured revolving loan	8.48%	SOFR (M)	4.75%		11/2029		459.8	442.7	459.8	(2)(8)(13)
	First lien senior secured loan	8.47%	SOFR (M)	4.75%		11/2029		13,398.7	13,255.0	13,398.7	(2)(8)(13)
	First lien senior secured loan	8.72%	SOFR (M)	5.00%		11/2029		1,656.2	1,636.6	1,656.2	(2)(8)(13)
	Class A2 units				11/2023		102,501		2,050.0	2,327.3	(2)(13)
									17,384.3	17,842.0
OneDigital Borrower LLC	First lien senior secured loan	6.72%	SOFR (M)	3.00%		07/2031		50,884.3	50,840.6	50,949.0	(2)(8)
SageSure Holdings, LLC and SageSure LLC (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		01/2030		66,683.9	66,017.9	66,683.9	(2)(8)(13)
SIG Parent Holdings, LLC (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		08/2031		32,150.8	31,891.3	32,150.8	(2)(8)(13)
Slaine Holdings LLC (11)	Senior subordinated loan	10.47%	SOFR (M)	6.75%		05/2030		64,445.2	63,313.7	64,445.2	(2)(8)(13)
Trucordia Insurance Holdings, LLC	First lien senior secured loan	6.97%	SOFR (M)	3.25%		06/2032		11,890.3	11,936.0	11,801.2	(2)
USI, Inc.	First lien senior secured loan	5.92%	SOFR (Q)	2.25%		11/2029		64,116.1	64,118.2	64,241.8	(2)
	First lien senior secured loan	5.92%	SOFR (Q)	2.25%		09/2030		24,671.4	24,682.3	24,705.7	(2)
									88,800.5	88,947.5
World Insurance Associates, LLC and World Associates Holdings, LLC (11)	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		04/2030		15,580.0	15,471.6	15,580.0	(2)(8)(13)

									1,086,779.0	1,096,024.8		10.43%
Sports, Media and Entertainment
22 HoldCo Limited	Senior subordinated loan	11.47% PIK	SONIA (S)	7.50%		08/2033		26,215.4	24,458.8	26,215.4	(2)(6)(8)(13)
3 Step Sports LLC (11)	First lien senior secured loan	10.18%	SOFR (Q)	6.50%		10/2029		20,443.6	19,716.5	20,443.6	(2)(8)(13)
Bad Vibes Forever, LLC and Bad Vibes Forever Publishing, LLC	First lien senior secured loan	9.10%	SOFR (S)	5.50%		06/2032		18,667.1	18,407.7	18,667.1	(2)(8)(13)
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		6,147.0	6,411.6	(6)(13)
Creative Artists Agency, LLC	First lien senior secured loan	6.22%	SOFR (M)	2.50%		10/2031		55,390.9	55,439.8	55,575.4	(2)
Dundee Eros, LP	Limited partnership interest				11/2024		4,859,032		4,859.0	4,560.2	(2)(13)
Endeavor Group Holdings, Inc.	First lien senior secured loan	6.72%	SOFR (M)	3.00%		03/2032		27,198.9	27,161.5	27,319.6	(2)
FEH Group, LLC.	Class A common interest				12/2024		20		137,744.5	162,906.4	(13)
	Class A common interest				12/2024		20		4,067.9	4,751.4	(13)
	Class A common interest				12/2024		20		1,003.3	1,171.9	(13)
									142,815.7	168,829.7
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Fever Labs, Inc. (11)	First lien senior secured revolving loan	11.00%				11/2028		11,594.7	11,412.3	11,594.7	(2)(13)
	First lien senior secured loan	11.00%				11/2028		24,920.2	23,247.6	24,920.2	(2)(13)
	First lien senior secured loan	10.50%				11/2028		1,200.0	1,188.3	1,200.0	(2)(13)
	Series B redeemable preferred stock	13.50% PIK			06/2025		11,786		12,434.4	12,699.6	(2)(13)
	Series E-5 convertible shares				08/2024		318,631		1,381.9	1,668.6	(2)(13)
	Warrant to purchase common stock				06/2025	06/2035	235,740		—	—	(13)
									49,664.5	52,083.1
Global Music Rights, LLC (11)	First lien senior secured loan	8.17%	SOFR (Q)	4.50%		12/2031		136,354.2	134,330.3	136,354.2	(2)(8)(13)
GSM Rights Fund II LP (12)	Class B Interest				03/2025	03/2031	2,058,315		2,058.3	2,113.5	(6)(13)
League One Volleyball Clubs, LLC and League One Volleyball, Inc. (11)	First lien senior secured loan	10.18%	SOFR (Q)	6.50%		01/2030		1.1	1.1	1.1	(2)(8)(13)
	First lien senior secured loan	12.25%	Base Rate (Q)	5.50%		01/2030		0.3	0.2	0.3	(2)(8)(13)
	Series B preferred stock				07/2023		194		1.0	2.3	(2)(13)
	Series C preferred stock				09/2024		67		0.6	0.8	(2)(13)
	Warrant to purchase common stock				01/2025	01/2030	8		—	—	(13)
									2.9	4.5
Legends Hospitality Holding Company, LLC and Stadium Coinvest (B)-III, L.P. (11)	First lien senior secured revolving loan	8.73%	SOFR (M)	5.00%		08/2030		1,040.7	991.3	1,040.7	(2)(8)(10)(13)
	First lien senior secured loan	9.23% (2.75% PIK)	SOFR (M)	5.50%		08/2031		27,974.9	27,540.8	27,974.9	(2)(8)(13)
	First lien senior secured loan	8.73%	SOFR (M)	5.00%		08/2031		1,312.9	1,300.1	1,312.9	(2)(8)(13)
	Limited partnership interest				02/2025		2,977,000		3,041.0	3,429.1	(2)(13)
									32,873.2	33,757.6
LiveBarn Inc.	Middle preferred shares				08/2023		2,838,691		10,000.0	15,000.0	(2)(6)(13)
Mari Events Midco LLC and AE EventsCo Holdings LLC (11)	First lien senior secured loan	7.75%	SOFR (Q)	4.00%		10/2032		6,143.8	6,075.8	6,003.4	(2)(8)(13)
	Common units				10/2025		815		8,147.3	8,147.3	(2)(13)
	Common units				10/2025		773		7,734.4	7,734.4	(13)
									21,957.5	21,885.1
Mari Miami II LLC and South Florida Tennis, LLC	First lien senior secured loan	8.67% PIK	SOFR (Q)	5.00%		10/2032		6,740.8	6,693.1	6,690.2	(2)(8)(13)
	Common units				10/2025		20		1,745.0	1,725.1	(13)
									8,438.1	8,415.3
Melody TopCo LP and Melody Holdings LP	Class A-1 preferred units	11.00% PIK			07/2025		18,204		33,437.3	33,411.4	(2)(13)
	Class A-2 preferred units	11.00% PIK			07/2025		18,204		3,754.9	3,751.2	(13)
	Class A-1 common units				07/2025		7,354		13,123.9	13,126.1	(2)(13)
	Class A-2 common units				07/2025		7,354		1,470.6	1,470.8	(13)
									51,786.7	51,759.5
NEP Group, Inc.	First lien senior secured loan	8.22%	SOFR (M)	4.50%		10/2031		27,541.4	26,827.2	25,140.1	(2)
Orange Barrel Media, LLC/IKE Smart City, LLC (11)	Private asset-backed investment	9.47%	SOFR (M)	5.75%		10/2027		3,625.2	3,601.2	3,625.2	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Private asset-backed investment	9.47%	SOFR (M)	5.75%		03/2027		2,852.0	2,837.8	2,852.0	(2)(8)(13)
									6,439.0	6,477.2
OVG Business Services, LLC	First lien senior secured loan	6.72%	SOFR (M)	3.00%		06/2031		38,804.6	38,737.3	38,804.6	(2)
Propagate Content LLC (12)	Preferred equity	8.00% PIK			10/2025		4		4,007.8	4,083.5	(13)
Quartz Holding Company	First lien senior secured loan	6.97%	SOFR (M)	3.25%		10/2028		4,017.2	4,012.2	3,989.6	(2)(8)
Radiate Holdco LLC (11)	First lien senior secured loan	7.79%	SOFR (M)	4.00%		06/2029		12,344.6	12,100.9	12,159.5	(2)(8)
Sandlot Action Sports, LLC	Common units				05/2024		3,384		25.0	21.7	(13)
Shout! Factory, LLC (11)	First lien senior secured revolving loan	8.93%	SOFR (Q)	5.25%		06/2031		276.0	245.7	242.9	(2)(8)(13)
	First lien senior secured loan	8.92%	SOFR (Q)	5.25%		06/2031		17,653.8	17,411.3	17,389.0	(2)(8)(13)
									17,657.0	17,631.9
South Florida Motorsports, LLC	Class A common interest				12/2024		20		4,225.0	6,427.0	(13)
United Talent Agency LLC	First lien senior secured loan	6.75%	SOFR (M)	3.00%		06/2032		14,895.9	14,889.6	14,989.0	(2)(13)
Voldex Entertainment Limited	First lien senior secured loan	10.94%	SOFR (Q)	7.25%		01/2029		18.6	18.3	18.6	(2)(6)(13)
WideOpenWest Finance, LLC	First lien senior secured loan	11.17%	SOFR (Q)	7.00%		12/2028		105.2	105.8	106.9	(2)(6)(8)
WRE Sports Investments LLC (11)	First lien senior secured loan	11.00% (5.50% PIK)				07/2031		38,217.8	37,555.3	38,217.8	(2)(13)

									776,717.9	817,462.8		7.78%
Pharmaceuticals, Biotechnology and Life Sciences
1261229 B.C. LTD.	First lien senior secured loan	9.97%	SOFR (M)	6.25%		10/2030		67,188.7	65,749.0	65,484.1	(2)(6)
	First lien senior secured notes	10.00%				04/2032		4,178.0	4,178.0	4,346.4	(2)(6)
									69,927.0	69,830.5
Alcami Corporation (11)	First lien senior secured revolving loan	10.83%	SOFR (M)	7.00%		12/2028		116.4	101.5	116.4	(2)(8)(13)
	First lien senior secured loan	10.96%	SOFR (Q)	7.00%		12/2028		4,279.7	4,163.1	4,279.7	(2)(8)(13)
									4,264.6	4,396.1
Artemis BidCo 2 LLC (11)	First lien senior secured revolving loan	7.42%	SOFR (Q)	3.75%		10/2031		0.8	0.7	0.7	(2)(8)(13)
	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		10/2031		32,205.5	31,893.8	31,883.4	(2)(8)(13)
									31,894.5	31,884.1
Bamboo US BidCo LLC (11)	First lien senior secured loan	8.83%	SOFR (Q)	5.00%		09/2030		19,508.0	19,225.3	19,508.0	(2)(8)(13)
	First lien senior secured loan	7.07%	Euribor (Q)	5.00%		09/2030		9,322.8	8,309.2	9,322.8	(2)(8)(13)
	First lien senior secured loan	8.98%	SOFR (M)	5.25%		09/2030		568.9	568.9	568.9	(2)(8)(13)
									28,103.4	29,399.7
Cambrex Corporation (11)	First lien senior secured revolving loan	8.33%	SOFR (M)	4.50%		03/2032		906.7	766.7	906.7	(2)(8)(10)(13)
	First lien senior secured loan	8.22%	SOFR (M)	4.50%		03/2032		121,190.1	120,120.9	121,190.1	(2)(8)(13)
									120,887.6	122,096.8
CoreRx, Inc. (11)	First lien senior secured revolving loan	7.67%	SOFR (Q)	4.00%		12/2030		0.6	0.6	0.6	(2)(8)(13)
	First lien senior secured loan	10.92%	SOFR (Q)	7.25%		12/2030		5,092.9	4,991.9	4,991.0	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									4,992.5	4,991.6
Creek Parent, Inc. and Creek Feeder, L.P. (11)	First lien senior secured loan	8.73%	SOFR (M)	5.00%		12/2031		122,896.5	121,064.6	122,896.5	(2)(8)(13)
	Limited partnership interest				12/2024		4,209,000		4,209.0	6,180.6	(2)(13)
									125,273.6	129,077.1
Curium BidCo S.a r.l.	First lien senior secured loan	6.67%	SOFR (Q)	3.00%		08/2031		13,603.0	13,640.1	13,716.3	(2)(6)
Gula Buyer Inc. and Gula Co-Invest II, L.P.	First lien senior secured loan	8.27%	SOFR (M)	4.50%		10/2031		148,875.0	147,345.2	148,875.0	(2)(8)(13)
	Common units				03/2025		538		560.6	717.9	(2)(13)
									147,905.8	149,592.9
Igea Bidco S.p.A. and Masco Group S.p.A. (11)	First lien senior secured notes	8.73%				09/2031		4,286.0	3,890.8	4,286.0	(2)(6)(13)
	First lien senior secured notes	8.73%				09/2031		889.2	856.8	889.2	(2)(6)(13)
									4,747.6	5,175.2
Moderna, Inc. (11)	First lien senior secured loan	9.17%	SOFR (M)	5.50%		11/2030		85,238.0	83,986.0	83,959.4	(2)(6)(8)(13)
Solar Bidco Limited (11)	First lien senior secured loan	8.27%	Euribor (Q)	6.25%		11/2029		5,640.4	5,201.8	5,719.3	(2)(6)(8)(13)
WCG Purchaser Corp.	First lien senior secured loan	6.72%	SOFR (M)	3.00%		02/2032		14,912.6	14,850.1	14,933.6	(2)(8)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	Limited partnership interest				11/2023		731,000		731.6	752.1	(2)(13)

									656,406.2	665,524.7		6.33%
Consumer Distribution and Retail
BGI Purchaser, Inc. (11)	First lien senior secured revolving loan	7.57%	SOFR (Q)	3.75%		05/2030		11,109.8	10,987.3	11,109.8	(2)(8)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.75%		05/2031		31,679.3	31,339.4	31,679.3	(2)(8)(13)
									42,326.7	42,789.1
Blazing Star Parent, LLC	First lien senior secured loan	10.82%	SOFR (Q)	7.00%		08/2030		68,996.3	67,390.4	67,961.4	(2)(8)(13)
BR PJK Produce, LLC	First lien senior secured loan	10.39%	SOFR (Q)	6.25%		11/2027		2,210.7	2,191.9	2,210.7	(2)(8)(13)
BradyPlus Holdings, LLC	First lien senior secured loan	7.19%	SOFR (Q)	3.50%		12/2032		36,000.0	35,460.2	35,579.9	(2)
Carrera Bidco Limited	Senior subordinated loan	7.34%	Euribor (S)	5.25%		11/2032		104,559.5	101,321.1	102,468.3	(2)(6)(13)
City Line Distributors LLC and City Line Investments LLC (11)	First lien senior secured loan	10.11%	SOFR (Q)	6.00%		08/2028		2,739.2	2,702.4	2,739.2	(2)(8)(13)
	Class A units	8.00% PIK			08/2023		120,151		143.0	136.9	(2)(13)
									2,845.4	2,876.1
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (11)	First lien senior secured loan	9.07%	SOFR (M)	5.25%		03/2028		11,058.2	11,006.5	11,058.2	(2)(8)(13)
GMF Parent, Inc. and GMF Group Holdings, LP (11)	First lien senior secured loan	8.20%	SOFR (Q)	4.50%		12/2032		13,977.2	13,838.2	13,907.3	(2)(8)(13)
	Class A2 units				12/2025		2,414		2,414.0	2,414.0	(2)(13)
									16,252.2	16,321.3
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (11)	First lien senior secured revolving loan	7.75%	SOFR (M)	4.00%		11/2029		3,026.9	2,977.4	3,026.9	(2)(8)(13)
	First lien senior secured loan	9.24%	SOFR (Q)	5.50%		11/2029		6,997.8	6,926.5	6,997.8	(2)(8)(13)
	Limited partnership interest				11/2023		3,544,000		3,827.5	5,068.0	(2)(13)
									13,731.4	15,092.7
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Madison Safety & Flow LLC	First lien senior secured loan	6.23%	SOFR (M)	2.50%		09/2031		21,295.9	21,268.9	21,424.6	(2)
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	First lien senior secured loan	6.72%	SOFR (M)	3.00%		05/2028		67,598.5	67,222.0	67,814.8	(2)(8)
Mountaineer Merger Corporation (11)	First lien senior secured revolving loan	8.84%	SOFR (Q)	5.00%		10/2027		4,486.8	4,380.2	3,924.1	(2)(13)
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (11)	First lien senior secured revolving loan	9.65%	SOFR (Q)	5.75%		05/2031		808.0	770.5	808.0	(2)(8)(10)(13)
	First lien senior secured loan	9.71%	SOFR (Q)	5.75%		05/2031		12,398.6	12,117.2	12,398.6	(2)(8)(13)
	Class B limited liability company interest				05/2023		0.04%		100.0	79.0	(2)(13)
									12,987.7	13,285.6
Project Cardinal Acquisition, LLC (11)	First lien senior secured loan	8.49%	SOFR (S)	4.50%		10/2032		18,057.0	17,883.0	17,876.5	(2)(8)(13)
Quirch Foods Holdings, LLC (11)	First lien senior secured loan	10.34%	SOFR (S)	6.50%		11/2030		102,670.7	101,672.1	101,644.0	(2)(8)(13)
Royal Borrower, LLC and Royal Parent, LP (11)	First lien senior secured loan	9.00%	SOFR (M)	5.25%		07/2030		18,304.5	18,098.7	18,304.5	(2)(8)(13)
	Class A preferred units	10.00% PIK			07/2024		2,124,000		2,463.2	1,981.1	(13)
									20,561.9	20,285.6
SCIH Salt Holdings Inc.	First lien senior secured loan	5.52%	SOFR (Q)	1.75%		01/2029		85,028.1	84,953.6	85,152.3	(2)(8)
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (11)(12)	First lien senior secured revolving loan	10.61%	SOFR (Q)	6.75%		01/2029		127.1	114.2	16.9	(2)(8)(10)(13)
	First lien senior secured loan	11.59%	SOFR (Q)	7.75%		01/2029		7,916.1	7,799.2	6,887.0	(2)(8)(13)
	Common units				01/2023		50,000		50.3	—	(13)
									7,963.7	6,903.9

									631,418.9	634,669.1		6.04%
Independent Power and Renewable Electricity Producers
BNZ TopCo B.V. (11)	Senior subordinated loan	8.77%	Euribor (Q)	6.75%		10/2030		13,493.7	11,533.5	12,767.1	(2)(6)(8)(13)
Calpine Corp	First lien senior secured loan	5.47%	SOFR (M)	1.75%		07/2030		34,048.3	34,058.5	34,064.3	(2)
	First lien senior secured loan	5.47%	SOFR (M)	1.75%		01/2031		16,639.9	16,640.8	16,638.1	(2)
	First lien senior secured loan	5.47%	SOFR (M)	1.75%		02/2032		10,666.3	10,660.7	10,662.4	(2)
									61,360.0	61,364.8
Cogentrix Finance Holdco I, LLC	First lien senior secured loan	5.97%	SOFR (M)	2.25%		02/2032		9,682.5	9,694.6	9,733.6	(2)
CPV Fairview, LLC	First lien senior secured loan	6.17%	SOFR (Q)	2.50%		08/2031		14,092.2	14,092.9	14,140.7	(2)
Dino BidCo S.p.A.	Senior subordinated loan	5.96%	Euribor (Q)	3.50%		03/2032		377,357.1	330,646.2	377,357.1	(6)(13)(16)
EFS Cogen Holdings I LLC	First lien senior secured loan	6.67%	SOFR (Q)	3.00%		10/2031		1,092.1	1,092.5	1,099.9	(2)
Hamilton Projects Acquiror, LLC	First lien senior secured loan	6.22%	SOFR (M)	2.50%		05/2031		7,672.1	7,672.1	7,715.7	(2)
South Field Energy LLC	First lien senior secured loan	7.00%	SOFR (Q)	3.00%		08/2031		0.5	0.5	0.5	(2)
Watt Holdco Limited (11)	First lien senior secured loan	7.32%	Euribor (Q)	5.25%		09/2031		3,261.0	3,012.2	3,223.3	(2)(6)(8)(13)
	First lien senior secured loan	8.98%	SONIA (Q)	5.25%		09/2031		1,722.2	1,593.7	1,703.7	(2)(6)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									4,605.9	4,927.0
WIN Waste Innovations Holdings Inc.	First lien senior secured loan	6.58%	SOFR (M)	2.75%		03/2028		25,084.8	25,111.1	25,126.6	(2)(8)

									465,809.3	514,233.0		4.89%
Energy
CPPIB OVM Member U.S. LLC	First lien senior secured loan	6.17%	SOFR (Q)	2.50%		08/2031		28,565.6	28,474.3	28,726.5	(2)
Enviva Inc.	First lien senior secured loan	10.61% PIK	SOFR (Q)	6.88%		12/2029		21,138.0	21,428.7	21,331.8	(2)(8)
Freeport LNG Investments, LLLP	First lien senior secured loan	7.15%	SOFR (Q)	3.00%		11/2026		44,243.9	44,220.0	44,262.4	(2)
	First lien senior secured loan	7.12%	SOFR (Q)	3.25%		12/2028		18,199.6	18,194.4	18,252.7	(2)(8)
									62,414.4	62,515.1
HighPeak Energy, Inc.	First lien senior secured loan	11.32%	SOFR (Q)	7.50%		09/2028		107,196.6	106,699.5	107,196.6	(2)(6)(8)(13)
Oryx Midstream Services Permian Basin LLC	First lien senior secured loan	5.98%	SOFR (M)	2.25%		10/2028		41,712.2	41,748.0	41,872.8	(2)(8)
Par Petroleum LLC / Par Petroleum Finance Corp	First lien senior secured loan	6.95%	SOFR (S)	3.25%		02/2030		8,028.1	7,966.7	8,051.5	(2)(8)
Pasadena Performance Products, LLC	First lien senior secured loan	6.92%	SOFR (Q)	3.25%		02/2032		34,618.5	34,537.1	34,575.3	(2)
Phoenix Operating LLC	First lien senior secured loan	10.77%	SOFR (Q)	7.00%		10/2028		72,323.0	68,766.2	68,283.1	(2)(8)(13)
Prairie ECI Acquiror LP	First lien senior secured loan	7.47%	SOFR (M)	3.75%		08/2029		8,651.8	8,645.8	8,693.2	(2)
TransMontaigne Operating Company L.P.	First lien senior secured loan	6.22%	SOFR (M)	2.50%		11/2028		24,394.2	24,402.7	24,546.6	(2)(8)
WhiteWater Matterhorn Holdings, LLC	First lien senior secured loan	6.31%	SOFR (Q)	2.25%		06/2032		7,000.0	7,006.8	7,020.7	(2)

									412,090.2	412,813.2		3.93%
Transportation
First Student Bidco Inc.	First lien senior secured loan	6.17%	SOFR (Q)	2.50%		08/2030		90,393.5	90,461.4	90,634.8	(2)
FTAI Infrastructure Inc. and FIP RR Holdings LLC	First lien senior secured loan	7.88%	SOFR (Q)	4.00%		08/2026		83,179.6	82,239.8	81,723.9	(2)(6)(13)
	Series A preferred shares	10.00% PIK			08/2025	08/2035	37,809		36,884.5	36,803.8	(6)(13)
	Warrant to purchase common units				08/2025	08/2035	6,522		2,268.5	2,268.5	(6)(13)
									121,392.8	120,796.2
Nordic Ferry Infrastructure AS	Senior subordinated loan	9.23%	NIBOR (Q)	5.00%		11/2031		65,774.5	59,188.5	65,774.5	(2)(6)(13)
	Senior subordinated loan	7.07%	Euribor (Q)	5.00%		11/2031		65,592.6	58,097.5	65,592.6	(2)(6)(13)
									117,286.0	131,367.1
Student Transportation of America, Inc. (11)	First lien senior secured loan	6.94%	SOFR (Q)	3.25%		06/2032		7,163.6	7,144.2	7,175.5	(2)
	First lien senior secured loan	6.67%	SOFR (S)	3.00%		06/2032		1,431.0	1,431.0	1,435.1
									8,575.2	8,610.6
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P. (11)(12)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		08/2032		10,690.1	10,589.5	10,583.2	(2)(8)(13)
	Limited partnership interest				07/2025		1,379,436		1,390.7	1,379.4	(2)(13)
									11,980.2	11,962.6

									349,695.6	363,371.3		3.46%
Materials
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC (11)	First lien senior secured revolving loan	8.97%	SOFR (Q)	5.00%		08/2028		0.7	0.7	0.7	(2)(8)(10)(13)
	First lien senior secured loan	9.30% PIK	SOFR (Q)	5.50%		02/2030		1,530.6	1,530.4	1,530.6	(2)(8)(13)
	First lien senior secured loan	11.25% PIK	Base Rate (Q)	4.50%		02/2030		0.5	0.5	0.5	(2)(8)(13)
	Common units				02/2025		24,390		1,600.5	691.4	(2)(13)
									3,132.1	2,223.2
AP Adhesives Holdings, LLC (11)	First lien senior secured loan	8.66%	SOFR (Q)	4.75%		04/2032		27,832.3	27,582.8	27,554.0	(2)(8)(13)
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		07/2032		43,879.3	43,469.0	43,879.3	(2)(8)(13)
	First lien senior secured loan	6.65%	Euribor (M)	4.75%		07/2032		8,798.1	8,742.4	8,798.1	(2)(8)(13)
	Limited partnership interest				06/2025		1,873,000		1,879.4	2,189.7	(2)(13)
									54,090.8	54,867.1
BW Holding, Inc.	First lien senior secured loan	8.49%	SOFR (Q)	4.50%		12/2030		16,894.1	15,647.8	10,981.2	(2)(8)
	First lien senior secured loan	10.34%	SOFR (Q)	6.50%		12/2030		4,231.7	3,775.3	4,297.8	(2)(8)
									19,423.1	15,279.0
Charter Next Generation, Inc.	First lien senior secured loan	6.66%	SOFR (M)	2.75%		11/2030		45,172.5	45,235.9	45,236.7	(2)(8)
Flexsys Cayman Holdings, LP	First lien senior secured loan	9.97%	SOFR (M)	6.25%		08/2029		6,123.1	5,786.5	3,704.5	(2)(8)
	First lien senior secured loan	9.08%	SOFR (M)	5.25%		08/2029		8,306.3	7,755.9	456.8	(2)(8)
									13,542.4	4,161.3
Meyer Laboratory, LLC and Meyer Parent, LLC (11)	First lien senior secured revolving loan	12.50% (3.75% PIK)	Base rate (Q)	5.75%		02/2030		388.7	365.5	270.6	(2)(8)(13)
	First lien senior secured loan	10.42% (3.75% PIK)	SOFR (Q)	6.75%		02/2030		11,679.9	11,514.7	10,750.9	(2)(8)(13)
	Common units				02/2024		169,000		169.0	111.1	(13)
									12,049.2	11,132.6
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP (11)(12)	First lien senior secured revolving loan	7.48%	SOFR (M)	3.75%		03/2031		3,930.3	3,862.9	3,930.3	(2)(8)(13)
	First lien senior secured loan	8.48%	SOFR (M)	4.75%		03/2031		30,149.0	29,819.3	30,149.0	(2)(8)(13)
	Limited partnership interest				03/2025		781,332		784.2	988.1	(2)(13)
									34,466.4	35,067.4
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation (11)	First lien senior secured revolving loan	8.59%	SOFR (Q)	4.75%		08/2032		557.6	503.4	500.7	(2)(6)(8)(13)
	First lien senior secured loan	8.58%	SOFR (Q)	4.75%		08/2032		33,649.4	33,361.6	33,312.9	(2)(6)(8)(13)
									33,865.0	33,813.6
Pregis TopCo LLC	First lien senior secured loan	7.80%	SOFR (M)	4.00%		02/2029		16,248.1	16,225.8	16,372.9	(2)
Reagent Chemical & Research, LLC (11)	First lien senior secured loan	9.12%	SOFR (M)	5.25%		04/2031		52,104.2	51,320.6	52,104.2	(2)(8)(13)
Sterilex LLC (11)	First lien senior secured revolving loan	7.45%	SOFR (Q)	3.75%		09/2030		0.5	0.5	0.5	(2)(8)(13)
	First lien senior secured loan	8.95%	SOFR (Q)	5.25%		09/2030		5,379.8	5,316.3	5,312.5	(2)(8)(13)
									5,316.8	5,313.0
Trident TPI Holdings, Inc.	First lien senior secured loan	7.42%	SOFR (Q)	3.75%		09/2028		45,549.0	45,479.9	43,670.1	(2)(8)
USALCO, LLC (11)	First lien senior secured loan	7.22%	SOFR (M)	3.50%		09/2031		8,260.4	8,309.0	8,288.8	(2)(8)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									370,039.8	355,083.9		3.38%
Food and Beverage
Badia Spices, LLC (11)	First lien senior secured loan	8.09%	SOFR (Q)	4.25%		11/2030		124,392.9	122,619.7	124,392.9	(2)(8)(13)
Chobani, LLC	First lien senior secured loan	5.97%	SOFR (M)	2.25%		10/2032		47,552.0	47,557.8	47,742.2	(2)
Demakes Enterprises, LLC	First lien senior secured loan	9.67%	SOFR (Q)	6.00%		12/2029		11,473.2	11,283.8	11,473.2	(2)(8)(13)
Forward Keystone Holdings, LP (11)	Senior subordinated loan	15.00% (8.00% PIK)				03/2029		24,336.1	23,736.2	24,336.1	(2)(13)
	Common units				03/2025		3,532,000		3,532.0	3,894.9	(2)(13)
									27,268.2	28,231.0
Froneri International Limited	First lien senior secured loan	6.12%	SOFR (Q)	2.25%		09/2032		28,135.0	28,091.3	28,124.3	(2)(6)
	First lien senior secured loan	4.87%	Euribor (S)	2.75%		09/2032		11,857.4	11,716.3	11,880.6	(2)(6)
									39,807.6	40,004.9
HBH Buyer, LLC (11)	First lien senior secured revolving loan	7.17%	SOFR (Q)	3.50%		09/2031		3,887.8	3,841.3	3,839.2	(2)(8)(13)
	First lien senior secured loan	8.92%	SOFR (Q)	5.25%		09/2031		24,366.0	24,074.4	24,061.4	(2)(8)(13)
									27,915.7	27,900.6
Spindrift Beverage Co., Inc. and SBC Aggregator LP (11)(12)	First lien senior secured loan	8.94%	SOFR (Q)	5.00%		02/2032		10,096.6	9,986.0	10,096.6	(2)(8)(13)
	Limited partnership units				02/2025		7,249		7,249.4	9,363.6	(2)(13)
									17,235.4	19,460.2
Sugar PPC Buyer LLC (11)	First lien senior secured loan	8.41%	SOFR (S)	4.75%		10/2031		26,148.8	25,774.1	26,148.8	(2)(8)(13)
Wilbur-Ellis Holdings II LLC (11)	First lien senior secured revolving loan	8.00%	SOFR (Q)	4.25%		06/2030		5,316.8	5,058.0	5,027.7	(2)(8)(13)

									324,520.3	330,381.5		3.14%
Household and Personal Products
ACP Tara Holdings, Inc.	First lien senior secured loan	6.97%	SOFR (Q)	3.25%		12/2032		8,564.6	8,553.1	8,607.4	(2)(13)
Opal Bidco SAS	First lien senior secured loan	6.69%	SOFR (Q)	3.00%		04/2032		60,525.4	60,429.6	60,846.8	(2)
pH Beauty Holdings III, Inc. (11)	First lien senior secured loan	8.78%	SOFR (S)	5.00%		09/2027		12,775.7	12,694.2	12,775.7	(2)(13)
Silk Holdings III LLC and Silk Holdings I Corp. (11)	First lien senior secured revolving loan	8.34%	SOFR (M)	4.50%		12/2032		2,053.3	1,951.8	1,950.6	(2)(8)(13)
	First lien senior secured loan	8.34%	SOFR (M)	4.50%		12/2032		143,021.6	141,759.9	141,591.6	(2)(8)(13)
	Common stock				05/2023		1,646		3,917.1	4,064.0	(2)(13)
									147,628.8	147,606.2
TCI Buyer LLC and TCI Holdings, LP (11)	First lien senior secured loan	8.47%	SOFR (M)	4.75%		11/2030		23,296.7	22,946.7	23,296.7	(2)(8)(13)
	Common stock				11/2024		16,940		1,694.0	1,718.9	(2)(13)
									24,640.7	25,015.6
WU Holdco, Inc. (11)	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%		04/2032		79.7	75.5	79.7	(2)(10)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		04/2032		9,795.6	9,751.6	9,795.6	(2)(8)(13)
									9,827.1	9,875.3

									263,773.5	264,727.0		2.52%
Automobiles and Components
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Churchill OpCo Holdings LLC and Victory Topco, LP (11)	First lien senior secured revolving loan	8.62%	SOFR (Q)	5.00%		11/2029		370.5	304.4	370.5	(2)(8)(13)
	First lien senior secured loan	8.67%	SOFR (Q)	5.00%		11/2029		29,706.9	29,447.2	29,706.9	(2)(8)(13)
	Class A-2 common units				11/2023		23,290		2,329.0	6,507.6	(2)(13)
									32,080.6	36,585.0
Clarios Global LP	First lien senior secured loan	6.22%	SOFR (M)	2.50%		05/2030		6,131.2	6,127.0	6,132.0	(2)
Collision SP Subco, LLC (11)	First lien senior secured revolving loan	8.57%	SOFR (Q)	4.75%		01/2030		59.9	54.6	59.9	(2)(8)(13)
	First lien senior secured loan	8.71%	SOFR (Q)	4.75%		01/2030		7,173.7	7,086.6	7,173.7	(2)(8)(13)
									7,141.2	7,233.6
Dynamo Midco B.V.	First lien senior secured loan	7.09%	SOFR (M)	3.25%		09/2031		18,430.5	18,462.6	18,591.8	(2)(6)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	First lien senior secured loan	7.32%	SOFR (Q)	3.50%		02/2030		5,000.0	4,975.0	5,021.9	(8)
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP (11)	First lien senior secured revolving loan	8.95%	SOFR (S)	4.75%		03/2031		245.5	240.8	245.5	(2)(8)(13)
	First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%		03/2031		103.2	101.2	103.2	(2)(8)(13)
	First lien senior secured loan	8.71%	SOFR (Q)	4.75%		03/2031		7,527.4	7,428.9	7,527.4	(2)(8)(13)
	Limited partnership interests				03/2025		344,000		344.0	412.6	(13)
									8,114.9	8,288.7
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP (11)	First lien senior secured loan	8.48%	SOFR (M)	4.75%		02/2032		97,810.0	96,437.4	97,810.0	(2)(8)(13)
	Class A units				09/2025		40,239		4,023.9	4,023.9	(2)(13)
									100,461.3	101,833.9
Wand Newco 3, Inc.	First lien senior secured loan	6.22%	SOFR (M)	2.50%		01/2031		69,496.4	69,465.4	69,533.2	(2)

									246,828.0	253,220.1		2.41%
Telecommunication Services
Expereo USA, Inc. and Ristretto Bidco B.V. (11)	First lien senior secured loan	10.22% (3.50% PIK)	SOFR (Q)	6.50%		12/2030		60,801.5	60,299.0	59,420.8	(2)(6)(8)(13)
Infoblox Inc	First lien senior secured loan	6.59%	SOFR (M)	2.75%		11/2029		35,510.4	35,315.3	35,302.0	(2)
Lumen Technologies	First lien senior secured loan	6.18%	SOFR (M)	2.35%		04/2029		61,627.2	61,198.1	61,242.1	(2)(6)(8)
	First lien senior secured loan	6.18%	SOFR (M)	2.35%		04/2030		8,049.1	8,004.8	7,994.2	(2)(6)(8)
	First lien senior secured loan	9.72%	SOFR (M)	6.00%		06/2028		3,839.3	3,927.6	3,853.0	(2)(6)(8)
									73,130.5	73,089.3
Zayo Group Holdings, Inc.	First lien senior secured loan	6.83% (0.50% PIK)	SOFR (M)	3.00%		03/2030		21,381.5	20,322.7	20,234.4	(2)
	Senior subordinated loan	5.75%				03/2030		3,248.6	3,086.6	3,086.2	(2)
									23,409.3	23,320.6

									192,154.1	191,132.7		1.82%
Technology Hardware and Equipment
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Chariot Buyer LLC	First lien senior secured loan	6.47%	SOFR (M)	2.75%		09/2032		7,063.2	7,063.2	7,073.6	(2)
CommScope Holding Co Inc	First lien senior secured loan	8.47%	SOFR (M)	4.75%		12/2029		26,084.7	26,280.6	26,096.9	(2)(6)(8)
ConnectWise, LLC	First lien senior secured loan	7.43%	SOFR (Q)	3.50%		09/2028		70,424.9	70,445.2	69,060.8	(2)(8)
Cotiviti Holdings, Inc.	First lien senior secured loan	6.62%	SOFR (M)	2.75%		03/2032		14,810.2	14,653.1	14,190.1	(2)
	First lien senior secured loan	6.62%	SOFR (M)	2.75%		05/2031		3,977.3	3,905.0	3,814.9	(2)
									18,558.1	18,005.0
Emerald Debt Merger Sub LLC	First lien senior secured loan	6.12%	SOFR (S)	2.25%		08/2031		12,967.9	12,926.5	12,987.0	(2)
	First lien senior secured loan	6.07%	SOFR (Q)	2.25%		05/2030		16,756.8	16,739.9	16,789.5	(2)
									29,666.4	29,776.5
Excelitas Technologies Corp. (11)	First lien senior secured loan	8.97%	SOFR (M)	5.25%		08/2029		32,500.0	32,500.0	32,500.0	(2)(8)(13)
FL Hawk Intermediate Holdings, Inc. (11)	First lien senior secured loan	8.35%	SOFR (M)	4.50%		02/2030		8,175.5	8,129.6	8,175.5	(2)(8)(13)

									192,643.1	190,688.3		1.82%
Consumer Durables and Apparel
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc. (11)	First lien senior secured revolving loan	9.04%	SOFR (M)	5.00%		08/2030		2,360.8	1,906.7	1,868.7	(2)(6)(8)(13)
Sport Maska Inc. (11)	First lien senior secured revolving loan	8.98%	SOFR (M)	5.25%		12/2030		1,300.5	1,127.9	1,295.8	(2)(6)(8)(10)(13)
	First lien senior secured loan	7.77%	CDOR (M)	5.50%		12/2030		21,143.8	19,749.3	21,143.8	(2)(6)(8)(13)
									20,877.2	22,439.6
St Athena Global LLC and St Athena Global Holdings Limited (11)	First lien senior secured revolving loan	9.10%	SOFR (Q)	5.25%		06/2029		627.8	581.5	539.2	(2)(6)(8)(13)
	First lien senior secured loan	8.97%	SONIA (M)	5.25%		06/2030		19,463.2	18,056.2	19,074.0	(2)(6)(8)(13)
	First lien senior secured loan	9.02%	SOFR (Q)	5.25%		06/2030		31,959.1	31,587.9	31,319.9	(2)(6)(8)(13)
									50,225.6	50,933.1
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	First lien senior secured loan	6.67%	SOFR (Q)	3.00%		08/2031		35,756.9	35,713.9	35,868.8	(2)

									108,723.4	111,110.2		1.06%
Real Estate Management and Development
Pallas Australia Feeder Trust	Private asset-backed investment	11.40%	BBSY (M)	7.85%		07/2028		511.7	503.4	511.7	(6)(13)
Pallas Funding Trust No.2	Private asset-backed investment	11.40%	BBSY (M)	7.85%		02/2027		1,427.0	1,389.5	1,427.0	(6)(13)
	Private asset-backed investment	11.61%	BBSY (M)	7.85%		10/2027		815.4	812.5	815.4	(6)(13)
									2,202.0	2,242.4
Pallas NZ Funding Trust No. 1	Private asset-backed investment	9.36%	BBSY (M)	6.15%		07/2026		2,154.9	2,232.1	2,154.9	(6)(13)
Quintain Investments Holdings Limited (12)	Private asset-backed investment				08/2024	08/2031	37,444,573		48,715.0	57,205.3	(6)(13)
	Class B common units				08/2024		54,289		—	—	(6)(13)
									48,715.0	57,205.3

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									53,652.5	62,114.3		0.59%
Data Centers
Retained Vantage Data Centers Intermediate Holdco, LP and Retained Vantage Data Centers Assets, LP (11)	Senior subordinated loan	9.50%				12/2031		42,406.0	41,673.1	41,663.9	(2)(13)
Vantage Data Centers Europe S.a r.l. (11)	Private asset-backed investment	8.63%	Euribor (M)	6.75%		05/2029		2,262.6	2,056.5	2,262.6	(2)(6)(13)
	Private asset-backed investment	8.73%	Euribor (M)	6.85%		05/2029		259.3	235.7	259.3	(2)(6)(13)
									2,292.2	2,521.9

									43,965.3	44,185.8		0.42%
Gas Utilities
FIC Matterhorn CF, LP and FIC Matterhorn CF Feeder, LP (12)	Limited partnership interests				06/2025		19,712,949		19,712.9	19,712.9	(6)
	Limited partnership interests				06/2025		1		0.7	0.7	(6)
									19,713.6	19,713.6
Venture Global Plaquemines Lng LLC	First lien senior secured loan	6.14%	SOFR (M)	2.23%		05/2029		7,546.1	7,537.5	7,502.1	(2)(6)
	First lien senior secured loan	5.94%	SOFR (M)	2.23%		05/2029		943.9	942.8	939.2	(2)(6)(13)
									8,480.3	8,441.3

									28,193.9	28,154.9		0.27%

Total Investments									$21,360,914.4	$21,508,598.4	(17)	204.73%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$169,576		€148,885	Canadian Imperial Bank of Commerce	January 23, 2026	$(636)
Foreign currency forward contract	$117,951		£103,745	Canadian Imperial Bank of Commerce	June 11, 2027	(2,002)
Foreign currency forward contract	$115,234		€98,626	Wells Fargo Bank, N.A.	January 23, 2026	(670)
Foreign currency forward contract	$77,740		€64,937	Wells Fargo Bank, N.A.	September 08, 2027	(209)
Foreign currency forward contract	$66,170	NOK	663,462	Wells Fargo Bank, N.A.	January 23, 2026	414
Foreign currency forward contract	$61,809		€60,251	Canadian Imperial Bank of Commerce	June 11, 2027	(967)
Foreign currency forward contract	$59,899		£46,812	Canadian Imperial Bank of Commerce	August 16, 2027	(2,891)
Foreign currency forward contract	$57,178	CAD	62,493	Canadian Imperial Bank of Commerce	March 31, 2028	(843)
Foreign currency forward contract	$51,458		€46,454	Wells Fargo Bank, N.A.	February 28, 2028	(4,587)
Foreign currency forward contract	$49,970		£37,428	Canadian Imperial Bank of Commerce	July 28, 2028	(119)
Foreign currency forward contract	$49,964		£37,428	Wells Fargo Bank, N.A.	July 28, 2028	(125)
Foreign currency forward contract	$49,860		€45,000	Canadian Imperial Bank of Commerce	February 28, 2028	(4,429)
Foreign currency forward contract	$49,790		£37,090	SMBC Capital Markets, Inc.	August 14, 2028	158
Foreign currency forward contract	$35,977		£26,695	Wells Fargo Bank, N.A.	August 02, 2027	166
Foreign currency forward contract	$25,450	CAD	35,598	Canadian Imperial Bank of Commerce	March 31, 2027	(852)
Foreign currency forward contract	$21,805		€19,538	Wells Fargo Bank, N.A.	March 30, 2027	(1,534)
Foreign currency forward contract	$20,769	CAD	27,895	Canadian Imperial Bank of Commerce	November 16, 2026	216
Foreign currency forward contract	$20,497	JPY	2,121,107	Canadian Imperial Bank of Commerce	January 31, 2028	957
Foreign currency forward contract	$18,890		£15,184	Wells Fargo Bank, N.A.	August 21, 2026	(1,529)
Foreign currency forward contract	$16,256		€13,416	SMBC Capital Markets, Inc.	August 14, 2028	(8)
Foreign currency forward contract	$16,144	CAD	22,503	Wells Fargo Bank, N.A.	January 23, 2026	(273)
Foreign currency forward contract	$15,755		£11,800	Canadian Imperial Bank of Commerce	January 23, 2026	(123)
Foreign currency forward contract	$14,323	CAD	19,837	Canadian Imperial Bank of Commerce	January 31, 2028	(407)
Foreign currency forward contract	$13,108	CAD	18,267	Canadian Imperial Bank of Commerce	January 23, 2026	(219)
Foreign currency forward contract	$9,097		€7,487	Wells Fargo Bank, N.A.	August 14, 2028	20
Foreign currency forward contract	$8,142		£6,100	Wells Fargo Bank, N.A.	January 23, 2026	(66)
Foreign currency forward contract	$8,132		€6,722	Canadian Imperial Bank of Commerce	August 14, 2028	(17)
Foreign currency forward contract	$6,908		£6,137	Canadian Imperial Bank of Commerce	March 31, 2026	(361)
Foreign currency forward contract	$6,165	AUD	9,518	Wells Fargo Bank, N.A.	November 17, 2026	(162)
Foreign currency forward contract	$4,983	CAD	6,713	Canadian Imperial Bank of Commerce	June 11, 2027	18
Foreign currency forward contract	$4,773	DKK	29,850	Wells Fargo Bank, N.A.	September 08, 2027	(49)
Foreign currency forward contract	$4,217		£3,347	Canadian Imperial Bank of Commerce	August 21, 2026	(284)
Foreign currency forward contract	$3,324		€2,798	Wells Fargo Bank, N.A.	August 02, 2027	(30)
Foreign currency forward contract	$3,074		€2,737	Canadian Imperial Bank of Commerce	March 30, 2027	(193)
Foreign currency forward contract	$2,824		€2,540	Canadian Imperial Bank of Commerce	March 26, 2026	(171)
Foreign currency forward contract	$2,555	NZD	4,070	Canadian Imperial Bank of Commerce	July 17, 2026	95
Foreign currency forward contract	$2,504		£1,915	Wells Fargo Bank, N.A.	August 16, 2027	(65)
Foreign currency forward contract	$2,502	NOK	27,017	Canadian Imperial Bank of Commerce	March 31, 2026	(175)
Foreign currency forward contract	$2,443		€2,178	Canadian Imperial Bank of Commerce	May 22, 2026	(128)
Foreign currency forward contract	$2,011	NOK	20,371	Canadian Imperial Bank of Commerce	January 23, 2026	(8)
Foreign currency forward contract	$1,957		€1,737	Canadian Imperial Bank of Commerce	March 27, 2028	(140)
Foreign currency forward contract	$1,906		€1,737	Canadian Imperial Bank of Commerce	March 27, 2026	(142)
Foreign currency forward contract	$1,906		€1,713	Wells Fargo Bank, N.A.	December 17, 2027	(156)
Foreign currency forward contract	$1,873		€1,713	Wells Fargo Bank, N.A.	December 17, 2026	(167)
Foreign currency forward contract	$1,390	AUD	2,097	Canadian Imperial Bank of Commerce	February 18, 2026	(12)
Foreign currency forward contract	$1,294	AUD	1,960	Canadian Imperial Bank of Commerce	September 30, 2026	(10)
Foreign currency forward contract	$1,017	CAD	1,391	Wells Fargo Bank, N.A.	November 16, 2026	(8)
Foreign currency forward contract	$874		£720	Wells Fargo Bank, N.A.	March 31, 2026	(95)
Foreign currency forward contract	$619		£480	Wells Fargo Bank, N.A.	November 02, 2026	(26)
Foreign currency forward contract	$607	AUD	932	Canadian Imperial Bank of Commerce	September 30, 2027	(8)
Foreign currency forward contract	$561		£419	Wells Fargo Bank, N.A.	June 11, 2027	—
Foreign currency forward contract	$478	AUD	736	Canadian Imperial Bank of Commerce	January 23, 2026	(13)
Foreign currency forward contract	$471	CHF	373	Canadian Imperial Bank of Commerce	January 23, 2026	(1)
Foreign currency forward contract	$81		€72	Canadian Imperial Bank of Commerce	March 31, 2026	(4)
Foreign currency forward contract	$34	NZD	54	Canadian Imperial Bank of Commerce	January 20, 2026	2
Foreign currency forward contract	$33	NZD	52	Canadian Imperial Bank of Commerce	April 17, 2026	1
Total						$(22,867)
See accompanying notes to consolidated financial statements.

Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6490%	Wells Fargo Bank, N.A.	03/15/2028	$1,000,000	$14,461	$—	$15,966
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	Wells Fargo Bank, N.A.	09/09/2028	600,000	4,677	—	4,677
Interest rate swap	January 2029 Notes	4.850%	SOFR +1.6220%	Wells Fargo Bank, N.A.	01/15/2029	600,000	(3,021)	—	(3,021)
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	Wells Fargo Bank, N.A.	08/15/2029	700,000	16,585	—	15,659
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	Wells Fargo Bank, N.A.	02/15/2030	750,000	(5,199)	—	22,820
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	Wells Fargo Bank, N.A.	09/09/2030	500,000	5,239	—	5,239
Interest rate swap	January 2031 Notes	5.150%	SOFR +1.9460%	Wells Fargo Bank, N.A.	01/15/2031	500,000	(6,380)	—	(6,380)
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	Wells Fargo Bank, N.A.	03/21/2032	750,000	31,646	—	31,646
Total						$5,400,000	$58,008	$—	$86,606
________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of December 31, 2025 represented 205% of the Fund’s net assets or 95% of the Fund’s total assets, may be subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Fund is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2025 in which the issuer was an Affiliated Person of the Fund (but not a portfolio company that the Fund is deemed to Control) are as follows:

For the Year Ended December 31, 2025									As of December 31, 2025
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	$10,728.7	$632.6	$—	$4,199.6	$—	$311.5	$4.8	$(608.9)	$60,947.9
OPH NEP Investment, LLC	4,350.9	—	—	4,205.1	—	—	—	(159.2)	42,213.5
	$15,079.6	$632.6	$—	$8,404.7	$—	$311.5	$4.8	$(768.1)	$103,161.4

(5)As defined in the Investment Company Act, the Fund is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2025 in which the issuer was both an Affiliated Person and a portfolio company that the Fund is deemed to Control are as follows:

For the Year Ended December 31, 2025									As of December 31, 2025
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
ADLP LLC	$391,000.0	$—	$—	$4,805.1	$—	$3,217.4	$—	$—	$391,000.0
	$391,000.0	$—	$—	$4,805.1	$—	$3,217.4	$—	$—	$391,000.0

See accompanying notes to consolidated financial statements.

(6)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the Investment Company Act, 25% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2025.

(7)Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented.

(8)Loan includes interest rate floor feature.

(9)As of December 31, 2025, no amounts were funded by the Fund under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(10)As of December 31, 2025, in addition to the amounts funded by the Fund under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(11)As of December 31, 2025, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for more information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
15484880 Canada Inc. and 15484910 Canada Inc.	$11,247.6	$(370.2)	$10,877.4	$—	$—	$10,877.4
3 Step Sports LLC	13,584.9	—	13,584.9	—	—	13,584.9
Accommodations Plus Technologies LLC	1,666.7	—	1,666.7	—	—	1,666.7
ACP Avenu Midco LLC	12,009.7	—	12,009.7	—	—	12,009.7
Actfy Buyer, Inc.	11,739.1	—	11,739.1	—	—	11,739.1
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC	281.3	(0.8)	280.5	—	—	280.5
Adonis Bidco Inc.	38,724.4	—	38,724.4	—	—	38,724.4
Aduro Advisors, LLC	11,758.3	—	11,758.3	—	—	11,758.3
Aerin Medical Inc.	4,681.4	—	4,681.4	—	—	4,681.4
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp.	9,179.7	(3,592.0)	5,587.7	—	—	5,587.7
AI Titan Parent, Inc.	14,908.7	—	14,908.7	—	—	14,908.7
Airx Climate Solutions, Inc.	14,342.0	—	14,342.0	—	—	14,342.0
Alcami Corporation	547.9	(116.4)	431.5	—	—	431.5
Alcresta Therapeutics, Inc.	11,166.6	(86.5)	11,080.1	—	—	11,080.1
Aldinger Company Inc	13,632.3	(236.3)	13,396.0	—	—	13,396.0
Aledade, Inc.	38,469.2	(11,940.4)	26,528.8	—	—	26,528.8
AP Adhesives Holdings, LLC	15,030.3	—	15,030.3	—	—	15,030.3
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	2,039.6	(614.8)	1,424.8	—	—	1,424.8
Aptean, Inc. and Aptean Acquiror Inc.	9,083.4	(1,354.6)	7,728.8	—	—	7,728.8
Archduke Buyer, Inc.	2,980.3	(1,123.6)	1,856.7	—	—	1,856.7
Arrow Borrower 2025, Inc.	15,876.8	—	15,876.8	—	—	15,876.8
Artemis BidCo 2 LLC	8,946.8	(0.8)	8,946.0	—	—	8,946.0
Artifact Bidco, Inc.	10,426.1	—	10,426.1	—	—	10,426.1
Artivion, Inc.	21,803.5	(1,983.0)	19,820.5	—	—	19,820.5
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	(1,720.2)	1,720.2	—	—	1,720.2
AX VI VET HOLDING I APS	33,859.3	—	33,859.3	—	—	33,859.3
Badia Spices, LLC	21,428.6	—	21,428.6	—	—	21,428.6
Bamboo US BidCo LLC	3,113.6	(0.7)	3,112.9	—	—	3,112.9
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc.	73,089.5	—	73,089.5	—	—	73,089.5
Bayou Intermediate II, LLC	7,942.1	—	7,942.1	—	—	7,942.1
BCPE Pequod Buyer, Inc.	8,673.6	—	8,673.6	—	—	8,673.6
Beacon Pointe Harmony, LLC	25,484.1	—	25,484.1	—	—	25,484.1
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc.	11,525.4	(49.1)	11,476.3	—	—	11,476.3
BGI Purchaser, Inc.	33,329.5	(11,109.8)	22,219.7	—	—	22,219.7
BGIF IV Fearless Utility Services, Inc.	10,424.5	(520.4)	9,904.1	—	—	9,904.1
Birdie Bidco, Inc.	84,892.8	(1,449.8)	83,443.0	—	—	83,443.0
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC	9,943.6	(359.1)	9,584.5	—	—	9,584.5
BNZ TopCo B.V.	22,836.5	—	22,836.5	—	—	22,836.5
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
Bobtail AcquisitionCo, LLC	25,414.4	(1,008.1)	24,406.3	—	—	24,406.3
BrightStar Group Holdings, Inc.	3,766.9	—	3,766.9	—	—	3,766.9
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP	22,933.6	—	22,933.6	—	—	22,933.6
Bumble Bidco Limited	2,734.4	—	2,734.4	—	—	2,734.4
Businessolver.com, Inc.	3,889.4	—	3,889.4	—	—	3,889.4
BVI Medical, Inc. and BVI Group Limited	14,792.9	—	14,792.9	—	—	14,792.9
Cambrex Corporation	65,969.5	(1,162.4)	64,807.1	—	—	64,807.1
Cannon Bridge Designated Activity Company	5,523.5	(3,510.5)	2,013.0	—	—	2,013.0
Capnor Connery Bidco A/S	1,455.7	—	1,455.7	—	—	1,455.7
Cards-Live Oak Holdings, Inc.	19,441.9	(2,321.2)	17,120.7	—	—	17,120.7
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P.	2,389.6	—	2,389.6	—	—	2,389.6
CBTS Borrower, LLC and CBTS TopCo, L.P.	1,900.0	—	1,900.0	—	—	1,900.0
Celnor Group Limited	4,841.6	—	4,841.6	—	—	4,841.6
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	4,310.3	—	4,310.3	—	—	4,310.3
Cezanne Bidco	6,175.9	—	6,175.9	—	—	6,175.9
Chicago US Midco III, LP	2,118.9	—	2,118.9	—	—	2,118.9
Chillaton Bidco Limited	1,185.9	—	1,185.9	—	—	1,185.9
Churchill OpCo Holdings LLC and Victory Topco, LP	22,023.7	(370.5)	21,653.2	—	—	21,653.2
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Clearstead Advisors, LLC	626.4	(271.4)	355.0	—	—	355.0
ClubCorp Holdings, Inc.	7,070.4	—	7,070.4	—	—	7,070.4
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	20,950.7	—	20,950.7	—	—	20,950.7
Collision SP Subco, LLC	3,511.3	(59.9)	3,451.4	—	—	3,451.4
Computer Services, Inc.	12,629.6	—	12,629.6	—	—	12,629.6
Convera International Holdings Limited and Convera International Financial S.A R.L.	1,110.5	—	1,110.5	—	—	1,110.5
CoreRx, Inc.	1.0	(0.6)	0.4	—	—	0.4
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	7,060.6	—	7,060.6	—	—	7,060.6
Coupa Holdings, LLC and Coupa Software Incorporated	410.8	—	410.8	—	—	410.8
CPIG Holdco Inc.	1.0	(0.5)	0.5	—	—	0.5
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc.	4,461.7	—	4,461.7	—	—	4,461.7
Creek Parent, Inc. and Creek Feeder, L.P.	21,965.8	—	21,965.8	—	—	21,965.8
Cyber US Bidco LLC, Cyber Bidco Limited, and Cyber Midco Limited	3,082.8	—	3,082.8	—	—	3,082.8
Databricks, Inc.	19,846.0	—	19,846.0	—	—	19,846.0
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Davidson Hotel Company LLC	3,365.3	—	3,365.3	—	—	3,365.3
Dedomena Bidco Limited	395.9	—	395.9	—	—	395.9
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P.	25,163.5	(666.9)	24,496.6	—	—	24,496.6
Diamond Mezzanine 24 LLC	3,750.0	(1,200.0)	2,550.0	—	—	2,550.0
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	4,645.3	—	4,645.3	—	—	4,645.3
Diligent Corporation	12,896.5	(1,265.7)	11,630.8	—	—	11,630.8
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	505.8	—	505.8	—	—	505.8
Dorado Bidco, Inc.	6,628.8	(19.0)	6,609.8	—	—	6,609.8
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	20,731.2	(615.7)	20,115.5	—	—	20,115.5
Doxim Inc.	5,733.8	(564.9)	5,168.9	—	—	5,168.9
DP Flores Holdings, LLC	22,210.7	—	22,210.7	—	—	22,210.7
DriveCentric Holdings, LLC	13,632.3	—	13,632.3	—	—	13,632.3
Drogon Bidco Inc. & Drogon Aggregator LP	14,069.2	—	14,069.2	—	—	14,069.2
Duraserv LLC	16,748.1	(559.9)	16,188.2	—	—	16,188.2
EC Partners Spanish BidCo, S.L.U.	978.4	—	978.4	—	—	978.4
Echo Purchaser, Inc.	3,977.3	—	3,977.3	—	—	3,977.3
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	30,382.5	—	30,382.5	—	—	30,382.5
Edition Holdings, Inc. and Enverus, Inc.	35,017.3	—	35,017.3	—	—	35,017.3
Edmunds Govtech, Inc.	3,669.1	(301.4)	3,367.7	—	—	3,367.7
Einstein Parent, Inc.	1,719.9	—	1,719.9	—	—	1,719.9
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC	11,532.6	(2,441.2)	9,091.4	—	—	9,091.4
ELM DebtCo, LLC	1,590.1	—	1,590.1	—	—	1,590.1
EMB Purchaser, Inc.	35,636.4	—	35,636.4	—	—	35,636.4
Empower Payments Investor, LLC	2,863.7	—	2,863.7	—	—	2,863.7
Endurance PT Technology Buyer Corporation and Endurance PT Technology Holdings LLC	5,865.3	(2,346.1)	3,519.2	—	—	3,519.2
Envisage Management Ltd	2,918.3	—	2,918.3	—	—	2,918.3
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT	18,726.0	—	18,726.0	—	—	18,726.0
ESHA Intermediate, LLC	5,129.4	—	5,129.4	—	—	5,129.4
Eternal Aus Bidco Pty Ltd	507.4	—	507.4	—	—	507.4
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc.	1,645.9	(202.6)	1,443.3	—	—	1,443.3
Excelitas Technologies Corp.	32,500.0	—	32,500.0	—	—	32,500.0
Expereo USA, Inc. and Ristretto Bidco B.V.	15,713.5	—	15,713.5	—	—	15,713.5
Fever Labs, Inc.	29,259.9	(11,594.7)	17,665.2	—	(4,419.8)	13,245.4
Firebird Acquisition Corp, Inc.	8,704.9	(125.3)	8,579.6	—	—	8,579.6
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	11,565.9	(2,405.0)	9,160.9	—	—	9,160.9
FL Hawk Intermediate Holdings, Inc.	1,158.7	—	1,158.7	—	—	1,158.7
Flexera Software LLC	1,737.4	—	1,737.4	—	—	1,737.4
Flint OpCo, LLC	8,670.8	—	8,670.8	—	—	8,670.8
FlyWheel Acquireco, Inc.	1,607.1	(160.7)	1,446.4	—	—	1,446.4
Forward Keystone Holdings, LP	7,017.8	—	7,017.8	—	—	7,017.8
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc.	21,871.7	(2,360.8)	19,510.9	—	—	19,510.9
Frontline Road Safety Operations, LLC	16,235.8	(579.2)	15,656.6	—	—	15,656.6
G702 Buyer, Inc.	1,890.5	—	1,890.5	—	—	1,890.5
GAPCO AIV Interholdco (CP), L.P.	12,889.9	—	12,889.9	—	—	12,889.9
GC Waves Holdings, Inc.	10,591.1	—	10,591.1	—	—	10,591.1
Generator US Buyer, Inc. and Total Power Limited	5,462.8	—	5,462.8	—	—	5,462.8
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	8,216.0	—	8,216.0	—	—	8,216.0
GHP-VGS Purchaser LLC	8,554.0	—	8,554.0	—	—	8,554.0
Global Music Rights, LLC	13,645.8	—	13,645.8	—	—	13,645.8
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
GMF Parent, Inc. and GMF Group Holdings, LP	10,390.4	—	10,390.4	—	—	10,390.4
Goldeneye Parent, LLC	2,778.9	—	2,778.9	—	—	2,778.9
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	25,127.7	(158.0)	24,969.7	—	—	24,969.7
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	1,688.4	(311.4)	1,377.0	—	—	1,377.0
GSV Purchaser, Inc.	23,952.7	—	23,952.7	—	—	23,952.7
GTCR Everest Borrower, LLC	1,659.6	—	1,659.6	—	—	1,659.6
GTCR F Buyer Corp. and GTCR (D) Investors LP	3,423.1	(187.5)	3,235.6	—	—	3,235.6
Guidepoint Security Holdings, LLC	4,729.1	—	4,729.1	—	—	4,729.1
Hakken Midco B.V.	921.3	—	921.3	—	—	921.3
Harbourvest Global Private Equity Limited	65,000.0	(30,875.0)	34,125.0	—	—	34,125.0
HBH Buyer, LLC	17,301.8	(3,887.8)	13,414.0	—	—	13,414.0
Helios Service Partners, LLC and Astra Service Partners, LLC	8,961.1	—	8,961.1	—	—	8,961.1
HGC Holdings, LLC	21,062.1	—	21,062.1	—	—	21,062.1
Higginbotham Insurance Agency, Inc., HIG Operations Holdings, Inc., and HIG Intermediate, Inc.	2,089.8	—	2,089.8	—	—	2,089.8
High Street Buyer, Inc. and High Street Holdco LLC	39,661.6	—	39,661.6	—	—	39,661.6
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	10,763.4	(3,026.9)	7,736.5	—	—	7,736.5
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP	67,383.0	(112.4)	67,270.6	—	—	67,270.6
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC	26,429.8	(3,645.1)	22,784.7	—	—	22,784.7
HP RSS Buyer, Inc.	12,024.4	—	12,024.4	—	—	12,024.4
HPCC Parent, Inc. and Patriot Container Corp.	5,145.7	—	5,145.7	—	—	5,145.7
HuFriedy Group Acquisition LLC	17,625.8	(213.1)	17,412.7	—	—	17,412.7
Hyland Software, Inc.	1,102.9	—	1,102.9	—	—	1,102.9
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
ID.me, LLC and ID.me, Inc.	15,358.3	—	15,358.3	—	—	15,358.3
IFH Franchisee Holdings, LLC	27,513.7	(11,194.0)	16,319.7	—	—	16,319.7
Igea Bidco S.p.A. and Masco Group S.p.A. (11)	1,742.8	—	1,742.8	—	—	1,742.8
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	12,616.5	—	12,616.5	—	—	12,616.5
Inszone Mid, LLC and INSZ Holdings, LLC	78,458.5	—	78,458.5	—	—	78,458.5
Internet Truckstop Group LLC	1,990.0	—	1,990.0	—	—	1,990.0
Intero Integrity Services Group B.V.	919.7	—	919.7	—	—	919.7
JAMS Holdings LP and Jams Buyer LLC	6,884.9	—	6,884.9	—	—	6,884.9
Jeppesen Holdings, LLC	997.3	—	997.3	—	—	997.3
Jones Fish Hatcheries & Distributors, LLC and Pond Management Group Holdings, LLC	14,216.3	—	14,216.3	—	—	14,216.3
JSG II, Inc. and Checkers USA, Inc.	1,186.9	—	1,186.9	—	—	1,186.9
Kairos Bidco Limited	3,140.6	(314.1)	2,826.5	—	—	2,826.5
King Risk Partners, LLC	6,004.4	—	6,004.4	—	—	6,004.4
Kings Buyer, LLC	2,451.4	(898.8)	1,552.6	—	—	1,552.6
Knight AcquireCo, LLC and Knight Holdings, LP	26,636.9	—	26,636.9	—	—	26,636.9
Koala Investment Holdings, Inc.	7,218.8	—	7,218.8	—	—	7,218.8
Kohlberg Private Credit Investors Rated Feeder-L, L.L.C.	7,436.7	—	7,436.7	—	—	7,436.7
KPS Global LLC and Cool Group LLC	3,073.6	—	3,073.6	—	—	3,073.6
Lakehouse Buyer Inc.	49,270.0	—	49,270.0	—	—	49,270.0
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	13,139.0	(387.0)	12,752.0	—	—	12,752.0
League One Volleyball Clubs, LLC and League One Volleyball, Inc.	1.7	—	1.7	—	—	1.7
Legends Hospitality Holding Company, LLC and Stadium Coinvest (B)-III, L.P.	3,484.7	(1,526.9)	1,957.8	—	—	1,957.8
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC	6,713.6	(805.6)	5,908.0	—	—	5,908.0
Lightbeam Bidco, Inc.	11,182.0	(0.7)	11,181.3	—	—	11,181.3
LivTech Purchaser, Inc.	2,005.8	—	2,005.8	—	—	2,005.8
Mai Capital Management Intermediate LLC	3,543.8	(363.2)	3,180.6	—	—	3,180.6
Mari Events Midco LLC and AE EventsCo Holdings LLC	877.7	—	877.7	—	—	877.7
Medlar Bidco Limited	10,381.1	—	10,381.1	—	—	10,381.1
Merit Financial Group, LLC and CWC Fund I Co-Invest (MFA) LP	8,000.0	(1,750.0)	6,250.0	—	—	6,250.0
Merit Software Finance Holdings, LLC	8,071.2	—	8,071.2	—	—	8,071.2
Metatiedot Bidco OY and Metatiedot US, LLC	3,151.7	(1,493.4)	1,658.3	—	—	1,658.3
Meyer Laboratory, LLC and Meyer Parent, LLC	3,279.8	(388.7)	2,891.1	—	—	2,891.1
ML Holdco, Inc.	24,745.4	—	24,745.4	—	—	24,745.4
Moderna, Inc.	127,857.0	—	127,857.0	—	—	127,857.0
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc.	4,809.3	(19.2)	4,790.1	—	—	4,790.1
Monica Holdco (US), Inc.	8,223.4	—	8,223.4	—	—	8,223.4
Mountaineer Merger Corporation	11,254.0	(4,486.8)	6,767.2	—	—	6,767.2
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,157.3	(1,384.9)	3,772.4	—	—	3,772.4
MSIS Holdings, Inc. and MS Precision Parent, LP	15,155.6	—	15,155.6	—	—	15,155.6
Mustang Prospects Purchaser, LLC, Senske Acquisition, Inc., and Mustang Prospects Holdco, LLC	4,224.1	(977.6)	3,246.5	—	—	3,246.5
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	11,529.4	(3,930.3)	7,599.1	—	—	7,599.1
Netsmart, Inc. and Netsmart Technologies, Inc.	22,120.1	—	22,120.1	—	—	22,120.1
Next Holdco, LLC	214.0	—	214.0	—	—	214.0
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC	2,638.5	(330.6)	2,307.9	—	—	2,307.9
North Star Acquisitionco, LLC and Toucan Bidco Limited	2,550.0	—	2,550.0	—	—	2,550.0
Northwinds Holding, Inc. and Northwinds Services Group LLC	16,892.7	—	16,892.7	—	—	16,892.7
Oak Funding LLC	8,666.7	—	8,666.7	—	—	8,666.7
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	8,645.5	(459.8)	8,185.7	—	—	8,185.7
Odevo AB	22,499.4	—	22,499.4	—	—	22,499.4
Omnigo Software, LLC, Omnigo Software - I, Inc., and Omnigo Software - Q, Inc.	765.1	—	765.1	—	—	765.1
Orange Barrel Media, LLC/IKE Smart City, LLC	1,522.8	—	1,522.8	—	—	1,522.8
Pallas NZ Funding Trust No. 1	2,155.1	(2,155.1)	—	—	—	—
Paris US Holdco, Inc. & 1001028292 Ontario Inc.	22,095.5	(633.2)	21,462.3	—	—	21,462.3
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4,783.5	(509.2)	4,274.3	—	—	4,274.3
Pave America Holding, LLC	10,344.0	(1,713.3)	8,630.7	—	—	8,630.7
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	1,606.7	—	1,606.7	—	—	1,606.7
PCMI Parent, LLC and PCMI Ultimate Holdings, LP	6,474.2	—	6,474.2	—	—	6,474.2
PCS MidCo, Inc. and PCS Parent, L.P.	2,964.7	—	2,964.7	—	—	2,964.7
PDDS HoldCo, Inc.	2,158.3	—	2,158.3	—	—	2,158.3
Perigon Wealth Management, LLC and Perigon Wealth Advisors Holdings Company, LLC	9,465.7	—	9,465.7	—	—	9,465.7
PestCo Holdings, LLC and PestCo, LLC	5,312.1	—	5,312.1	—	—	5,312.1
pH Beauty Holdings III, Inc.	1,663.3	—	1,663.3	—	—	1,663.3
Pike Corporation	63,472.9	—	63,472.9	—	—	63,472.9
Pinnacle Buyer, LLC	8,043.9	—	8,043.9	—	—	8,043.9
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	7,765.2	(952.2)	6,813.0	—	—	6,813.0
Poseidon IntermediateCo, Inc.	9,212.0	—	9,212.0	—	—	9,212.0
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation	5,686.2	(557.6)	5,128.6	—	—	5,128.6
Premiere Buyer, LLC	8,541.0	—	8,541.0	—	—	8,541.0
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	8,691.0	—	8,691.0	—	—	8,691.0
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	572.7	(2.0)	570.7	—	—	570.7
Project Alliance Buyer, LLC	1,879.2	—	1,879.2	—	—	1,879.2
Project Cardinal Acquisition, LLC	7,981.3	—	7,981.3	—	—	7,981.3
Proofpoint, Inc.	165.2	—	165.2	—	—	165.2
Property Finder Mercury Ltd	17,506.8	—	17,506.8	—	—	17,506.8
PSC Parent, Inc.	12,693.0	(4,297.6)	8,395.4	—	—	8,395.4
PumpTech, LLC and Impel CV-B, LP	9,600.0	(769.6)	8,830.4	—	—	8,830.4
PYE-Barker Fire & Safety, LLC	4,452.5	—	4,452.5	—	—	4,452.5
QBS Parent, Inc.	1,490.5	(142.2)	1,348.3	—	—	1,348.3
QF Holdings, Inc.	31,304.7	—	31,304.7	—	—	31,304.7
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	14,605.9	—	14,605.9	—	—	14,605.9
Quirch Foods Holdings, LLC	10,545.7	—	10,545.7	—	—	10,545.7
Radiate Holdco LLC	12,344.6	—	12,344.6	—	—	12,344.6
Raven Acquisition Holdings, LLC	7,349.6	—	7,349.6	—	—	7,349.6
Reagent Chemical & Research, LLC	8,783.8	(369.8)	8,414.0	—	—	8,414.0
Reddy Ice LLC	171,657.8	—	171,657.8	—	—	171,657.8
Redwood Services LP	15,261.5	—	15,261.5	—	—	15,261.5
Retained Vantage Data Centers Intermediate Holdco, LP and Retained Vantage Data Centers Assets, LP	161,143.0	—	161,143.0	—	—	161,143.0
Revival Animal Health, LLC	3,554.4	(1,902.6)	1,651.8	—	—	1,651.8
Royal Borrower, LLC and Royal Parent, LP	14,506.8	—	14,506.8	—	—	14,506.8
Runway Bidco, LLC	699.8	—	699.8	—	—	699.8
RWA Wealth Partners, LLC	6,520.0	(16.6)	6,503.4	—	—	6,503.4
Saber Parent Holdings Corp. and MSHC, Inc.	6,350.3	—	6,350.3	—	—	6,350.3
Sabseg Group, S.L.	23,843.4	—	23,843.4	—	—	23,843.4
SageSure Holdings, LLC and SageSure LLC	52,645.1	—	52,645.1	—	—	52,645.1
Sapphire Software Buyer, Inc.	6,818.3	—	6,818.3	—	—	6,818.3
Saturn Purchaser Corp.	2,240.4	—	2,240.4	—	—	2,240.4
Severin Acquisition, LLC	33,400.0	—	33,400.0	—	—	33,400.0
SGM Acquisition Sub, LLC and Schill Holdings, LP	16,679.5	—	16,679.5	—	—	16,679.5
Shout! Factory, LLC	2,207.8	(276.0)	1,931.8	—	—	1,931.8
SIG Parent Holdings, LLC	10,176.2	—	10,176.2	—	—	10,176.2
Signant Finance One Limited and Bracket Intermediate Holding Corp.	8,971.4	—	8,971.4	—	—	8,971.4
Signia Aerospace, LLC	351.4	—	351.4	—	—	351.4
Silk Holdings III LLC and Silk Holdings I Corp.	10,266.3	(2,053.3)	8,213.0	—	—	8,213.0
Silver Midco 1 GmbH and Silver Bidco GmbH	7,173.1	—	7,173.1	—	—	7,173.1
Slaine Holdings LLC	30,434.6	—	30,434.6	—	—	30,434.6
Solar Bidco Limited	1,071.4	—	1,071.4	—	—	1,071.4
Spaceship Purchaser, Inc.	13,913.9	(317.6)	13,596.3	—	—	13,596.3
Spark Purchaser, Inc.	2,702.7	—	2,702.7	—	—	2,702.7
Spindrift Beverage Co., Inc. and SBC Aggregator LP	3,172.3	—	3,172.3	—	—	3,172.3
Sport Maska Inc.	7,471.8	(1,607.7)	5,864.1	—	—	5,864.1
Spruce Bidco II Inc.	24,692.5	—	24,692.5	—	—	24,692.5
St Athena Global LLC and St Athena Global Holdings Limited	5,783.6	(627.8)	5,155.8	—	—	5,155.8
Sterilex LLC	1,328.4	(0.5)	1,327.9	—	—	1,327.9
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Steward Partners Global Advisory, LLC, Steward Partners Investment Advisory, LLC, Steward Partners Intermediate II, LLC and Steward Partners New Holdings, LLC	17,308.4	—	17,308.4	—	—	17,308.4
Student Transportation of America, Inc.	1,076.5	—	1,076.5	—	—	1,076.5
Sugar PPC Buyer LLC	3,720.1	—	3,720.1	—	—	3,720.1
Sunbit Receivables Trust IV	2,730.0	(1,364.6)	1,365.4	—	—	1,365.4
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	35,275.0	—	35,275.0	—	—	35,275.0
Superman Holdings, LLC	5,705.4	—	5,705.4	—	—	5,705.4
Supplying Demand, Inc.	18,643.7	—	18,643.7	—	—	18,643.7
Surescripts, LLC	5,919.5	—	5,919.5	—	—	5,919.5
SV Newco 2, Inc. and Site 2020 Incorporated	10,396.2	—	10,396.2	—	—	10,396.2
Talon Buyer Inc. and Talon Holdings SCSP	17,776.8	—	17,776.8	—	—	17,776.8
TCI Buyer LLC and TCI Holdings, LP	17,033.0	—	17,033.0	—	—	17,033.0
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP	6,544.0	(348.7)	6,195.3	—	—	6,195.3
The Hiller Companies, LLC	5,811.3	(137.6)	5,673.7	—	—	5,673.7
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	12,964.3	—	12,964.3	—	—	12,964.3
Three Rivers Buyer, Inc.	1,930.6	—	1,930.6	—	—	1,930.6
Titan BW Borrower L.P.	16,299.3	—	16,299.3	—	—	16,299.3
Trading Technologies International, Inc.	1,976.4	—	1,976.4	—	—	1,976.4
Transit Technologies LLC	6,459.8	(9.2)	6,450.6	—	—	6,450.6
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP	63,991.5	(99.5)	63,892.0	—	—	63,892.0
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC	4,792.2	—	4,792.2	—	—	4,792.2
TSWT Acquisition, Inc. and TSWT Holdings, LLC	6,370.1	(113.3)	6,256.8	—	—	6,256.8
U.S. Urology Partners, LLC, General Atlantic (USU) Blocker Collection Holdco, L.P., and General Atlantic (USU-2) Coinvest, L.P.	1,311.3	—	1,311.3	—	—	1,311.3
UFS, LLC and BV-UFS Aggregator, LLC	2,606.1	(651.5)	1,954.6	—	—	1,954.6
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	1,963.1	—	1,963.1	—	—	1,963.1
Unity Purchaser, LLC and Unity Ultimate Holdings, LP	9,674.6	—	9,674.6	—	—	9,674.6
UP Intermediate II LLC and UPBW Blocker LLC	3,993.9	(159.8)	3,834.1	—	—	3,834.1
USALCO, LLC	859.6	—	859.6	—	—	859.6
Vamos Bidco, Inc.	8,234.9	—	8,234.9	—	—	8,234.9
Vantage Data Centers Europe S.a r.l.	1,622.4	—	1,622.4	—	—	1,622.4
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	13,092.5	(821.6)	12,270.9	—	(10,138.8)	2,132.1
VetPartners Group Limited	9,868.8	—	9,868.8	—	—	9,868.8
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	22,541.6	(966.2)	21,575.4	—	—	21,575.4
Viper Bidco, Inc.	8,632.9	—	8,632.9	—	—	8,632.9
Vista Higher Learning, LLC	1.0	—	1.0	—	—	1.0
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	18,109.3	(8,036.3)	10,073.0	—	—	10,073.0
Watt Holdco Limited	400.8	—	400.8	—	—	400.8
Wellington Bidco Inc. and Wellington TopCo LP	22,350.7	(1,189.7)	21,161.0	—	—	21,161.0
Wellington-Altus Financial Inc.	1,169.2	(250.5)	918.7	—	—	918.7
Wharf Street Ratings Acquisition LLC	6,069.2	—	6,069.2	—	—	6,069.2
Wilbur-Ellis Holdings II LLC	19,274.3	(5,316.8)	13,957.5	—	—	13,957.5
WorkWave Intermediate II, LLC	24,719.2	(1,545.0)	23,174.2	—	—	23,174.2
World Insurance Associates, LLC and World Associates Holdings, LLC	3,206.5	—	3,206.5	—	—	3,206.5
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	847.5	(174.1)	673.4	—	—	673.4
WPCG Aspire Holdings, LLC	33,337.4	—	33,337.4	—	—	33,337.4
WRE Sports Investments LLC	6,935.5	—	6,935.5	—	(6,935.5)	—
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
WU Holdco, Inc.	3,388.2	(91.0)	3,297.2	—	—	3,297.2
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	4,958.7	—	4,958.7	—	—	4,958.7
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc.	12,192.5	—	12,192.5	—	—	12,192.5
ZocDoc, Inc.	12,914.8	—	12,914.8	—	—	12,914.8
	$3,984,599.0	$(186,050.8)	$3,798,548.2	$—	$(21,494.1)	$3,777,054.1

(12)As of December 31, 2025, the Fund was party to agreements to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
A8 - A (Feeder) L.P.	$1,117.7	$(718.3)	$399.4	$—	$399.4
Advent International GPE VII-E Limited Partnership	1,777.4	(1,137.4)	640.0	—	640.0
Alp CFO 2025, L.P. and Alp CFO 2025 (Offshore Feeder) A, L.P.	125.6	—	125.6	—	125.6
Apax Europe VI - A, L.P.	1,008.4	(680.3)	328.1	—	328.1
Apax Europe VII - B, L.P.	375.8	(68.2)	307.6	—	307.6
Apax VIII - B, L.P.	471.2	(260.2)	211.0	—	211.0
Aquiline Financial Services Fund LP.	546.2	(546.2)	—	—	—
Bain Capital Europe Fund IV, L.P.	785.9	(541.1)	244.8	—	244.8
Bain Capital Europe V, SCSp	876.2	(812.4)	63.8	—	63.8
Bain Capital Fund XI, L.P.	3,408.5	(2,331.1)	1,077.4	—	1,077.4
Bain Capital Fund XII, L.P.	926.0	(719.5)	206.5	—	206.5
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc.	90,473.2	—	90,473.2	—	90,473.2
BC European Capital IX - 2 LP	2,330.3	(2,144.6)	185.7	—	185.7
BC European Capital X - 2 LP	1,918.8	(1,409.3)	509.5	—	509.5
BC Partners Galileo (2) L.P.	960.7	(924.0)	36.7	—	36.7
Blackstone Capital Partners VI L.P.	3,689.4	(1,987.7)	1,701.7	—	1,701.7
Bridgepoint Europe VI 'E' LP	861.0	(793.1)	67.9	—	67.9
Catterton Partners VII, L.P.	2,098.2	(1,561.9)	536.3	—	536.3
Clayton, Dubilier & Rice Fund IX, L.P.	1,167.4	(918.6)	248.8	—	248.8
Constellation Wealth Capital Fund, L.P.	3,995.7	(3,005.8)	989.9	—	989.9
CVC Capital Partners VI (B) L.P.	3,694.4	(3,250.1)	444.3	—	444.3
CVC Capital Partners VII (A) L.P.	638.3	(492.9)	145.4	—	145.4
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	213.5	—	213.5	—	213.5
FIC Matterhorn CF, LP and FIC Matterhorn CF Feeder, LP	28,819.0	(19,713.4)	9,105.6	—	9,105.6
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	2,466.3	—	2,466.3	—	2,466.3
GSM Rights Fund II LP	9,244.7	—	9,244.7	—	9,244.7
GTCR F Buyer Corp. and GTCR (D) Investors LP	21.3	—	21.3	—	21.3
Hellman & Friedman Capital Partners VIII, L.P.	2,088.5	(1,874.1)	214.4	—	214.4
HgCapital 8 A L.P.	1,043.0	(987.4)	55.6	—	55.6
Insight Venture Partners (Cayman) VII, LP	2,291.3	(2,281.9)	9.4	—	9.4
Insight Venture Partners (Delaware) VIII, LP	2,375.9	(2,238.7)	137.2	—	137.2
Insight Venture Partners Coinvestment Fund II, LP	2,290.6	(2,290.6)	—	—	—
Kelso Investment Associates IX, L.P.	1,979.9	(1,288.6)	691.3	—	691.3
KKR North America Fund XI, L.P.	3,059.0	(3,059.0)	—	—	—
Linden Structured Capital Fund II-A LP	3,035.9	(2,229.2)	806.7	—	806.7
Montagu V (US) L.P.	1,973.6	(1,737.7)	235.9	—	235.9
Montagu VII (B) SCSp	700.0	—	700.0	—	700.0
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	1,172.0	(781.3)	390.7	—	390.7
New Mountain Partners III, L.P.	759.9	(393.3)	366.6	—	366.6
New Mountain Partners IV, L.P.	1,865.8	(872.0)	993.8	—	993.8
One Equity Partners VI, L.P.	5,251.7	(3,692.2)	1,559.5	—	1,559.5
One Equity Partners VII, L.P.	2,827.0	(2,494.2)	332.8	—	332.8
Onex Partners III LP	2,129.0	(1,297.3)	831.7	—	831.7
Onex Partners IV LP	2,890.1	(2,695.0)	195.1	—	195.1
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4.0	—	4.0	—	4.0
Permira IV L.P. 2	1,505.2	(1,505.2)	—	—	—
Permira V G.P. L.P.	310.9	(283.3)	27.6	—	27.6
Permira VI L.P.1	753.1	(503.9)	249.2	—	249.2
Providence Equity Partners (Midsummer) L.P.	1,018.3	(836.3)	182.0	—	182.0
Providence Equity Partners VII, L.P.	1,043.9	(582.7)	461.2	—	461.2
Providence Equity Partners VII-A L.P.	2,358.7	(1,675.5)	683.2	—	683.2
Providence Equity Partners VIII, L.P.	4,569.9	(3,641.4)	928.5	—	928.5
PumpTech, LLC and Impel CV-B, LP	321.4	—	321.4	—	321.4
Purple Garden Invest (D) AB	1,445.8	(1,203.8)	242.0	—	242.0
Quintain Investments Holdings Limited	3,935.9	—	3,935.9	—	3,935.9
Red Garden Invest (D) AB	1,776.2	(1,599.9)	176.3	—	176.3
Silver Lake Partners IV, L.P.	1,965.7	(1,918.6)	47.1	—	47.1
Spindrift Beverage Co., Inc. and SBC Aggregator LP	1,035.6	—	1,035.6	—	1,035.6
Thoma Bravo Fund XI-A, L.P.	1,230.5	(1,010.6)	219.9	—	219.9
Thoma Bravo Special Opportunities Fund II-A, L.P.	1,623.7	(1,452.1)	171.6	—	171.6
TI VI Holdings 1, L.P.	4,433.5	—	4,433.5	—	4,433.5
Tikehau Green Diamond II CFO Equity LP	1,834.3	—	1,834.3	—	1,834.3
Tikehau Ruby CLO Equity LP	579.2	—	579.2	—	579.2
Tikehau Topaz LP	225.1	—	225.1	—	225.1
TPG Partners VI, L.P.	1,050.5	(325.3)	725.2	—	725.2
TPG Partners VIII, L.P.	1,784.2	(1,640.3)	143.9	—	143.9
Trident VI Parallel Fund, L.P.	1,925.2	(1,672.6)	252.6	—	252.6
Vector Capital IV, L.P.	291.5	(256.4)	35.1	—	35.1
Vector Capital VI, L.P.	98.3	(47.9)	50.4	—	50.4
Vestar Capital Partners VII, L.P.	2,990.2	(1,960.3)	1,029.9	—	1,029.9
Vista Equity Partners Fund V-A, L.P.	1,135.5	(883.2)	252.3	—	252.3
WCAS XIII, L.P.	2,128.7	(1,740.2)	388.5	—	388.5
WCP Bridge Fund, L.P.	778.7	(347.9)	430.8	—	430.8
Wellington-Altus Financial Inc.	1,308.4	—	1,308.4	—	1,308.4
Wellspring Capital Partners VI (Onshore), L.P.	1,874.6	(1,514.2)	360.4	—	360.4
Wind Point Partners VIII-A, L.P.	982.1	(568.2)	413.9	—	413.9
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	312.6	—	312.6	—	312.6
	$250,381.3	$(101,398.4)	$148,982.9	$—	$148,982.9

(13)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 for more information regarding the fair value of the Fund’s investments.

(14)As of December 31, 2025, the Fund had committed $2.0 billion of subordinated certificates to the ADLP, of which $391.0 million was funded. See Note 4 for more information on the ADLP.

(15)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from ADLP’s loan portfolio, after expenses, which may result in a return to the Fund greater than the contractual stated interest rate.

(16)In connection with the Fund’s investment in this portfolio company’s senior subordinated loan, the Fund entered into a secured borrowing arrangement. As a result, the Fund recorded a $269.4 million liability, included in “secured borrowing” in the accompanying consolidated statement of assets and liabilities. As of December 31, 2025, the interest rate in effect for the secured borrowing was 4.17%, or Euribor + 2.10%.

(17)As of December 31, 2025, the estimated net unrealized gain for federal tax purposes was approximately $206.8 million based on a tax cost basis of approximately $21.3 billion. As of December 31, 2025, the estimated aggregate gross unrealized gain for federal income tax purposes was $354.9 million and the estimated aggregate gross unrealized loss for federal income tax purposes was $148.1 million.
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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.70%	SONIA (M)	5.00%		11/2031		8,634.1	8,613.0	8,547.7	(2)(7)(12)
									23,394.8	23,327.1
VS Buyer, LLC	First lien senior secured loan	7.12%	SOFR (M)	2.75%		04/2031		7,561.5	7,544.4	7,608.7	(2)
Wellington Bidco Inc. and Wellington TopCo LP (10)	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%		06/2030		1,189.7	1,111.2	1,189.7	(2)(7)(12)
	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		06/2030		51,464.7	50,999.3	51,464.7	(2)(7)(12)
	Class A-2 preferred units	8.00% PIK			06/2024		2,106,000		2,203.3	2,188.1	(2)(12)
									54,313.8	54,842.5
Zuora, Inc.	First lien senior secured loan	7.83%	SOFR (S)	3.50%		12/2031		20,000.0	19,900.0	19,900.0	(12)

									2,468,993.9	2,483,602.5		42.09%
Health Care Equipment and Services
Aerin Medical Inc. (10)	First lien senior secured loan	11.06%	SOFR (S)	6.75%		12/2030		14,044.1	13,674.7	13,903.7	(7)(12)
	Series G preferred shares				12/2024		943,034		1,106.0	1,106.2	(2)(12)
									14,780.7	15,009.9
Agiliti Health, Inc.	First lien senior secured loan	7.38%	SOFR (Q)	3.00%		05/2030		17,758.3	17,636.5	17,403.1	(2)(5)
Amerivet Partners Management, Inc. and AVE Holdings LP (10)	Subordinated loan	16.50% PIK				12/2030		35,663.0	34,167.3	34,100.7	(2)(12)
	Class A units				03/2024		1,575		1,575.0	195.4	(2)(12)
	Class C units				11/2023		3,849		768.4	9.9	(2)(12)
									36,510.7	34,306.0
Amethyst Radiotherapy Group B.V. (10)	First lien senior secured loan	8.31%	Euribor (Q)	5.25%		04/2031		2,070.9	2,077.4	2,070.9	(2)(5)(7)(12)
Artivion, Inc. (10)	First lien senior secured revolving loan	8.59%	SOFR (Q)	4.00%		01/2030		1,983.0	1,899.6	1,983.0	(2)(5)(7)(12)
	First lien senior secured loan	11.09%	SOFR (Q)	6.50%		01/2030		26,884.3	26,317.8	26,884.3	(2)(5)(7)(12)
									28,217.4	28,867.3
athenahealth Group Inc.	First lien senior secured loan	7.61%	SOFR (M)	3.25%		02/2029		54,425.7	53,703.9	54,483.9	(7)
Avalign Holdings, Inc. and Avalign Technologies, Inc. (10)	First lien senior secured revolving loan	10.85%	SOFR (M)	6.50%		12/2028		1,032.1	975.3	791.3	(2)(7)(12)
	First lien senior secured loan	3.63% (11.76% PIK)	SOFR (Q)	7.25%		12/2028		26,848.0	26,403.5	24,968.6	(2)(7)(12)
									27,378.8	25,759.9
Bracket Intermediate Holding Corp.	First lien senior secured loan	8.58%	SOFR (Q)	4.25%		05/2028		33,483.7	33,419.1	33,734.8	(2)(7)
Charlotte Buyer, Inc.	First lien senior secured loan	9.14%	SOFR (M)	4.75%		02/2028		17,456.2	17,467.7	17,547.9	(2)(7)
CNT Holdings I Corp	First lien senior secured loan	8.09%	SOFR (Q)	3.50%		11/2027		49,463.4	49,486.7	49,727.5	(2)(7)
Confluent Medical Technologies, Inc.	First lien senior secured loan	7.85%	SOFR (Q)	3.25%		02/2029		30,478.6	30,517.4	30,592.9	(2)(7)
Cradle Lux Bidco S.A.R.L. (10)	First lien senior secured loan	10.09%	SOFR (S)	5.50%		11/2031		3,267.1	3,202.7	3,201.7	(2)(5)(7)(12)
	First lien senior secured loan	8.28%	Euribor (S)	5.50%		11/2031		9,190.1	9,189.4	9,006.3	(2)(5)(7)(12)
									12,392.1	12,208.0
Electron Bidco Inc.	First lien senior secured loan	7.11%	SOFR (M)	2.75%		11/2028		41,900.7	41,878.6	42,021.3	(2)(7)
Empower Payments Investor, LLC (10)	First lien senior secured loan	8.86%	SOFR (M)	4.50%		03/2031		12,233.1	12,016.7	12,233.1	(2)(7)(12)
Ensemble RCM, LLC	First lien senior secured loan	7.59%	SOFR (Q)	3.00%		08/2029		35,127.8	35,100.2	35,351.9	(2)
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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	10.08%	SOFR (Q)	5.75%		03/2029		10,566.5	10,342.4	10,566.5	(2)(7)(12)
	Class A interests				03/2023		100		100.0	127.3	(12)
									10,637.3	10,922.7
Viant Medical Holdings, Inc.	First lien senior secured loan	8.60%	SOFR (Q)	4.00%		10/2031		26,361.4	26,229.8	26,616.9	(2)
Waystar Technologies, Inc.	First lien senior secured loan	6.59%	SOFR (S)	2.25%		10/2029		13,263.0	13,261.2	13,301.7	(2)(12)
Zelis Cost Management Buyer, Inc.	First lien senior secured loan	7.11%	SOFR (M)	2.75%		09/2029		5,962.4	5,948.9	5,965.8
ZocDoc, Inc.	First lien senior secured loan	11.02%	SOFR (Q)	6.50%		05/2029		32,500.0	31,146.5	32,500.0	(7)(12)

									1,065,043.8	1,070,024.6		18.13%
Capital Goods
AI Aqua Merger Sub, Inc.	First lien senior secured loan	7.55%	SOFR (M)	3.00%		07/2028		70,901.2	70,812.5	70,901.2	(7)
	First lien senior secured loan	8.05%	SOFR (M)	3.50%		07/2028		52,501.7	52,554.9	52,501.7	(2)(7)
									123,367.4	123,402.9
AIP RD Buyer Corp.	First lien senior secured loan	8.36%	SOFR (M)	4.00%		12/2028		17,955.0	17,947.5	17,932.6	(2)(7)
Airx Climate Solutions, Inc. (10)	First lien senior secured loan	10.18%	SOFR (Q)	5.75%		11/2029		23,329.1	22,856.1	23,329.1	(2)(7)(12)
	First lien senior secured loan	9.47%	SOFR (Q)	5.00%		11/2029		13,244.3	13,079.4	13,244.3	(2)(7)(12)
									35,935.5	36,573.4
Alliance Laundry Systems LLC	First lien senior secured loan	7.84%	SOFR (M)	3.50%		08/2031		26,308.6	26,230.6	26,452.0	(2)
ArchKey Holdings Inc. (10)	First lien senior secured loan	9.30%	SOFR (M)	4.75%		10/2031		18,040.9	17,963.1	18,136.7	(2)
Artera Services, LLC	First lien senior secured loan	8.83%	SOFR (Q)	4.50%		02/2031		24,923.4	24,800.2	24,667.2	(2)
BCPE Empire Holdings, Inc.	First lien senior secured loan	7.86%	SOFR (M)	3.50%		12/2028		17,208.7	17,238.8	17,280.5	(2)(7)
BGIF IV Fearless Utility Services, Inc. (10)	First lien senior secured revolving loan					06/2030		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.45%	SOFR (M)	5.00%		06/2031		42,205.5	41,817.8	42,205.5	(2)(7)(12)
									41,817.8	42,205.5
Bleriot US Bidco Inc.	First lien senior secured loan	7.08%	SOFR (Q)	2.75%		10/2030		4,531.9	4,539.8	4,552.5	(2)
Brown Group Holding, LLC	First lien senior secured loan	6.90%	SOFR (M)	2.50%		07/2031		31,415.9	31,413.5	31,502.2	(2)(7)
Burgess Point Purchaser Corporation	First lien senior secured loan	9.68%	SOFR (Q)	5.25%		07/2029		69,797.6	66,868.4	61,814.9	(2)(7)
Chart Industries, Inc.	First lien senior secured loan	7.09%	SOFR (Q)	2.50%		03/2030		6,416.1	6,397.2	6,434.9	(2)(5)(7)
Chillaton Bidco Limited (10)	First lien senior secured loan	11.22%	SONIA (S)	6.50%		05/2031		5,089.1	4,930.6	5,089.1	(2)(5)(7)(12)
CP Atlas Buyer Inc	First lien senior secured loan	8.21%	SOFR (M)	3.75%		11/2027		6,085.1	5,961.6	5,918.4	(7)
CPIG Holdco Inc. (10)	First lien senior secured revolving loan	9.44%	SOFR (Q)	4.75%		04/2028		0.5	0.5	0.5	(2)(7)(9)(12)
	First lien senior secured loan	11.69%	SOFR (Q)	7.00%		04/2028		14,812.5	14,517.4	14,812.5	(2)(7)(12)
									14,517.9	14,813.0
Crown Equipment Corporation	First lien senior secured loan	6.94%	SOFR (M)	2.50%		10/2031		7,125.0	7,090.3	7,160.6	(2)
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc.	First lien senior secured loan	8.13%	SOFR (Q)	3.50%		10/2031		19,425.0	19,395.7	19,522.1	(2)
Dynasty Acquisition Co., Inc.	First lien senior secured loan	6.61%	SOFR (M)	2.25%		10/2031		20,185.0	20,160.0	20,260.7	(2)
FCG Acquisitions, Inc.	First lien senior secured loan	8.22%	SOFR (M)	3.75%		03/2028		20,305.8	20,342.2	20,417.5	(2)(7)
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

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in thousands)

Company (1)	Investment	Coupon (3)	Reference (6)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									49,882.7	51,574.0
Flint OpCo, LLC (10)	First lien senior secured loan	9.11%	SOFR (Q)	4.75%		08/2030		11,715.9	11,517.7	11,715.9	(2)(7)(12)
Golden State Foods LLC	First lien senior secured loan	8.77%	SOFR (M)	4.25%		10/2031		19,629.7	19,570.8	19,783.0	(2)
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (10)	First lien senior secured loan	11.08%	SOFR (Q)	6.75%		04/2030		11,750.0	11,436.8	11,750.0	(2)(7)(12)
	Class A common units				04/2023		100		100.0	75.3	(2)(12)
									11,536.8	11,825.3
Helios Service Partners, LLC and Astra Service Partners, LLC (10)	First lien senior secured revolving loan					03/2027		—	—	—	(2)(7)(8)(12)
	First lien senior secured loan	9.60%	SOFR (Q)	5.00%		03/2027		5,611.2	5,561.6	5,611.2	(2)(7)(12)
	First lien senior secured loan	10.87%	SOFR (Q)	6.00%		03/2027		3,433.1	3,379.9	3,433.1	(2)(7)(12)
									8,941.5	9,044.3
Horizon US Finco, L.P.	First lien senior secured loan	9.08%	SOFR (S)	4.75%		12/2031		13,000.0	12,870.0	12,918.8
IFH Franchisee Holdings, LLC (10)	First lien senior secured revolving loan	8.37%	SOFR (M)	4.00%		12/2029		11,194.0	10,943.8	10,942.2	(2)(7)(12)
	First lien senior secured loan	10.12%	SOFR (M)	5.75%		12/2029		47,486.3	46,778.6	46,774.0	(2)(7)(12)
									57,722.4	57,716.2
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (10)	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%		12/2028		56.8	47.8	56.8	(2)(5)(7)(12)
	First lien senior secured loan	9.83%	SOFR (Q)	5.50%		12/2028		10,035.0	9,834.9	10,037.5	(2)(5)(7)(12)
	First lien senior secured loan	8.83%	CORRA (M)	5.50%		12/2028		1,142.3	1,119.5	1,142.8	(2)(5)(7)(12)
	First lien senior secured loan	9.58%	SOFR (Q)	5.25%		12/2028		487.9	378.5	487.9	(2)(5)(7)(12)
	Class A units				12/2022		50,000		50.0	73.8	(2)(5)(12)
									11,430.7	11,798.8
IRB Holding Corp.	First lien senior secured loan	6.98%	SOFR (M)	2.50%		12/2027		65,140.2	65,233.7	65,154.5	(2)(7)
KUEHG Corp	First lien senior secured loan	7.84%	SOFR (Q)	3.25%		06/2030		11,256.0	11,275.9	11,358.5	(2)(7)
Learning Care Group (US) No. 2 Inc.	First lien senior secured loan	8.59%	SOFR (Q)	4.00%		08/2028		5,913.2	5,888.9	5,963.1	(7)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (10)	First lien senior secured loan	11.98%	SOFR (Q)	7.50%		12/2027		16,403.2	16,130.3	16,403.2	(2)(7)(12)
	Limited partnership interests				12/2022		133,000		133.0	165.1	(12)
									16,263.3	16,568.3
Life Time Fitness Inc	First lien senior secured loan	7.03%	SOFR (M)	2.50%		11/2031		14,352.2	14,347.6	14,391.7	(2)(5)
Mister Car Wash Holdings, Inc.	First lien senior secured loan	7.09%	SOFR (M)	2.75%		03/2031		18,279.3	18,327.0	18,347.8	(2)(5)
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc. (10)	First lien senior secured loan	9.33%	SOFR (Q)	5.00%		06/2031		21,867.5	21,666.1	21,867.5	(7)(12)
	First lien senior secured loan	9.34%	SOFR (Q)	5.00%		06/2031		5,546.0	5,499.0	5,546.0	(2)(7)(12)
	Class A preferred units				09/2024		770		770.4	870.2	(12)
	Class B common units				09/2024		770,423		323.6	365.2	(12)
									28,259.1	28,648.9
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
Data Centers
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

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operations:
Net investment income	$735,445	$324,399	$68,487
Net realized gains	46,490	17,914	6,255
Net unrealized gains (losses)	(297)	63,803	19,297
Net increase in net assets resulting from operations	781,638	406,116	94,039
Distributions to shareholders:
Class I	(662,544)	(283,401)	(45,455)
Class S	(94,459)	(50,450)	(6,445)
Class D	(58,672)	(13,237)	(1,266)
Net decrease in net assets from distributions	(815,675)	(347,088)	(53,166)
Share transactions:
Class I:
Proceeds from shares sold	4,218,581	3,288,851	1,218,909
Share transfers between classes	2,968	945	—
Distributions reinvested	180,681	68,786	8,289
Repurchased shares, net of early repurchase deduction	(741,892)	(58,324)	(78)
Net increase in net assets from share transactions	3,660,338	3,300,258	1,227,120
Class S:
Proceeds from shares sold	526,705	504,882	296,150
Share transfers between classes	(7,221)	(3,298)	—
Distributions reinvested	25,908	10,308	341
Repurchased shares, net of early repurchase deduction	(51,409)	(5,298)	—
Net increase in net assets from share transactions	493,983	506,594	296,491
Class D:
Proceeds from shares sold	514,941	267,907	48,588
Share transfers between classes	4,253	2,353	—
Distributions reinvested	22,816	3,164	222
Repurchased shares, net of early repurchase deduction	(56,946)	—	—
Net increase in net assets from share transactions	485,064	273,424	48,810
Total increase in net assets	4,605,348	4,139,304	1,613,294
Net assets, beginning of period	5,900,696	1,761,392	148,098
Net assets, end of period	$10,506,044	$5,900,696	$1,761,392

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$781,638	$406,116	$94,039
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments and foreign currency transactions	(46,490)	(17,914)	(6,255)
Net unrealized (gains) losses on investments and foreign currency transactions	297	(63,803)	(19,297)
Net (gain) loss on interest rate swaps accounted for as hedge instruments and the related hedged items	(1,532)	278	—
Net accretion of discount on investments	(36,193)	(16,606)	(4,319)
PIK interest	(70,285)	(21,958)	(2,158)
Collections of PIK interest	327	—	—
PIK dividends	(16,519)	(4,134)	(277)
Collections of PIK dividends	2,776	—	—
Amortization of debt issuance costs	17,769	6,953	1,841
Accretion of discount on notes payable	7,440	707	—
Amortization of offering costs	1,705	3,864	4,009
Purchases of investments	(18,462,102)	(10,183,079)	(3,092,622)
Proceeds from repayments or sales of investments	7,371,003	2,427,677	754,845
Changes in operating assets and liabilities:
Interest receivable	(102,115)	(91,904)	(15,552)
Other assets	(49,401)	(40,965)	(18,677)
Base management fee payable	5,398	4,421	1,851
Income based fee payable	18,024	11,224	4,606
Capital gains incentive fee payable	5,821	10,162	3,162
Interest and facility fees payable	79,961	56,792	1,656
Interest rate swap collateral payable	132,500	4,650	—
Accounts payable and other liabilities	24,264	33,242	5,081
Net cash used in operating activities	(10,335,714)	(7,474,277)	(2,288,067)
FINANCING ACTIVITIES:
Borrowings on debt	14,617,865	8,777,313	1,535,449
Repayments of debt	(8,060,280)	(4,908,317)	(825,100)
Debt issuance costs	(50,751)	(47,375)	(10,851)
Net proceeds from issuance of common shares	5,260,227	4,061,640	1,563,647
Repurchased shares, net of early repurchase deduction	(850,247)	(63,622)	(78)
Distributions to shareholders	(550,131)	(232,907)	(30,445)
Secured borrowing, net	240,465	—	—
Net cash provided by financing activities	10,607,148	7,586,732	2,232,622
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	271,434	112,455	(55,445)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	170,427	57,972	113,417
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$441,861	$170,427	$57,972
Supplemental Information:
Interest paid during the period	$422,344	$119,598	$21,609
Distributions declared and payable during the period	$815,675	$347,088	$53,166

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to invest primarily in first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated loans (which in some cases include equity and/or preferred components) and other types of credit instruments which may include commercial real estate mezzanine loans, real estate mortgages, distressed investments, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, infrastructure debt and government and municipal obligations, made to or issued by U.S. middle-market companies, which the Fund generally defines as companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents annual net income before net interest expense, income tax expense, depreciation and amortization. The Fund expects that a majority of its investments will be in directly originated loans. For cash management and other purposes, the Fund also invests in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated. The Fund primarily invests in illiquid and restricted investments, and while most of the Fund’s investments are expected to be in private U.S. companies (the Fund generally has to invest at least 70% of its total assets in “qualifying assets,” including private U.S. companies), the Fund may also invest from time to time in non-U.S. companies. The Fund’s portfolio may also include equity securities such as common stock, preferred stock, warrants or options, which may be obtained as part of providing a broader financing solution. Under normal circumstances, the Fund will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

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

On April 17, 2023, the Fund was granted an exemptive relief order from the Securities and Exchange Commission (the “SEC”) that permits the Fund to offer to sell any combination of three classes of its common shares, including Class S shares,

Class D shares and Class I shares (“Common Shares”). The Fund publicly offers its Common Shares on a continuous basis, pursuant to an offering registered with the SEC (the “Offering”). The share classes have different ongoing shareholder servicing and/or distribution fees. Prior to receiving the exemptive relief order, the Fund only offered and sold Class I shares and did not offer any Class S shares or Class D shares. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the day preceding the effective date of the monthly share purchase. The Offering is a “best efforts” offering, which means that the Intermediary Manager (as defined below) for the Offering will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares. The Fund also engages in offerings of its unregistered Common Shares to non-U.S. investors pursuant to Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act.

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

The Fund reclassified certain prior period amounts in the accompanying consolidated statement of assets and liabilities and consolidated statements of operations to conform to its current period presentation. The Fund separately disclosed “interest rate swap collateral payable” and “deferred tax liabilities” from “accounts payable and other liabilities” in the accompanying consolidated statements of assets and liabilities. In addition, the Fund separately disclosed “net change in deferred tax liabilities” from “net unrealized gains (losses) from investments” in the accompanying consolidated statements of operations. These reclassifications had no impact on prior periods’ net income or net assets.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value.

Restricted cash primarily relates to cash held as collateral for interest rate swaps.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	As of December 31,
	2025	2024
Cash and cash equivalents	$304,711	$165,777
Restricted cash	137,150	4,650
Total cash, cash equivalents and restricted cash	$441,861	$170,427

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued monthly at fair value as determined in good faith by the Valuation Designee, subject to the oversight of the Fund’s board of trustees, based on, among other things, the input of the Fund’s independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments at least monthly, beginning as of the third quarter after origination (with certain de minimis exceptions) and under the valuation policy and a consistently applied valuation process. In addition, the Fund’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Fund’s valuation process within the context of performing the Fund’s financial statement audit.

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

Equity investments in a collateralized loan obligation (“CLO”) recognize interest income by utilizing an effective interest methodology based upon an effective yield to maturity utilizing projected cash flows, in accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets.

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

Results of operations based on changes in foreign exchange rates are separately disclosed in the consolidated statements of operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Derivative Instruments

The Fund follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Fund designated certain interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “interest and credit facility fees” in the Fund’s consolidated statements of operations. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the corresponding fixed rate debt. For all other derivatives, the Fund does not utilize hedge accounting and as such values its derivatives at fair value with the unrealized gains or losses recorded in “net unrealized gains (losses) from foreign currency transactions” in the Fund’s consolidated statements of operations.

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

Secured Borrowing

In connection with certain investments, the Fund may enter into a secured borrowing arrangement, whereby the obligations of the Fund under such arrangement are secured by the Fund’s investment in the underlying portfolio company. Secured borrowings are recorded as a liability on the Fund’s consolidated statements of assets and liabilities as required by GAAP and are carried at amortized cost.

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

The Fund may hold certain portfolio company investments through consolidated taxable subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. The Fund recorded deferred tax liabilities in the accompanying consolidated statements of assets and liabilities and net change in deferred tax liabilities in the accompanying consolidated statements of operations for certain of the Fund’s taxable consolidated subsidiaries.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund adopted ASU 2023-09 on January 1, 2025 and concluded that the adoption of this guidance did not have a material impact on its consolidated financial statements.

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

Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Fund has not yet received in cash. The Fund’s investment adviser is not under any obligation to reimburse the Fund for any part of the income based fee it receives that are based on accrued income that the Fund never actually receives. Pre-incentive fee net investment income is not adjusted for incentive fee payments or any shareholder servicing and/or distribution fee payments by holders of Class S shares and Class D shares. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than the Fund may ultimately realize and that may ultimately be distributed to common shareholders.

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

The fees that are payable under the investment advisory and management agreement will be appropriately prorated for any partial period and adjusted for any share issuances or repurchases during the relevant period.

The base management fee, income based fee and capital gains incentive fee for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Base management fee	$110,940	$46,991	$9,713
Income based fee	$104,134	$43,324	$7,622
Capital gains incentive fee(1)	$5,821	$10,219	$3,162
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the years ended December 31, 2025 and 2024. There was $56 of capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the year ended December 31, 2023. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $19,145 as of December 31, 2025. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of December 31, 2025, the Fund has paid capital gains incentive fee since inception totaling $56. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the years ended December 31, 2025, 2024 and 2023, the Fund incurred $8,135, $5,794 and $3,018, respectively, in administrative and other fees, including certain costs that are reimbursable to the Fund’s investment adviser under the investment advisory and management agreement or the Fund’s administrator under the administration agreement. For the years ended December 31, 2025, 2024 and 2023, $5,083, $5,794 and $2,205, respectively, of the administrative and other fees were supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

Intermediary Manager Agreement

On April 24, 2023, the Fund entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Ares Wealth Management Solutions, LLC (“AWMS”), an indirect subsidiary of Ares Management, pursuant to which AWMS agreed to serve as intermediary manager for the Fund’s Offering (the “Intermediary Manager”). Effective January 2, 2026, AWMS was consolidated with and into Ares Management Capital Markets LLC (“AMCM”) (the “Consolidation”), and AMCM became the Intermediary Manager; in connection with the Consolidation, the Intermediary Manager Agreement was amended to reflect that, effective as of January 2, 2026, AMCM is the Intermediary Manager. Like AWMS, AMCM is a broker-dealer registered with the SEC, a member of FINRA and an indirect subsidiary of Ares Management. No material change, including any change of control, occurred as a result of the Consolidation. The Intermediary Manager is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Fund’s net assets attributable to Class S shares and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers.

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

Eligibility to receive shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of the Fund’s other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.

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

The shareholder servicing and/or distribution fees that were attributable to Class S shares and Class D shares for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Class S	$9,454	$5,028	$657
Class D	$1,614	$364	$36

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

The Fund’s investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of December 31, 2025, $2,487 of base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Base Management Fee and Income Based Fee Waived	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Annualized Distribution per Share(2)	Eligible for Reimbursement through
December 31, 2022	$1,449	$(129)	$(1,320)	$—	$—	5.04%	—	12/31/2025
January 31, 2023	$1,088	$(398)	$(690)	$—	$—	4.56%	—	01/31/2026
February 28, 2023	$891	$(216)	$(675)	$—	$—	3.53%	—	02/28/2026
March 31, 2023	$916	$(144)	$(772)	$—	$—	3.63%	—	03/31/2026
April 30, 2023	$1,083	$(458)	$(625)	$—	$—	2.99%	—	04/30/2026
May 31, 2023	$1,312	$(569)	$(743)	$—	$—	2.47%	—	05/31/2026
June 30, 2023	$2,253	$(727)	$(1,526)	$—	$—	2.48%	—	06/30/2026
July 31, 2023	$2,502	$(1,132)	$(1,370)	$—	$—	1.16%	—	07/31/2026
August 31, 2023	$2,300	$—	$(2,300)	$—	$—	1.94%	$2.3910	08/31/2026
September 30, 2023	$1,636	$—	$(1,636)	$—	$—	1.66%	$2.3910	09/30/2026
October 31, 2023	$—	$—	$—	$—	$—	1.20%	$2.3910	10/31/2026
November 30, 2023	$1,637	$—	$(1,637)	$—	$—	1.18%	$2.5716	11/30/2026
December 31, 2023	$1,144	$—	$(1,144)	$—	$—	1.08%	$2.5716	12/31/2026
January 31, 2024	$1,592	$—	$(1,592)	$—	$—	1.20%	$2.5716	01/31/2027
February 29, 2024	$2,183	$—	$(2,183)	$—	$—	1.10%	$2.5716	02/28/2027
March 31, 2024	$2,194	$—	$(2,194)	$—	$—	1.49%	$2.5716	03/31/2027
April 30, 2024	$3,066	$—	$(2,112)	$—	$954	1.21%	$2.5716	04/30/2027
May 31, 2024	$2,437	$—	$—	$—	$2,437	1.18%	$2.5716	05/31/2027
June 30, 2024	$3,170	$—	$—	$—	$3,170	1.22%	$2.5716	06/30/2027
July 31, 2024	$1,164	$—	$—	$—	$1,164	1.01%	$2.5716	07/31/2027
August 31, 2024	$4,291	$—	$—	$—	$4,291	1.02%	$2.5716	08/31/2027
September 30, 2024	$5,402	$—	$—	$—	$5,402	0.96%	$2.5716	09/30/2027
October 31, 2024	$3,598	$—	$—	$—	$3,598	0.95%	$2.5716	10/31/2027
November 30, 2024	$3,911	$—	$—	$—	$3,911	0.95%	$2.5716	11/30/2027
December 31, 2024	$3,736	$—	$—	$—	$3,736	0.86%	$2.5716	12/31/2027
January 31, 2025	$—	$—	$—	$—	$—	0.81%	$2.5716	01/31/2028
February 28, 2025	$—	$—	$—	$—	$—	0.94%	$2.5716	02/29/2028
March 31, 2025	$10,436	$—	$—	$—	$10,436	0.91%	$2.5716	03/31/2028
April 30, 2025	$9,348	$—	$—	$—	$9,348	0.93%	$2.5716	04/30/2028
May 31, 2025	$4,915	$—	$—	$—	$4,915	0.80%	$2.5716	05/31/2028
June 30, 2025	$5,853	$—	$—	$—	$5,853	0.95%	$2.5716	06/30/2028
July 31, 2025	$5,655	$—	$—	$—	$5,655	0.88%	$2.5716	07/31/2028
August 31, 2025	$—	$—	$—	$—	$—	0.82%	$2.5716	08/31/2028
September 30, 2025	$9,708	$—	$—	$—	$9,708	0.80%	$2.5716	09/30/2028
October 31, 2025	$—	$—	$—	$—	$—	0.77%	$2.5716	10/31/2028
November 30, 2025	$—	$—	$—	$—	$—	0.76%	$2.5716	11/30/2028
December 31, 2025	$—	$—	$—	$—	$—	0.86%	$2.5716	12/31/2028
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

4. INVESTMENTS

As of December 31, 2025 and 2024, investments consisted of the following:

	As of December 31,
	2025		2024
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$17,143,966	$17,160,266	$10,092,681	$10,130,307
Second lien senior secured loans	430,463	429,160	157,058	158,500
Senior subordinated loans	1,003,023	1,068,842	214,927	213,500
Corporate bonds	97,600	99,063	64,700	65,312
Collateralized loan obligations	1,081,583	1,051,264	366,165	370,985
Commercial mortgage-backed securities	98,850	99,962	29,112	29,161
Private asset-backed investments	289,022	300,947	209,600	208,357
Investments in joint ventures	391,000	391,000	—	—
Preferred equity	302,430	317,476	107,984	122,570
Other equity	522,977	590,618	239,826	250,457
Total	$21,360,914	$21,508,598	$11,482,053	$11,549,149
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Industry
Software and Services	22.0%	21.5%
Health Care Equipment and Services	11.0	9.3
Commercial and Professional Services	8.6	7.3
Investment Funds and Vehicles(1)	8.5	4.2
Capital Goods	7.7	8.8
Financial Services	6.7	6.7
Consumer Services	6.0	8.7
Insurance	5.1	6.3
Sports, Media and Entertainment	3.8	5.8
Pharmaceuticals, Biotechnology and Life Sciences	3.1	4.7
Consumer Distribution and Retail	3.0	2.7
Independent Power and Renewable Electricity Producers	2.4	0.7
Energy	1.9	1.3
Transportation	1.7	1.3
Materials	1.7	2.3
Other	6.8	8.4
Total	100.0%	100.0%
________________________________________

(1)Includes the Fund’s investments in joint ventures.

	As of December 31,
	2025	2024
Geographic Region
United States	86.7%	90.3%
Europe	7.5	5.5
Bermuda/Cayman Islands	4.5	2.9
Canada	1.3	1.2
Other	—	0.1
Total	100.0%	100.0%
As of December 31, 2025, none of the loans were on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.1% of the total investments at amortized cost (or less than 0.1% at fair value).
ADLP

In October 2025, the Fund and a large North American pension fund (the “ADLP Partner”) established ADLP LLC (the “ADLP”), a joint venture to make certain first lien senior secured loans, including unitranche loans, primarily to U.S. middle-market companies. The Fund and other BDCs, registered closed-end management investment companies and other affiliated investment entities managed by the Fund’s investment adviser or its affiliates may directly co-invest with the ADLP in accordance with the terms of an exemptive relief order from the SEC. The ADLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the ADLP, including co-investment transactions made by the ADLP in accordance with an exemptive relief order from the SEC, must be approved by an investment committee of the ADLP consisting of representatives of the Fund and the ADLP Partner (with approval from a representative of each required). In connection with the establishment of the ADLP and as part of the initial funding, the Fund and the ADLP Partner sold investment commitments to the ADLP at fair value, including $703,384 of investment commitments sold by the Fund. The Fund recognized $3,545 of net realized gains from these sales.

The Fund and the ADLP Partner provide capital to the ADLP in the form of subordinated certificates (the “ADLP Certificates”). As of December 31, 2025, the Fund and the ADLP Partner owned 80% and 20%, respectively, of the ADLP Certificates. As of December 31, 2025, the Fund and the ADLP Partner had committed $2.0 billion and $0.5 billion, respectively, of capital in the ADLP Certificates. The capital committed to the ADLP will only be funded upon approval of transactions by the investment committee of the ADLP as discussed above. Below is a summary of the funded subordinated certificates of the ADLP.

As of December 31, 2025
Total subordinated certificates funded to the ADLP(1)	$489,000
Total subordinated certificates funded to the ADLP by the Fund(1)	$391,000
________________________________________

(1)At principal amount.

The ADLP and certain of its wholly owned subsidiaries are party to certain debt obligations. In connection with these debt obligations, the Fund may be required to fund its subordinated certificates under certain circumstances, including upon the occurrence of an event of default by the ADLP or certain of its wholly owned subsidiaries. As of December 31, 2025, the Fund had unfunded ADLP Certificate commitments of approximately $1.6 billion.

The ADLP Certificates pay a fixed interest rate of 10.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the ADLP portfolio, after expenses, which may result in a return to the holders of the ADLP Certificates that is greater than the stated coupon.

The amortized cost and fair value of the ADLP Certificates held by the Fund and the Fund’s yield on its investment in the ADLP Certificates at amortized cost and fair value as of December 31, 2025 were as follows:

	As of December 31, 2025
	Amortized Cost	Fair Value
Investment in the ADLP Certificates	$391,000	$391,000
Yield on the investment in the ADLP Certificates	13.0%	13.0%

The interest income and other income earned with respect to the Fund’s investment in the ADLP Certificates for the period from November 12, 2025 (commencement of operations) to December 31, 2025 were as follows:

For the Period from November 12, 2025 (commencement of operations) to December 31, 2025
Interest income	$4,805
Other income	$3,217

As of December 31, 2025, the ADLP portfolio was comprised of first lien senior secured loans to primarily U.S. middle-market companies in industries similar to the companies in the Fund’s portfolio. Below is a summary of the ADLP portfolio as of December 31, 2025.

As of December 31, 2025
Total investment portfolio(1)	$1,680,961
Number of borrowers in the ADLP	$313
Commitments to fund delayed draw loans(2)	$191,320
________________________________________

(1)At principal amount.

(2)These commitments to fund delayed draw loans have been approved by the investment committee of the ADLP and will be funded if and when conditions to funding such delayed draw loans are met.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of December 31, 2025, the Fund’s asset coverage was 191%.

The Fund’s outstanding debt as of December 31, 2025 and 2024 was as follows:

	As of December 31,
	2025					2024
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$3,250,000	(2)	$2,523,737	$2,525,642		$1,810,000	(2)	$489,506	$489,453
SG Funding Facility	1,825,000	(3)	612,811	612,811		1,825,000	(3)	861,811	861,811
SB Funding Facility	750,000		400,000	400,000		750,000		75,000	75,000
BNP Funding Facility	1,000,000		900,000	900,000		500,000		250,000	250,000
January 2037 CLO Notes(4)	476,000		476,000	473,310	(5)	476,000		476,000	473,120	(5)
April 2038 CLO Debt(4)	350,000		350,000	348,196	(5)	—		—	—
January 2039 CLO Debt(4)	532,000		532,000	529,820	(5)	—		—	—
March 2028 Notes	1,000,000		1,000,000	1,004,008	(5)(6)	1,000,000		1,000,000	984,492	(5)(6)
September 2028 Notes	600,000		600,000	597,103	(5)(6)	—		—	—
January 2029 Notes	600,000		600,000	589,036	(5)(6)	—		—	—
August 2029 Notes	700,000		700,000	705,261	(5)(6)	700,000		700,000	687,445	(5)(6)
February 2030 Notes	750,000		750,000	731,239	(5)(6)	750,000		750,000	705,863	(5)(6)
September 2030 Notes	500,000		500,000	496,117	(5)(6)	—		—	—
January 2031 Notes	500,000		500,000	483,459	(5)(6)	—		—	—
March 2032 Notes	750,000		750,000	764,594	(5)(6)	—		—	—
Total	$13,583,000		$11,194,548	$11,160,596		$7,811,000		$4,602,317	$4,527,184
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility, SB Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $4,553,000 and $2,625,000 as of December 31, 2025 and 2024, respectively.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,500,000 and $2,000,000 as of December 31, 2025 and 2024, respectively.

(4)Excludes the January 2037 CLO Subordinated Notes, the April 2038 CLO Subordinated Notes and the January 2039 CLO Subordinated Notes (each as defined below), which were retained by the Fund and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(6)The carrying value of the March 2028 Notes, the September 2028 Notes, the January 2029 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes (each as defined below) as of December 31, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes as of

December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Note 6 for more information on the interest rate swaps related to these unsecured notes issuances.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Fund’s outstanding debt as of December 31, 2025 were 5.5% and 5.0 years, respectively, and as of December 31, 2024 were 6.3% and 5.0 years, respectively. The weighted average stated interest rate of all the Fund’s outstanding debt as of December 31, 2025 and 2024 includes the impact of interest rate swaps. See Note 6 for more information on the interest rate swaps.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Fund to borrow up to $3,250,000 at any one time outstanding. As of December 31, 2025, the end of the revolving period and the stated maturity date were April 15, 2029 and April 15, 2030, respectively. The Revolving Credit Facility also provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $4,553,000. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of December 31, 2025, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2025 and 2024, there was $2,523,737 and $489,506 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $175,000. As of December 31, 2025 and 2024, the Fund had no letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit and swingline loans issued.

Since April 15, 2025, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650% or 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to April 15, 2025, the interest rate charged on the Revolving Credit Facility was based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.750% or 1.875% or an “alternate base rate” plus an applicable spread of either 0.750% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of December 31, 2025, the one, three and six month SOFR was 3.69%, 3.65% and 3.57%, respectively. As of December 31, 2025, the applicable spread in effect was 1.525%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is secured by certain assets in the Fund’s portfolio and excludes investments held by ASIF Funding I (as defined below) under the SG Funding Facility, those held by ASIF Funding II (as defined below) under the SB Funding Facility, those held by ASIF Funding III (as defined below) under the BNP Funding Facility and those held by ADL CLO 3, ADL CLO 5 and ADL CLO 8 (each as defined below), and certain other investments.

For the years ended December 31, 2025, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Stated interest expense	$39,648	$17,236	$18,879
Credit facility fees	7,215	4,778	1,652
Amortization of debt issuance costs	4,034	2,461	1,322
Total interest and credit facility fees expense	$50,897	$24,475	$21,853
Cash paid for interest expense	$45,835	$17,915	$19,954
Average stated interest rate	5.68%	6.96%	7.16%
Average outstanding balance	$688,279	$243,676	$259,901

SG Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility (as amended, the “SG Funding Facility”), that allows ASIF Funding I to borrow up to $1,825,000 at any one time outstanding. The SG Funding Facility consists of a $556,250 term loan tranche with a stated maturity date of August 1, 2030 and a $1,268,750 revolving tranche with an end of the reinvestment period and a stated maturity date of August 1, 2028 and August 1, 2030, respectively. The SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2,500,000. See Note 13 for a subsequent event relating to the SG Funding Facility.

In addition, the Fund, as transferor, and ASIF Funding I, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding I certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding I under the SG Funding Facility are secured by substantially all assets held by ASIF Funding I.

Under the SG Funding Facility, the Fund and ASIF Funding I are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of December 31, 2025, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of December 31, 2025 and 2024, there was $612,811 and $861,811 outstanding, respectively, under the SG Funding Facility. Since December 5, 2025, the interest rate charged on the SG Funding Facility is based on SOFR plus an applicable margin of 1.80% per annum. From August 1, 2025 to December 4, 2025, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of (i) with respect to term loans under the SG Funding Facility, 1.85% per annum, and (ii) with respect to revolving loans under the SG Funding Facility, 1.90% per annum. From August 28, 2024 to July 31, 2025, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 2.05% per annum. From December 19, 2023 to August 27, 2024, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 2.60% per annum. Prior to December 19, 2023, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin that was a blended rate determined as follows: (i) 1.90% per annum for the portion of the collateral pool that consisted of broadly syndicated loans, determined by multiplying the aggregate amount of loans then outstanding under the SG Funding Facility by the percentage of the collateral pool that consisted of broadly syndicated loans, plus (ii) 2.80% per annum for the portion of the collateral pool that did not consist of broadly syndicated loans, determined by multiplying the aggregate amount of loans then outstanding under the SG Funding Facility by the percentage of the collateral pool that did not consist of broadly syndicated loans. In addition to the stated interest expense on the SG Funding Facility, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. See Note 13 for a subsequent event relating to the SG Funding Facility.

For the years ended December 31, 2025, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Stated interest expense	$56,157	$41,686	$1,323
Credit facility fees	4,886	4,986	1,103
Amortization of debt issuance costs	3,815	3,090	519
Total interest and credit facility fees expense	$64,858	$49,762	$2,945
Cash paid for interest expense	$61,627	$41,185	$1,655
Average stated interest rate	6.21%	7.56%	7.86%
Average outstanding balance	$891,668	$542,355	$38,365

SB Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility (as amended, the “SB Funding Facility”), that allows ASIF Funding II to borrow up to $750,000 at any one time outstanding. The end of the reinvestment period and the stated maturity date are October 8, 2027 and April 8, 2034, respectively. See Note 13 for a subsequent event relating to the SB Funding Facility.

In addition, the Fund, as transferor, and ASIF Funding II, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding II certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding II under the SB Funding Facility are secured by substantially all assets held by ASIF Funding II.

Under the SB Funding Facility, the Fund and ASIF Funding II, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SB Funding Facility. The SB Funding Facility includes usual and customary events of default for facilities of this nature. As of December 31, 2025, the Fund and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

As of December 31, 2025 and 2024, there was $400,000 and $75,000 outstanding, respectively, under the SB Funding Facility. Since April 8, 2025, the interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period. From August 2, 2024 to April 7, 2025, the interest rate charged on the SB Funding Facility was based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. Prior to August 2, 2024, the interest rate charged on the SB Funding Facility was based on SOFR plus an applicable margin of (i) 2.40% during the reinvestment period and (ii) 2.70% following the reinvestment period. As of December 31, 2025, the applicable spread in effect was 1.90%. In addition to the stated interest expense on the SB Funding Facility, ASIF Funding II is also required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility prior to July 8, 2025 and, on and after July 8, 2025, between 0.50% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility. See Note 13 for a subsequent event relating to the SB Funding Facility.

For the years ended December 31, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SB Funding Facility were as follows:

	For the Years Ended December 31,
	2025	2024
Stated interest expense	$11,932	$10,009
Credit facility fees	2,163	1,552
Amortization of debt issuance costs	819	592
Total interest and credit facility fees expense	$14,914	$12,153
Cash paid for interest expense	$11,595	$8,816
Average stated interest rate	6.08%	7.39%
Average outstanding balance	$193,562	$133,128

BNP Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding III, LLC (“ASIF Funding III”), are party to a revolving funding facility (the “BNP Funding Facility”), that allows ASIF Funding III to borrow up to $1,000,000. The end of the reinvestment period and the stated maturity date are October 21, 2028 and October 21, 2029, respectively.

In addition, the Fund, as transferor, and ASIF Funding III, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding III certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding III under the BNP Funding Facility are secured by substantially all assets held by ASIF Funding III.

Under the BNP Funding Facility, the Fund and ASIF Funding III, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. As of December 31, 2025, the Fund and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

As of December 31, 2025 and 2024, there was $900,000 and $250,000 outstanding, respectively, under the BNP Funding Facility. Since October 21, 2025, the interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.30% during the reinvestment period and (ii) 2.30% following the reinvestment period. Prior to October 21, 2025, the interest rate charged on the BNP Funding Facility was based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of December 31, 2025, the applicable spread in effect was 1.30%. In addition to the stated interest expense on the BNP Funding Facility, ASIF Funding III is also required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility.

For the years ended December 31, 2025 and 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Years Ended December 31,
	2025	2024
Stated interest expense	$24,384	$555
Credit facility fees	—	—
Amortization of debt issuance costs	1,266	93
Total interest and credit facility fees expense	$25,650	$648
Cash paid for interest expense	$16,522	$—
Average stated interest rate	5.40%	5.88%
Average outstanding balance	$445,125	$9,290

Debt Securitizations

ADL CLO 3 Debt Securitization

In November 2024, the Fund’s wholly owned consolidated subsidiary, Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), completed a $694,100 term debt securitization (the “ADL CLO 3 Debt Securitization”). The ADL CLO 3 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 3, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the ADL CLO 3 Debt Securitization that mature on January 20, 2037 (collectively, the “January 2037 CLO Notes”) were issued by ADL CLO 3 pursuant to the indenture governing the January 2037 CLO Notes (the “January 2037 CLO Indenture”) and include (i) $399,000 of Class A-1 Senior Notes (the “January 2037 Class A-1 CLO Notes”); (ii) $35,000 of Class A-2 Senior Notes (the “January 2037 Class A-2 CLO Notes”); (iii) $42,000 of Class B Senior Notes (the “January 2037 Class B CLO Notes” and, together with the January 2037 Class A-1 CLO Notes and the January 2037 Class A-2 CLO Notes, the “January 2037 CLO Secured Notes”); and (iv) $218,100 of subordinated notes (the “January 2037 CLO Subordinated Notes”), which do not bear interest. The Fund retained all of the January 2037 CLO Subordinated Notes, as such, the January 2037 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2037 CLO Notes as of December 31, 2025:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2037 Class A-1 CLO Notes	Senior Secured Floating Rate	$399,000	January 20, 2037	SOFR+1.58%
January 2037 Class A-2 CLO Notes	Senior Secured Floating Rate	35,000	January 20, 2037	SOFR+1.75%
January 2037 Class B CLO Notes	Senior Secured Floating Rate	42,000	January 20, 2037	SOFR+1.85%
Total January 2037 CLO Secured Notes		476,000
January 2037 CLO Subordinated Notes	Subordinated	218,100	January 20, 2037	None
Total January 2037 CLO Notes		$694,100

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

ADL CLO 5 Debt Securitization

In April 2025, the Fund’s wholly owned consolidated subsidiary, Ares Direct Lending CLO 5 LLC (“ADL CLO 5”), completed a $499,100 term debt securitization (the “ADL CLO 5 Debt Securitization”). The ADL CLO 5 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 5, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered and the loans incurred in the ADL CLO 5 Debt Securitization that mature on April 20, 2038 (collectively, the “April 2038 CLO Debt”) were issued by ADL CLO 5 pursuant to the indenture and security agreement (the “April 2038 CLO Indenture”) and the credit agreement (the “April 2038 CLO Credit Agreement” and, together with the April 2038 CLO Indenture, the “April 2038 CLO Debt Agreements”) governing the April 2038 CLO Debt and include (i) $210,000 of Class A-1 Senior Notes (the “April 2038 Class A-1 CLO Notes”); (ii) $75,000 of Class A-1A Loans (the “April 2038 CLO Loans”); (iii) $15,000 of Class A-2 Senior Notes (the “April 2038 Class A-2 CLO Notes”); (iv) $50,000 of Class B Senior Notes (the “April 2038 Class B CLO Notes” and, together with the April 2038 Class A-1 CLO Notes, the April 2038 CLO Loans and the April 2038 Class A-2 CLO Notes, the “April 2038 CLO Secured Debt”); and (v) $149,100 of subordinated notes (the “April 2038 CLO Subordinated Notes”), which do not bear interest. The Fund retained all of the April 2038 CLO Subordinated Notes, as such, the April 2038 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2038 CLO Notes as of December 31, 2025:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
April 2038 Class A-1 CLO Notes	Senior Secured Floating Rate	$210,000	April 20, 2038	SOFR+1.38%
April 2038 Class A-1A CLO Loans	Senior Secured Floating Rate	75,000	April 20, 2038	SOFR+1.38%
April 2038 Class A-2 CLO Notes	Senior Secured Floating Rate	15,000	April 20, 2038	SOFR+1.60%
April 2038 Class B CLO Notes	Senior Secured Floating Rate	50,000	April 20, 2038	SOFR+1.70%
Total April 2038 CLO Secured Debt		350,000
April 2038 CLO Subordinated Notes	Subordinated	149,100	April 20, 2038	None
Total April 2038 CLO Debt		$499,100
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

ADL CLO 8 Debt Securitization

In December 2025, the Fund’s wholly owned consolidated subsidiary, Ares Direct Lending CLO 8 LLC (“ADL CLO 8”), completed a $696,400 term debt securitization (the “ADL CLO 8 Debt Securitization”). The ADL CLO 8 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 8, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered and the loans incurred in the ADL CLO 8 Debt Securitization that mature on January 20, 2039 (collectively, the “January 2039 CLO Debt”) were issued by ADL CLO 8 pursuant to the indenture and security agreement (the “January 2039 CLO Indenture”) and the credit agreement (the “January 2039 CLO Credit Agreement” and, together with the January 2039 CLO Indenture, the “January 2039 CLO Debt Agreements”) governing the January 2039 CLO Debt and include (i) $356,000 of Class A-1 Senior Notes (the “January 2039 Class A-1 CLO Notes”); (ii) $50,000 of Class A-1A Loans (the “January 2039 CLO Loans”); (iii) $28,000 of Class A-2 Senior Notes (the “January 2039 Class A-2 CLO Notes”); (iv) $42,000 of Class B Senior Notes; (v) $56,000 of Class C Senior Notes (the “January 2039 Class C CLO Notes” and, together with the January 2039 Class A-1 CLO Notes, the January 2039 CLO Loans, the January 2039 Class A-2 CLO Notes, the January 2039 Class B CLO Notes the “January 2039 CLO Secured Debt”); and (vi) $164,400 of subordinated notes (the “January 2039 CLO Subordinated Notes”), which do not bear interest. The Fund retained all of the January 2039 CLO Subordinated Notes, as such, the January 2039 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2039 CLO Notes as of December 31, 2025:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2039 Class A-1 CLO Notes	Senior Secured Floating Rate	$356,000	January 20, 2039	SOFR+1.40%
January 2039 Class A-1A CLO Loans	Senior Secured Floating Rate	50,000	January 20, 2039	SOFR+1.40%
January 2039 Class A-2 CLO Notes	Senior Secured Floating Rate	28,000	January 20, 2039	SOFR+1.60%
January 2039 Class B CLO Notes	Senior Secured Floating Rate	42,000	January 20, 2039	SOFR+1.75%
January 2039 Class C CLO Notes	Senior Secured Floating Rate	56,000	January 20, 2039	SOFR+2.00%
Total January 2039 CLO Secured Debt		532,000
January 2039 CLO Subordinated Notes	Subordinated	164,400	January 20, 2039	None
Total January 2039 CLO Debt		$696,400

The January 2039 CLO Secured Debt is the secured obligation of ADL CLO 8 and is backed by a diversified portfolio of first lien senior secured loans contributed by the Fund to ADL CLO 8 pursuant to the terms of a contribution agreement. The January 2039 CLO Indenture contains certain conditions pursuant to which additional loans can be acquired by ADL CLO 8, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the January 2039 CLO Secured Debt. Through January 20, 2031, all principal collections received on the underlying collateral may be used by ADL CLO 8 to purchase new collateral under the direction of the Fund’s investment adviser, in its capacity as asset manager to ADL CLO 8 under an asset management agreement and in accordance with the Fund’s investment strategy, including additional collateral that may be purchased from the Fund, pursuant to the terms of a master purchase and sale agreement between the Fund as seller and ADL CLO 8 as buyer. The January 2039 CLO Debt Agreements includes customary covenants and events of default. The Fund’s investment adviser serves as asset manager to ADL CLO 8 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. The Fund’s investment adviser has agreed to waive any management fees from ADL CLO 8.

The interest rate charged on the January 2037 CLO Secured Notes, the April 2038 CLO Secured Debt and the January 2039 CLO Secured Debt is based on SOFR plus a blended weighted average spread of 1.62%, 1.44% and 1.50%, respectively. For the years ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the January 2037 CLO Secured Notes, the April 2038 CLO Secured Debt and the January 2039 CLO Secured Debt were as follows.

	For the Years Ended December 31,
	2025	2024
Stated interest expense	$43,433	$3,844
Amortization of debt issuance costs	305	69
Total interest expense	$43,738	$3,913
Cash paid for interest expense	$37,120	$—
Average stated interest rate	5.70%	6.06%
Average outstanding balance	$751,474	$62,426

Unsecured Notes

The Fund has issued certain unsecured notes (the Fund refers to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refers to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2025 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
March 2028 Notes(1)	$1,000,000	5.399%	November 21, 2024	March 15, 2028
September 2028 Notes(1)	$600,000	5.524%	June 9, 2025	September 9, 2028
January 2029 Notes(1)	$600,000	5.372%	September 15, 2025	January 15, 2029
August 2029 Notes(1)	$700,000	5.958%	June 5, 2024	August 15, 2029
February 2030 Notes(1)	$750,000	6.052%	October 2, 2024	February 15, 2030
September 2030 Notes(1)	$500,000	5.826%	June 9, 2025	September 9, 2030
January 2031 Notes	$500,000	5.150%	September 15, 2025	January 15, 2031
March 2032 Notes(1)	$750,000	5.563%	January 21, 2025	March 21, 2032
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

AMCM served as an initial purchaser in connection with the Fund’s offering of certain of the Unsecured Notes issued during the years ended December 31, 2025 and 2024. Under the purchase agreements the Fund entered into in connection with such issuances, AMCM received an aggregate of $795 and $628 of underwriting and advisory fees for the year ended December 31, 2025 and 2024. The underwriting and advisory fees AMCM received were on terms equivalent to those of other initial purchasers.

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

For the years ended December 31, 2025 and 2024, the components of interest expense and cash paid for interest expense for the Unsecured Notes were as follows.

	For the Years Ended December 31,
	2025	2024
Stated interest expense(1)	$254,779	$48,913
Amortization of debt issuance costs	7,095	648
Accretion of discount	7,440	707
Net (gain) loss on interest rate swaps accounted for as hedge instruments and the related hedged items	(1,532)	278
Total interest expense	$267,782	$50,546
Cash paid for interest expense(1)	$240,871	$51,682
________________________________________

(1)Includes the impact of the interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Fund to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2025, the Fund was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Fund’s foreign currency forward derivative instruments as of December 31, 2025 and 2024 is presented below.

	As of December 31, 2025
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		¥2,121,107	$20,497	$(19,540)	Other assets
Foreign currency forward contract	NOK	663,462	66,170	(65,756)	Other assets
Foreign currency forward contract		€271,859	301,662	(308,489)	Accounts payable and other liabilities
Foreign currency forward contract		€243,266	282,437	(289,770)	Accounts payable and other liabilities
Foreign currency forward contract		£209,269	254,700	(260,480)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	170,803	135,811	(137,898)	Accounts payable and other liabilities
Foreign currency forward contract		£88,941	117,531	(119,271)	Accounts payable and other liabilities
Foreign currency forward contract	NOK	47,388	4,513	(4,696)	Accounts payable and other liabilities
Foreign currency forward contract		£37,090	49,790	(49,632)	Other assets
Foreign currency forward contract	DKK	29,850	4,773	(4,822)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	23,894	17,161	(17,442)	Accounts payable and other liabilities
Foreign currency forward contract		€13,416	16,256	(16,264)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	9,518	6,165	(6,327)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	5,725	3,769	(3,812)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	4,176	2,622	(2,524)	Other assets
Foreign currency forward contract	CHF	373	471	(472)	Accounts payable and other liabilities
Total			$1,284,328	$(1,307,195)

	As of December 31, 2024
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	NOK	910,877	$307,682	$(305,484)	Other assets
Foreign currency forward contract		€101,075	104,738	(103,498)	Other assets
Foreign currency forward contract		£70,493	89,788	(88,011)	Other assets
Foreign currency forward contract		€65,111	69,497	(68,083)	Other assets
Foreign currency forward contract	CAD	33,593	25,013	(24,034)	Other assets
Foreign currency forward contract	CAD	30,622	21,367	(21,334)	Other assets
Foreign currency forward contract		£28,842	36,242	(36,023)	Other assets
Foreign currency forward contract	NOK	27,017	2,502	(2,374)	Other assets
Foreign currency forward contract	AUD	9,518	6,165	(5,917)	Other assets
Foreign currency forward contract	AUD	4,057	2,684	(2,520)	Other assets
Foreign currency forward contract	NZD	2,520	1,543	(1,437)	Other assets
Total			$667,221	$(658,715)

As of December 31, 2025 and 2024, the counterparties to each of the Fund’s foreign currency forward contracts were Canadian Imperial Bank of Commerce, SMBC Capital Markets, Inc. or Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Fund for the years ended December 31, 2025, 2024 and 2023 are in the following locations in the consolidated statements of operations:

		For the Years Ended December 31,
Derivative Instrument	Statement Location	2025	2024	2023
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions	$(12,695)	$358	$—
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions	$(31,374)	$9,745	$(598)

Interest Rate Swaps

In connection with the Unsecured Notes, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Fund designated these interest rate swaps and the Unsecured Notes as qualifying fair value hedge accounting relationships. As of December 31, 2025 and 2024, the counterparty to all of the Fund’s interest rate swaps was Wells Fargo Bank, N.A. Certain information related to the Fund’s interest rate swaps as of December 31, 2025 is presented below.

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
________________________________________

(1)In connection with the issuance of the January 2031 Notes, the Fund entered into a forward-starting interest rate swap, with an effective date of July 15, 2026.

See Note 5 for more information on the Unsecured Notes.

As a result of the Fund’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Fund is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedges was approximately $1,532 for the year ended December 31, 2025 compared to a net loss of approximately $278 for the comparable period in 2024, which is included in “interest and credit facility fees” in the Fund’s consolidated statements of operations. The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2025 and 2024 is presented below:

	As of December 31, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap(1)	$1,000,000	March 15, 2028	$14,461	$—	Other assets
Interest rate swap(2)	$600,000	September 9, 2028	4,677	—	Other assets
Interest rate swap(3)	$600,000	January 15, 2029	—	(3,021)	Accounts payable and other liabilities
Interest rate swap(4)	$700,000	August 15, 2029	16,585	—	Other assets
Interest rate swap(5)	$750,000	February 15, 2030	—	(5,199)	Accounts payable and other liabilities
Interest rate swap(6)	$500,000	September 9, 2030	5,239	—	Other assets
Interest rate swap(7)	$500,000	January 15, 2031	—	(6,380)	Accounts payable and other liabilities
Interest rate swap(8)	$750,000	March 21, 2032	31,646	—	Other assets
Total			$72,608	$(14,600)
________________________________________

(1)The asset related to the fair value of the interest rate swaps was offset by a $14,012 increase to the carrying value of the March 2028 Notes.

(2)The asset related to the fair value of the interest rate swap was offset by a $4,645 increase to the carrying value of the September 2028 Notes.

(3)The liability related to the fair value of the interest rate swap was offset by a $2,974 decrease to the carrying value of the January 2029 Notes.

(4)The asset related to the fair value of the interest rate swap was offset by a $16,424 increase to the carrying value of the August 2029 Notes.

(5)The liability related to the fair value of the interest rate swap was offset by a $5,086 decrease to the carrying value of the February 2030 Notes.

(6)The asset related to the fair value of the interest rate swap was offset by a $5,205 increase to the carrying value of the September 2030 Notes.

(7)The liability related to the fair value of the interest rate swap was offset by a $6,294 decrease to the carrying value of the January 2031 Notes.

(8)The asset related to the fair value of the interest rate swap was offset by a $31,064 increase to the carrying value of the March 2032 Notes.

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

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and 2024, the Fund had the following commitments to fund various revolving and delayed draw loans:

	As of December 31,
	2025	2024
Total revolving loan commitments	$1,347,979	$643,525
Less: funded commitments	(186,051)	(112,499)
Total net unfunded revolving loan commitments	1,161,928	531,026

Total unfunded delayed draw loan commitments	2,636,620	1,025,608
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(21,494)	(603)
Total net unfunded delayed draw loan commitments	2,615,126	1,025,005
Total net unfunded revolving and delayed draw loan commitments	$3,777,054	$1,556,031

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

The Fund has also committed $2.0 billion of subordinated certificates to the ADLP, representing the Fund’s portion of the total capital commitments to the ADLP. See Note 4 for more information on the ADLP.

In addition, as of December 31, 2025 and 2024, the Fund was party to subscription agreements to fund equity investment commitments as follows:

	As of December 31,
	2025	2024
Total equity commitments	$250,381	$24,220
Less: funded commitments	(101,398)	(3,407)
Total net unfunded equity commitments	$148,983	$20,813

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fund follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires companies to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Fund has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets,” “secured borrowing” and “debt,” which are reported at amortized cost, the carrying value of all other assets and liabilities approximate fair value.

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

The following table presents fair value measurements of investments, unfunded revolving and delayed draw loan commitments and derivatives as of December 31, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$6,617,396	$10,542,870	$17,160,266
Second lien senior secured loans	—	287,211	141,949	429,160
Senior subordinated loans	—	5,086	1,063,756	1,068,842
Corporate bonds	—	—	99,063	99,063
Collateralized loan obligations	—	—	1,051,264	1,051,264
Commercial mortgage-backed securities	—	—	99,962	99,962
Private asset-backed investments	—	—	300,947	300,947
Investments in joint ventures	—	—	391,000	391,000
Preferred equity	—	—	317,476	317,476
Other equity	—	—	489,521	489,521
Investments not measured at net asset value	$—	$6,909,693	$14,497,808	$21,407,501
Investments measured at net asset value(1)				101,097
Total investments				$21,508,598
Unfunded revolving and delayed draw loan commitments(2)	$—	$—	$(10,885)	$(10,885)
Derivatives:
Foreign currency forward contracts	$—	$(22,867)	$—	$(22,867)
Interest rate swaps	$—	$58,008	$—	$58,008
________________________________________

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated statements of assets and liabilities.

The following table presents fair value measurements of investments, unfunded revolving and delayed draw loan commitments and derivatives as of December 31, 2024:

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
________________________________________

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated statements of assets and liabilities.

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Fund’s investments categorized within Level 3 as of December 31, 2025 and 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of December 31, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$10,364,836	Yield analysis	Market yield	5.5% - 19.1%	9.1%
	167,884	Broker quotes	N/A	N/A	N/A
	10,150	Transaction Cost	N/A	N/A	N/A
Second lien senior secured loans	141,949	Yield analysis	Market yield	8.2% - 19.6%	12.9%
Senior subordinated loans	1,032,512	Yield analysis	Market yield	7.0% - 24.7%	10.6%
	31,244	Transaction Cost	N/A	N/A	N/A
Corporate bonds	99,063	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	1,047,274	Broker quotes	N/A	N/A	N/A
	3,990	Transaction cost	N/A	N/A	N/A
Commercial mortgage-backed securities	99,962	Broker quotes	N/A	N/A	N/A
Private asset-backed investments	202,865	Yield analysis	Market yield	4.0% - 13.8%	8.7%
	50,750	Broker quotes	N/A	N/A	N/A
	41,570	Transaction cost	N/A	N/A	N/A
	5,762	Income (other)	Constant default rate	0.0% - 7.0%	1.7%
Investments in joint ventures	391,000	Yield analysis	Market yield	10.0%	10.0%
Preferred equity	165,475	EV market multiple analysis	EBITDA multiple	7.1x - 22.5x	12.4x
	152,001	Yield analysis	Market yield	9.8% - 15.0%	12.9%
Other equity	489,521	EV market multiple analysis	EBITDA multiple	7.2x - 33.0x	15.1x
Total investments	$14,497,808
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

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2025:

As of and For the Year Ended December 31, 2025
Balance as of December 31, 2024	$5,935,498
Net realized gains	31,058
Net unrealized gains	145,112
Purchases	10,392,681
Sales	(585,311)
Repayments	(1,187,965)
PIK interest and dividends	81,200
Net accretion of discount on investments	25,821
Transfers into Level 3	337,669
Transfers out of Level 3	(677,955)
Balance as of December 31, 2025	$14,497,808

Investments were transferred into and out of Level 3 during the year ended December 31, 2025 generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of December 31, 2025, the net unrealized appreciation on the investments that use Level 3 inputs was $194,934.

For the year ended December 31, 2025, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of December 31, 2025, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statements of operations, was $149,047.

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2024:

As of and For the Year Ended December 31, 2024
Balance as of December 31, 2023	$1,002,343
Net realized gains	4,037
Net unrealized gains	51,957
Purchases	5,368,849
Sales	(159,181)
Repayments	(207,091)
PIK interest and dividends	24,834
Net accretion of discount on investments	10,729
Transfers into Level 3	153,782
Transfers out of Level 3	(314,761)
Balance as of December 31, 2024	$5,935,498

Investments were transferred into and out of Level 3 during the year ended December 31, 2024 generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of December 31, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $61,136.

For the year ended December 31, 2024, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of December 31, 2024, and reported within the net unrealized gains (losses) on investments and foreign currency transactions in the Fund’s consolidated statements of operations was $52,042.

The following are the carrying and fair values of the Fund’s debt obligations as of December 31, 2025 and 2024.

	As of December 31,
	2025			2024
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$2,525,642		$2,525,642	$489,453		$489,453
SG Funding Facility	612,811		612,811	861,811		861,811
SB Funding Facility	400,000		400,000	75,000		75,000
BNP Funding Facility	900,000		900,000	250,000		250,000
January 2037 CLO Notes (principal amount outstanding of $476,000)(2)	473,310	(3)	473,310	473,120	(3)	473,120
April 2038 CLO Debt (principal amount outstanding of $350,000 and $0, respectively)(2)	348,196	(3)	348,196	—		—
January 2039 CLO Debt (principal amount outstanding of $532,000 and $0, respectively)(2)	529,820	(3)	529,820	—		—
March 2028 Notes (principal amount outstanding of $1,000,000)	1,004,008	(3)(4)	1,013,110	984,492	(3)(4)	1,000,510
September 2028 Notes (principal amount outstanding of $600,000 and $0, respectively)	597,103	(3)(4)	604,992	—		—
January 2029 Notes (principal amount outstanding of $600,000 and $0, respectively)	589,036	(3)(4)	593,616	—		—
August 2029 Notes (principal amount outstanding of $700,000)	705,261	(3)(4)	717,759	687,445	(3)(4)	712,824
February 2030 Notes (principal amount outstanding of $750,000)	731,239	(3)(4)	757,665	705,863	(3)(4)	740,565
September 2030 Notes (principal amount outstanding of $500,000 and $0, respectively)	496,117	(3)(4)	505,680	—		—
January 2031 Notes (principal amount outstanding of $500,000 and $0, respectively)	483,459	(3)(4)	491,060	—		—
March 2032 Notes (principal amount outstanding of $750,000 and $0, respectively)	764,594	(3)(4)	770,467	—		—
Total	$11,160,596	(5)	$11,244,128	$4,527,184	(5)	$4,603,283
____________________________________

(1)The Revolving Credit Facility, the SG Funding Facility, the SB Funding Facility and the BNP Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Excludes the January 2037 CLO Subordinated Notes, the April 2038 CLO Subordinated Notes and the January 2039 CLO Subordinated Notes, which were retained by the Fund and, as such, eliminated in consolidation. See Note 5 for more information on the Debt Securitizations.

(3)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(4)The carrying value of the March 2028 Notes, the September 2028 Notes, the January 2029 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes as of December 31, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the March 2028 Notes, the August 2029 Notes and the February 2030 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Notes 5 and 6 for more information.

(5)Total principal amount of outstanding debt totaled $11,194,548 and $4,602,317 as of December 31, 2025 and 2024, respectively.

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

The following table summarizes transactions in Common Shares during the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	153,352	$4,218,581	120,061	$3,288,851	45,712	$1,218,909
Share transfers between classes	108	2,968	34	945	—	—
Distributions reinvested	6,586	180,681	2,510	68,786	307	8,289
Repurchased shares, net of early repurchase deduction	(27,017)	(741,892)	(2,127)	(58,324)	(3)	(78)
Net increase	133,029	$3,660,338	120,478	$3,300,258	46,016	$1,227,120
Class S
Subscriptions(1)	19,157	$526,705	18,459	$504,882	10,959	$296,150
Share transfers between classes	(264)	(7,221)	(120)	(3,298)	—	—
Distributions reinvested	943	25,908	376	10,308	13	341
Repurchased shares, net of early repurchase deduction	(1,876)	(51,409)	(194)	(5,298)	—	—
Net increase	17,960	$493,983	18,521	$506,594	10,972	$296,491
Class D
Subscriptions(1)	18,734	$514,941	9,766	$267,907	1,798	$48,588
Share transfers between classes	156	4,253	86	2,353	—	—
Distributions reinvested	830	22,816	115	3,164	8	222
Repurchased shares, net of early repurchase deduction	(2,081)	(56,946)	—	—	—	—
Net increase	17,639	$485,064	9,967	$273,424	1,806	$48,810
Total net increase	168,628	$4,639,385	148,966	$4,080,276	58,794	$1,572,421
____________________________________

(1)See Note 13 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for Class I shares, Class S shares and Class D shares during the years ended December 31, 2025, 2024 and 2023:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36
April 30, 2025	$27.27	$27.27	$27.27
May 31, 2025	$27.42	$27.42	$27.42
June 30, 2025	$27.51	$27.51	$27.51
July 31, 2025	$27.55	$27.55	$27.55
August 31, 2025	$27.50	$27.50	$27.50
September 30, 2025	$27.58	$27.58	$27.58
October 31, 2025	$27.55	$27.55	$27.55
November 30, 2025	$27.47	$27.47	$27.47
December 31, 2025	$27.48	$27.48	$27.48

	NAV Per Share
	Class I	Class S	Class D
January 31, 2024	$27.17	$27.17	$27.17
February 29, 2024	$27.19	$27.19	$27.19
March 31, 2024	$27.30	$27.30	$27.30
April 30, 2024	$27.29	$27.29	$27.29
May 31, 2024	$27.39	$27.39	$27.39
June 30, 2024	$27.45	$27.45	$27.45
July 31, 2024	$27.44	$27.44	$27.44
August 31, 2024	$27.41	$27.41	$27.41
September 30, 2024	$27.45	$27.45	$27.45
October 31, 2024	$27.49	$27.49	$27.49
November 30, 2024	$27.58	$27.58	$27.58
December 31, 2024	$27.61	$27.61	$27.61

	NAV Per Share
	Class I	Class S	Class D
January 31, 2023	$25.40	$25.40	$25.40
February 28, 2023	$25.58	$25.58	$25.58
March 31, 2023	$25.71	$25.71	$25.71
April 30, 2023	$26.12	$26.12	$26.12
May 31, 2023	$26.08	$26.08	$26.08
June 30, 2023	$26.75	$26.75	$26.75
July 31, 2023	$27.01	$27.01	$27.01
August 31, 2023	$27.08	$27.08	$27.08
September 30, 2023	$27.07	$27.07	$27.07
October 31, 2023	$26.92	$26.92	$26.92
November 30, 2023	$27.03	$27.03	$27.03
December 31, 2023	$27.22	$27.22	$27.22

The date of the first sale of Class S shares and Class D shares was August 1, 2023.

Distributions

The Fund’s board of trustees expects to declare monthly regular distributions for each class of its Common Shares. The following tables present the monthly regular distributions that were declared and payable during the years ended December 31, 2025, 2024 and 2023:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
March 10, 2025	April 30, 2025	May 22, 2025	0.21430	50,430
March 10, 2025	May 30, 2025	June 25, 2025	0.21430	52,089
March 10, 2025	June 30, 2025	July 23, 2025	0.21430	52,061
May 14, 2025	July 31, 2025	August 22, 2025	0.21430	53,575
May 14, 2025	August 29, 2025	September 24, 2025	0.21430	60,034
May 14, 2025	September 30, 2025	October 23, 2025	0.21430	63,575
August 8, 2025	October 31, 2025	November 21, 2025	0.21430	66,353
August 8, 2025	November 28, 2025	December 24, 2025	0.21430	68,097
August 8, 2025	December 31, 2025	January 23, 2026	0.21430	65,318
Total distributions declared and payable for the year ended December 31, 2025			$2.57160	$662,544

January 23, 2024	January 31, 2024	February 22, 2024	$0.21430	$12,121
January 23, 2024	February 29, 2024	March 25, 2024	0.21430	13,234
January 23, 2024	March 29, 2024	April 24, 2024	0.21430	14,439
March 14, 2024	April 30, 2024	May 23, 2024	0.21430	17,944
March 14, 2024	May 31, 2024	June 25, 2024	0.21430	19,924
March 14, 2024	June 28, 2024	July 24, 2024	0.21430	22,239
May 10, 2024	July 31, 2024	August 23, 2024	0.21430	24,786
May 10, 2024	August 30, 2024	September 23, 2024	0.21430	26,807
May 10, 2024	September 30, 2024	October 23, 2024	0.21430	28,955
August 13, 2024	October 31, 2024	November 22, 2024	0.21430	31,339
August 13, 2024	November 29, 2024	December 26, 2024	0.21430	34,663
August 13, 2024	December 31, 2024	January 23, 2025	0.21430	36,950
Total distributions declared and payable for the year ended December 31, 2024			$2.57160	$283,401

June 30, 2023	August 31, 2023	September 25, 2023	$0.19925	$7,195
August 10, 2023	September 29, 2023	October 25, 2023	0.19925	8,027
August 10, 2023	October 31, 2023	November 27, 2023	0.19925	8,949
November 13, 2023	November 30, 2023	December 26, 2023	0.21430	10,153
November 13, 2023	December 29, 2023	January 25, 2024	0.21430	11,131
Total distributions declared and payable for the year ended December 31, 2023			$1.02635	$45,455

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
March 10, 2025	April 30, 2025	May 22, 2025	0.19519	7,233
March 10, 2025	May 30, 2025	June 25, 2025	0.19461	7,484
March 10, 2025	June 30, 2025	July 23, 2025	0.19514	7,736
May 14, 2025	July 31, 2025	August 22, 2025	0.19444	8,001
May 14, 2025	August 29, 2025	September 24, 2025	0.19441	8,333
May 14, 2025	September 30, 2025	October 23, 2025	0.19509	8,681
August 8, 2025	October 31, 2025	November 21, 2025	0.19439	8,971
August 8, 2025	November 28, 2025	December 24, 2025	0.19505	9,194
August 8, 2025	December 31, 2025	January 23, 2026	0.19447	9,229
Total distributions declared and payable for the year ended December 31, 2025			$2.33793	$94,459

January 23, 2024	January 31, 2024	February 22, 2024	$0.19470	$2,417
January 23, 2024	February 29, 2024	March 25, 2024	0.19600	2,778
January 23, 2024	March 29, 2024	April 24, 2024	0.19472	3,181
March 14, 2024	April 30, 2024	May 23, 2024	0.19528	3,554
March 14, 2024	May 31, 2024	June 25, 2024	0.19465	3,888
March 14, 2024	June 28, 2024	July 24, 2024	0.19522	4,280
May 10, 2024	July 31, 2024	August 23, 2024	0.19454	4,462
May 10, 2024	August 30, 2024	September 23, 2024	0.19454	4,694
May 10, 2024	September 30, 2024	October 23, 2024	0.19520	4,929
August 13, 2024	October 31, 2024	November 22, 2024	0.19454	5,116
August 13, 2024	November 29, 2024	December 26, 2024	0.19515	5,416
August 13, 2024	December 31, 2024	January 23, 2025	0.19444	5,735
Total distributions declared and payable for the year ended December 31, 2024			$2.33898	$50,450

June 30, 2023	August 31, 2023	September 25, 2023	$0.17975	$430
August 10, 2023	September 29, 2023	October 25, 2023	0.18033	917
August 10, 2023	October 31, 2023	November 27, 2023	0.17971	1,214
November 13, 2023	November 30, 2023	December 26, 2023	0.19549	1,747
November 13, 2023	December 29, 2023	January 25, 2024	0.19479	2,137
Total distributions declared and payable for the year ended December 31, 2023			$0.93007	$6,445

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
March 10, 2025	April 30, 2025	May 22, 2025	0.20868	4,270
March 10, 2025	May 30, 2025	June 25, 2025	0.20851	4,629
March 10, 2025	June 30, 2025	July 23, 2025	0.20867	4,935
May 14, 2025	July 31, 2025	August 22, 2025	0.20846	5,248
May 14, 2025	August 29, 2025	September 24, 2025	0.20845	5,567
May 14, 2025	September 30, 2025	October 23, 2025	0.20865	5,707
August 8, 2025	October 31, 2025	November 21, 2025	0.20844	5,889
August 8, 2025	November 28, 2025	December 24, 2025	0.20864	6,122
August 8, 2025	December 31, 2025	January 23, 2026	0.20847	6,131
Total distributions declared and payable for the year ended December 31, 2025			$2.50289	$58,672

January 23, 2024	January 31, 2024	February 22, 2024	$0.20854	$471
January 23, 2024	February 29, 2024	March 25, 2024	0.20892	498
January 23, 2024	March 29, 2024	April 24, 2024	0.20854	528
March 14, 2024	April 30, 2024	May 23, 2024	0.20871	578
March 14, 2024	May 31, 2024	June 25, 2024	0.20852	606
March 14, 2024	June 28, 2024	July 24, 2024	0.20869	645
May 10, 2024	July 31, 2024	August 23, 2024	0.20849	728
May 10, 2024	August 30, 2024	September 23, 2024	0.20849	1,025
May 10, 2024	September 30, 2024	October 23, 2024	0.20868	1,585
August 13, 2024	October 31, 2024	November 22, 2024	0.20849	1,880
August 13, 2024	November 29, 2024	December 26, 2024	0.20867	2,239
August 13, 2024	December 31, 2024	January 23, 2025	0.20846	2,454
Total distributions declared and payable for the year ended December 31, 2024			$2.50320	$13,237

June 30, 2023	August 31, 2023	September 25, 2023	$0.19351	$134
August 10, 2023	September 29, 2023	October 25, 2023	0.19369	228
August 10, 2023	October 31, 2023	November 27, 2023	0.19350	235
November 13, 2023	November 30, 2023	December 26, 2023	0.20877	292
November 13, 2023	December 29, 2023	January 25, 2024	0.20856	377
Total distributions declared and payable for the year ended December 31, 2023			$0.99803	$1,266

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

Share Repurchase Program

The Fund has a share repurchase program, pursuant to which the Fund intends to offer to repurchase, at the discretion of the Fund’s board of trustees, up to 5% of its Common Shares outstanding in each quarter. The Fund’s board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in its best interest and the best interest of its common shareholders. As a result, share repurchases may not be available each quarter, or at all. All shares purchased by the Fund in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

In accordance with the Fund’s share repurchase program, shares repurchased in the Fund’s tender offers completed during the years ended December 31, 2025, 2024 and 2023 were repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Fund’s board of trustees, except that the Fund deducted 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

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

The following tables present the share repurchases completed during the years ended December 31, 2025, 2024 and 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2025	1,093	0.47%	March 20, 2025	$27.47	$29,969	—
May 31, 2025	5,281	1.80%	June 20, 2025	$27.42	$144,586	—
August 31, 2025	2,943	0.93%	September 19, 2025	$27.50	$80,915	—
November 30, 2025	21,657	5.65%	December 23, 2025	$27.47	$594,777	—

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 29, 2024	387	0.54%	March 20, 2024	$27.19	$10,376	—
May 31, 2024	5	0.01%	June 20, 2024	$27.39	$132	—
August 31, 2024	134	0.09%	September 20, 2024	$27.41	$3,623	—
November 30, 2024	1,795	0.90%	December 20, 2024	$27.58	$49,491	—

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
November 30, 2023	2,955	0.01%	December 20, 2023	$27.03	$78	—
_______________________________________________________________________________

(1)Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(2)Amounts shown net of the Early Repurchase Deduction.

(3)All repurchase requests were satisfied in full.

10. INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Fund’s shareholders as distributions are reported as ordinary income, capital gains, or a combination thereof. Distributions paid to shareholders for the years ended December 31, 2025, 2024 and 2023 were taxable as follows:

	For the Years Ended December 31,
	2025	2024	2023
Ordinary income	$786,743	$347,088	$53,166
Capital gains	28,932	—	—
Total (1)	$815,675	$347,088	$53,166
_______________________________________________________________________________

(1)For the years ended December 31, 2025, 2024 and 2023, the percentage of total distributions paid that constituted interest-related distributions was 88.6%, 92.4% and 100%, respectively.

The following reconciles the net increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
	(Estimated)(1)
Net increase in net assets resulting from operations	$781,638	$406,116	$94,039
Adjustments:
Net unrealized losses on investments and foreign currency transactions	(3,400)	(54,072)	(20,526)
Income not currently taxable (2)	(47,102)	(4,749)	(277)
Income for tax but not book	39,841	809	—
Expenses not currently deductible	13,086	10,739	3,868
Realized gain/loss differences	(2,472)	—	—
Taxable income	$781,591	$358,843	$77,104
_______________________________________________________________________________

(1)The calculation of estimated 2025 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2025 U.S. federal taxable income will not be finally determined until the Fund’s 2025 U.S. federal tax return is filed in 2026 (and, therefore, such estimate is subject to change).

(2)Includes a reduction for dividend income from preferred equity that is not taxable until collected totaling $16,519, $4,134 and $277 for the years ended December 31, 2025, 2024 and 2023, respectively, net of dividend income collected of $2,776, $0 and $0, respectively, for the years ended December 31, 2025, 2024 and 2023, respectively.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

For the year ended December 31, 2025, the Fund estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Fund has elected to carry forward the excess for distributions to shareholders in 2026. The amount carried forward to 2026 is estimated to be approximately $3,286, all of which is ordinary income, although these amounts will not be finalized until the 2025 tax returns are filed in 2026. For the years ended December 31, 2024 and 2023, the Fund had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Fund elected to carry forward the excess for distribution to shareholders in 2025 and 2024, respectively. The amount carried forward to 2025 and 2024 were $37,368 and $24,164, respectively. To the extent that the Fund determines that its estimated current year annual taxable income will exceed its estimated current year distributions from such taxable income, the Fund accrues excise tax on estimated excess taxable income. For the years ended December 31, 2025, 2024 and 2023, a net expense of $389, $787 and $944, respectively, was recorded for U.S. federal excise tax.

The Fund may adjust the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of net assets and have no effect on total net assets. For the years ended December 31, 2025, 2024 and 2023, permanent differences were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Accumulated undistributed earnings	$6,919	$—	$762
Paid in capital	$(6,919)	$—	$(762)

As of December 31, 2025 and 2024, the estimated cost basis of investments for U.S. federal tax purposes and the estimated gross unrealized appreciation and depreciation are as follows:

	As of December 31,
	2025	2024
Gross unrealized appreciation	$354,875	$194,093
Gross unrealized depreciation	(148,126)	(126,983)
Net unrealized appreciation	$206,749	$67,110

Estimated cost basis of investments	$21,301,849	$11,485,299

Certain of the Fund’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2025, 2024 and 2023, the Fund recorded a net tax expense of approximately $115, $0 and $0, respectively, for these subsidiaries.

11. FINANCIAL HIGHLIGHTS AND SENIOR SECURITIES

The following is a schedule of financial highlights as of and for the years ended December 31, 2025, 2024, 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022:

	As of and For the Year Ended December 31, 2025
	Class I	Class S	Class D
Per Share Data:
Net asset value at beginning of period	$27.61	$27.61	$27.61
Net investment income for period(1)	2.32	2.10	2.26
Net realized and unrealized gains for period(1)	0.11	0.11	0.11
Net increase in net assets resulting from operations	2.43	2.21	2.37
Distributions from net investment income	(2.56)	(2.34)	(2.50)
Total decrease in net assets	(0.13)	(0.13)	(0.13)
Net asset value at end of period	$27.48	$27.48	$27.48
Total return based on net asset value(2)	7.74%	7.08%	7.55%
Shares outstanding at end of period	305,450	47,452	29,413
Ratio/Supplemental Data:
Net assets at end of period	$8,393,572	$1,304,117	$808,355
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	8.15%	9.01%	8.46%
Ratio of operating expenses (including expense support) to average net assets(3)	7.89%	8.74%	8.20%
Ratio of net investment income to average net assets(3)(5)	8.40%	7.58%	8.16%
Portfolio turnover rate(3)	46%	46%	46%

	As of and For the Year Ended December 31, 2024
	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$27.22	$27.22	$27.22
Net investment income for period(1)	2.40	2.17	2.33
Net realized and unrealized gains for period(1)	0.56	0.56	0.56
Net increase in net assets	2.96	2.73	2.89
Distributions to shareholders(2)	(2.57)	(2.34)	(2.50)
Total increase in net assets	0.39	0.39	0.39
Net asset value, end of period	$27.61	$27.61	$27.61
Total return based on net asset value(2)	10.64%	9.85%	10.41%
Shares outstanding, end of period	172,421	29,493	11,773
Ratio/Supplemental Data:
Net assets, end of period	$4,761,183	$814,414	$325,099
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.95%	7.76%	7.41%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	5.97%	6.77%	6.44%
Ratio of net investment income to average net assets(3)(5)	8.80%	7.95%	8.54%
Portfolio turnover rate(3)	47%	47%	47%

	As of and For the Year Ended December 31, 2023
	Class I	Class S(6)	Class D(6)
Per Share Data:
Net asset value, beginning of period	$24.99	$27.01	$27.01
Net investment income for period(1)	2.41	0.84	0.90
Net realized and unrealized gains for period(1)	0.85	0.30	0.31
Net increase in net assets	3.26	1.14	1.21
Distributions to shareholders(2)	(1.03)	(0.93)	(1.00)
Total increase in net assets	2.23	0.21	0.21
Net asset value, end of period	$27.22	$27.22	$27.22
Total return based on net asset value(2)	13.03%	4.22%	4.47%
Shares outstanding, end of period	51,943	10,972	1,806
Ratio/Supplemental Data:
Net assets, end of period	$1,413,632	$298,608	$49,152
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	7.52%	7.52%	6.78%
Ratio of operating expenses (including expense support) to average net assets(3)(4)	5.15%	5.57%	4.57%
Ratio of net investment income to average net assets(3)(5)	9.21%	7.38%	7.95%
Portfolio turnover rate(3)	68%	68%	68%

As of and For the Period from December 5, 2022 (commencement of operations) to December 31, 2022
Class I
Per Share Data:
Net asset value at beginning of period	$25.00
Net investment income for period(1)	0.03
Net realized and unrealized losses for period(1)	(0.04)
Net decrease in net assets resulting from operations	(0.01)
Net asset value at end of period	$24.99
Total return based on net asset value(2)	(0.05)%
Shares outstanding at end of period	5,927
Ratio/Supplemental Data:
Net assets at end of period	$148,098
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	6.71%
Ratio of operating expenses (including expense support) to average net assets(3)	—%
Ratio of net investment income to average net assets(3)(5)	1.73%
Portfolio turnover rate(3)	80%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the years ended December 31, 2025, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the years ended December 31, 2025, 2024 and 2023 and the period from December 5, 2022 (commencement of operations) to December 31, 2022, the ratio of operating expenses to average net assets consisted of the following:

	For the Year Ended December 31, 2025
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.24	1.24	1.24
Interest and credit facility fees	5.37	5.38	5.43
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.29	0.29	0.29
Total operating expenses	8.15%	9.01%	8.46%

	For the Year Ended December 31, 2024
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.43	1.43	1.43
Interest and credit facility fees	3.79	3.75	4.00
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.48	0.48	0.48
Total operating expenses	6.95%	7.76%	7.41%

	For the Year Ended December 31, 2023
	Class I	Class S(6)	Class D(6)
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.43	1.53	1.47
Interest and credit facility fees	3.32	2.86	2.74
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	1.52	1.03	1.07
Total operating expenses	7.52%	7.52%	6.78%

For the period from December 5, 2022 (commencement of operations) to December 31, 2022
Class I
Base management fee	1.23%
Income based fee and capital gains incentive fee	—
Interest and credit facility fees	1.12
Organization costs	0.53
Other operating expenses	3.83
Total operating expenses	6.71%
(5)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

(6)The date of the first sale of Class S shares and Class D shares was August 1, 2023.

The following information about the Fund’s senior securities as of the dates indicated is shown in the table below.

Class and Date	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
December 31, 2025	$2,523,737	$1,913	—	N/A
December 31, 2024	489,506	2,266	—	N/A
December 31, 2023	460,349	3,480	—	N/A
December 31, 2022	—	—	—	N/A
SG Funding Facility
December 31, 2025	$612,811	$1,913	—	N/A
December 31, 2024	861,811	2,266	—	N/A
December 31, 2023	250,000	3,480	—	N/A
SB Funding Facility
December 31, 2025	$400,000	$1,913	—	N/A
December 31, 2024	75,000	2,266	—	N/A
BNP Funding Facility
December 31, 2025	$900,000	$1,913	—	N/A
December 31, 2024	250,000	2,266	—	N/A
January 2037 CLO Notes(5)
December 31, 2025	$476,000	$1,913	—	N/A
December 31, 2024	476,000	2,266	—	N/A
April 2038 CLO Debt(5)
December 31, 2025	$350,000	$1,913	—	N/A
January 2039 CLO Debt(5)
December 31, 2025	$532,000	$1,913	—	N/A
March 2028 Notes
December 31, 2025	$1,000,000	$1,913	—	N/A
December 31, 2024	1,000,000	2,266	—	N/A
September 2028 Notes
December 31, 2025	$600,000	$1,913	—	N/A
January 2029 Notes
December 31, 2025	$600,000	$1,913	—	N/A
August 2029 Notes
December 31, 2025	$700,000	$1,913	—	N/A
December 31, 2024	700,000	2,266	—	N/A
February 2030 Notes
December 31, 2025	$750,000	$1,913	—	N/A
December 31, 2024	750,000	2,266	—	N/A
September 2030 Notes
December 31, 2025	$500,000	$1,913	—	N/A
January 2031 Notes
December 31, 2025	$500,000	$1,913	—	N/A
March 2032 Notes
December 31, 2025	$750,000	$1,913	—	N/A
Secured Borrowing
December 31, 2025	$271,697	$1,913	—	N/A
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

(5)Excludes the January 2037 CLO Subordinated Notes, the April 2038 CLO Subordinated Notes and the January 2039 CLO Subordinated Notes which were retained by the Fund and, as such, eliminated in consolidation.

12. SEGMENT REPORTING

The Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Fund’s co-chief executive officers, chief financial officer and chief operating officer and the CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the year ended December 31, 2025, except as discussed below.

In January 2026, the Fund issued $700,000 in aggregate principal amount of unsecured notes, which bear interest at a rate of 5.550% per annum and mature on April 15, 2031 (the “April 2031 Notes”). The April 2031 Notes pay interest semi-annually and all principal is due upon maturity. The April 2031 Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the April 2031 Notes, and any accrued and unpaid interest. The April 2031 Notes were issued at a discount to the principal amount. In connection with the April 2031 Notes, the Fund entered into an interest rate swap for a total notional amount of $700,000 that matures on April 15, 2031. Under the interest rate swap, the Fund will receive a fixed interest rate of 5.550% and pay a floating interest rate based on one-month SOFR plus 1.875%.

In January 2026, the Fund and ASIF Funding II entered into an agreement to amend the SB Funding Facility. The amendment, among other things, (a) increased the total commitments under the SB Funding Facility by $750,000 from $750,000 to $1,500,000, of which $375,000 will become available after the nine month period following the closing date, (b) extended the reinvestment period from October 8, 2027 to July 29, 2028, (c) extended the stated maturity date from April 8, 2034 to January 29, 2035, (d) adjusted the interest rate charged on the SB Funding Facility from SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period to SOFR plus an applicable margin of (i) 1.80% during the reinvestment period and (ii) 2.00% following the reinvestment period and (e) adjusted the commitment fee to provide that no such fee will be charged for the first three months after the closing date with respect to the amount of the increase in total commitments under the SB Funding Facility on the closing date. Otherwise, from the closing date, the amendment provides that the commitment fee is adjusted from (x) 0.50% or 1.00% per annum to (y) 0.50%, 0.75% or 1.00% per annum, in each case depending on the aggregate amount of unused commitments under the SB Funding Facility. The other terms of the SB Funding Facility remained materially unchanged.

In February 2026, the Fund and ASIF Funding I entered into an agreement to amend the SG Funding Facility. The amendment, among other things, increased the total commitments under the SG Funding Facility by $500,000 from $1,825,000 to $2,325,000. Pursuant to the terms of the amendment, the interest rate charged on the SG Funding Facility (i) with respect to the incremental $500,000 commitment of revolving loans and term loans, is at an applicable margin of 1.75% per annum, and (ii) with respect to the existing $1,825,000 commitment, remains at an applicable margin of 1.80% per annum, plus, in each case, an applicable benchmark (Term SOFR, Daily Compounded CORRA, Daily Simple CORRA, or EURIBOR). The other terms of the SG Funding Facility remained materially unchanged.

Effective January 1, 2026, the Fund issued and sold approximately 7,416 Common Shares (consisting of 5,845 Class I shares, 816 Class S shares and 755 Class D shares at an offering price of $27.48 per share for each class of shares), and received approximately $203,805 as payment for such shares.

Effective February 1, 2026, the Fund issued and sold approximately 8,220 Common Shares (consisting of 6,527 Class I shares, 636 Class S shares and 1,057 Class D shares at an offering price of $27.26 per share for each class of shares), and received approximately $224,072 as payment for such shares.

The Fund received approximately $280,152 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective March 1, 2026. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of February 2026 (the “February NAV”), which is generally expected to be available within 20 business days after March 1, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the February NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, March 1, 2026.

As previously disclosed, on November 14, 2025, the Fund announced the declaration of regular monthly gross distributions for February and March 2026, in each case for each class of its Common Shares. As previously disclosed, on January 7, 2026, the Fund announced the declaration of regular monthly gross distributions for April, May and June 2026, in each case for each class of our Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
February 27, 2026	March 25, 2026	$0.21430	$0.21430	$0.21430
March 31, 2026	April 23, 2026	$0.21430	$0.21430	$0.21430
April 30, 2026	May 21, 2026	$0.21430	$0.21430	$0.21430
May 29, 2026	June 24, 2026	$0.21430	$0.21430	$0.21430
June 30, 2026	July 23, 2026	$0.21430	$0.21430	$0.21430
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
Date: March 9, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 9, 2026

By:	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 9, 2026

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: March 9, 2026

By:	/s/ PAUL CHO
Paul Cho Chief Accounting Officer (Principal Accounting Officer)
Date: March 9, 2026

By:	/s/ SANDRA R. ANCELEITZ
Sandra R. Anceleitz Trustee
Date: March 9, 2026

By:	/s/ ANN TORRE BATES
Ann Torre Bates Trustee
Date: March 9, 2026

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Trustee
Date: March 9, 2026

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Trustee
Date: March 9, 2026

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Trustee
Date: March 9, 2026