Form 10-Q
period 2026-09-30
ARES STRATEGIC INCOME FUND
filed 2026-11-06
CIK 1918712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

The number of the Registrant’s common shares, $0.01 par value per share, outstanding as of November 4, 2026 was 292,490,653, 49,944,225 and 31,067,708 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

ARES STRATEGIC INCOME FUND

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$20,196,393	$21,014,437
Non-controlled affiliate company investments	156,183	103,161
Controlled affiliate company investments	1,003,200	391,000
Total investments at fair value (amortized cost of $21,511,938 and $21,360,914, respectively)	21,355,776	21,508,598
Cash and cash equivalents	506,217	304,711
Restricted cash	156,480	137,150
Interest receivable	200,545	217,678
Receivable for open trades	243,129	375,834
Derivative assets	15,758	75,155
Other assets	82,015	90,034
Total assets	$22,559,920	$22,709,160
LIABILITIES
Debt	$11,966,710	$11,160,596
Base management fee payable	10,613	11,670
Income based fee payable	37,334	33,854
Capital gains incentive fee payable	—	19,145
Interest and facility fees payable	106,027	138,409
Interest rate swap collateral payable	—	137,150
Derivative liabilities	200,818	40,014
Payable for open trades	162,136	275,498
Accounts payable and other liabilities	53,526	29,929
Deferred tax liabilities	27,288	5,487
Secured borrowing	—	269,433
Distribution payable	78,508	80,819
Distribution and shareholder servicing fees payable	1,097	1,112
Total liabilities	12,644,057	12,203,116
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited common shares authorized; 371,457 and 382,315 common shares issued and outstanding, respectively	3,715	3,823
Capital in excess of par value	10,145,864	10,428,747
Accumulated undistributed earnings (loss)	(233,716)	73,474
Total net assets	9,915,863	10,506,044
Total liabilities and net assets	$22,559,920	$22,709,160

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$7,766,064	$8,393,572
Common shares outstanding ($0.01 par value, unlimited shares authorized)	290,924	305,450
Net asset value per share	$26.69	$27.48
Class S Shares:
Net assets	$1,324,904	$1,304,117
Common shares outstanding ($0.01 par value, unlimited shares authorized)	49,632	47,452
Net asset value per share	$26.69	$27.48
Class D Shares:
Net assets	$824,895	$808,355
Common shares outstanding ($0.01 par value, unlimited shares authorized)	30,901	29,413
Net asset value per share	$26.69	$27.48
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$425,915	$351,673	$1,233,711	$881,433
PIK interest income	26,505	18,732	79,719	47,101
Dividend income (excluding PIK dividend income)	5,495	2,180	11,182	6,086
PIK dividend income	10,486	5,078	26,244	10,582
Other income	15,025	13,975	48,626	26,531
Total investment income from non-controlled/non-affiliate company investments	483,426	391,638	1,399,482	971,733
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	1,632	1,488	5,161	4,186
PIK interest income	746	695	2,176	1,974
PIK dividend income	15	—	17	—
Other income	31	60	113	131
Total investment income from non-controlled affiliate company investments	2,424	2,243	7,467	6,291
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	28,730	—	62,355	—
Other income	6,850	—	20,615	—
Total investment income from controlled affiliate company investments	35,580	—	82,970	—
Total investment income	521,430	393,881	1,489,919	978,024
EXPENSES:
Interest and credit facility fees	181,905	134,006	509,021	320,406
Base management fee	32,522	29,789	99,308	76,934
Income based fee	37,334	27,952	106,978	70,280
Capital gains incentive fee	—	5,588	(19,145)	7,332
Offering expenses	679	389	1,738	1,376
Shareholder servicing and distribution fees
Class S	2,851	2,527	8,446	6,687
Class D	528	458	1,579	1,111
Administrative and other fees	1,897	2,001	6,783	5,623
Other general and administrative	5,689	3,851	17,109	10,996
Total expenses	263,405	206,561	731,817	500,745
Expense support (Note 3)	—	(15,363)	(8,633)	(45,915)
Expense support recoupment (Note 3)	38,940	4,516	54,576	7,400
Net expenses	302,345	195,714	777,760	462,230
NET INVESTMENT INCOME BEFORE INCOME TAXES	219,085	198,167	712,159	515,794
Income tax expense, including excise taxes	63	228	136	449
NET INVESTMENT INCOME	219,022	197,939	712,023	515,345
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	14,654	18,995	42,714	20,751
Non-controlled affiliate company investments	86	2	89	4
Foreign currency and other transactions	4,791	(6,528)	(24,242)	(19,312)
Net realized gains	19,531	12,469	18,561	1,443
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(10,104)	21,120	(358,399)	123,994
Non-controlled affiliate company investments	7,594	(1,827)	19,285	(662)
Foreign currency and other transactions	(2,648)	14,644	63,383	(63,221)
Net change in deferred tax liabilities	2,035	(1,698)	(21,802)	(2,860)
Net unrealized gains (losses)	(3,123)	32,239	(297,533)	57,251
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	16,408	44,708	(278,972)	58,694
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$235,430	$242,647	$433,051	$574,039
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Access CIG, LLC	First lien senior secured loan	7.82%	SOFR (Q)	4.00%		08/2030		21,645.3	$21,629.9	$19,552.8	(2)(8)
ACP Avenu Midco LLC (11)	First lien senior secured revolving loan	8.98%	SOFR (Q)	5.25%		10/2029		702.5	670.6	702.5	(2)(8)(13)
	First lien senior secured loan	8.98%	SOFR (Q)	5.25%		10/2029		25,149.6	24,884.4	25,149.6	(2)(8)(13)
									25,555.0	25,852.1
Actfy Buyer, Inc. (11)	First lien senior secured loan	8.56%	SOFR (Q)	4.50%		05/2031		31,278.9	30,890.4	31,278.9	(2)(8)(13)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (11)	First lien senior secured loan	8.98%	SOFR (Q)	5.25%		07/2030		17,434.7	17,205.6	17,434.7	(2)(6)(8)(13)
	Limited partnership interest				10/2023		100,000		111.3	151.8	(2)(6)(13)
									17,316.9	17,586.5
Adonis Bidco Inc. (11)	First lien senior secured loan	9.82% (2.88% PIK)	SOFR (Q)	5.75%		02/2032		111,197.3	109,558.3	106,749.4	(2)(8)(13)
	First lien senior secured loan	9.57%	SOFR (Q)	5.50%		02/2032		26,598.3	26,353.0	25,534.4	(2)(8)(13)
									135,911.3	132,283.8
AI Titan Parent, Inc. (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		08/2031		55,641.3	55,253.8	55,084.9	(2)(8)(13)
Apple Bidco Holdings, Inc. (11)	First lien senior secured revolving loan	8.57%	SOFR (Q)	4.50%		01/2033		2,096.4	2,070.7	1,928.7	(2)(8)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		01/2033		41,525.0	41,337.8	38,203.0	(2)(8)(13)
									43,408.5	40,131.7
Applied Systems, Inc.	First lien senior secured loan	6.82%	SOFR (Q)	2.75%		02/2031		26,040.4	26,060.8	25,926.6	(2)
Aptean, Inc. and Aptean Acquiror Inc. (11)	First lien senior secured revolving loan	10.75%	Base rate (Q)	3.75%		01/2031		1,083.7	1,068.9	1,072.8	(2)(8)(13)
	First lien senior secured revolving loan	8.51%	SOFR (Q)	4.75%		01/2031		948.2	935.3	938.7	(2)(8)(13)
	First lien senior secured loan	8.51%	SOFR (Q)	4.75%		01/2031		50,725.8	50,519.5	50,218.5	(2)(8)(13)
									52,523.7	52,230.0
Archduke Buyer, Inc. (11)	First lien senior secured loan	9.33%	SOFR (Q)	5.50%		12/2032		38,211.5	37,874.5	38,211.5	(2)(8)(13)
Arrow Borrower 2025, Inc. (11)	First lien senior secured loan	8.32%	SOFR (Q)	4.25%		10/2032		85,897.7	85,527.1	85,897.7	(2)(8)(13)
Artifact Bidco, Inc. (11)	First lien senior secured loan	8.22%	SOFR (Q)	4.15%		07/2031		7,000.0	6,951.8	7,000.0	(2)(8)(13)
Aston Bidco (Holding) Limited	First lien senior secured loan	9.87%	SONIA (Q)	6.00%		07/2032		71,921.1	69,719.0	71,921.1	(2)(6)(8)(13)
Auctane, Inc.	First lien senior secured loan	9.51%	SOFR (Q)	5.75%		06/2033		119,329.0	117,626.5	117,539.1	(2)(8)(13)
Avalara, Inc.	First lien senior secured loan	6.57%	SOFR (Q)	2.50%		03/2032		37,677.7	37,492.7	36,797.2	(2)
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc. (11)(12)	First lien senior secured loan	9.15%	SOFR (M)	5.25%		01/2031		33,960.1	33,624.0	33,960.1	(2)(13)
	Series A preferred shares	14.00% PIK			01/2025		107,026		110,161.9	113,446.7	(2)(13)
									143,785.9	147,406.8
BCTO Ignition Purchaser, Inc.	Senior subordinated loan	11.23% PIK	SOFR (Q)	7.50%		10/2030		34,413.2	34,017.1	34,413.2	(2)(8)(13)
Bizzdesign Holding BV	First lien senior secured loan	9.09%	Euribor (Q)	6.50%		10/2031		3,116.2	2,838.2	3,116.2	(2)(6)(8)(13)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (11)	First lien senior secured loan	8.83%	SOFR (Q)	4.75%		06/2030		13,002.1	12,830.1	13,002.1	(2)(8)(13)
	Class A-1 units				06/2023		113,541		113.5	78.0	(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									12,943.6	13,080.1
Businessolver.com, Inc. (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		12/2032		13,309.7	13,251.0	13,176.6	(2)(8)(13)
Calabrio, Inc.	First lien senior secured loan	7.90%	SOFR (M)	4.00%		11/2032		11,587.8	11,077.2	8,758.4	(2)
Capnor Connery Bidco A/S (11)	First lien senior secured loan	8.82%	Euribor (Q)	6.15%		10/2030		48,418.6	49,370.7	48,418.6	(2)(6)(13)
	First lien senior secured loan	8.56%	CIBOR (Q)	6.15%		10/2030		2,977.2	3,038.8	2,977.2	(2)(6)(13)
									52,409.5	51,395.8
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P. (11)	First lien senior secured revolving loan					09/2030		—	—	—	(2)(9)(13)
	First lien senior secured loan	9.65%	SOFR (M)	5.75%		09/2031		25,101.7	24,789.1	25,101.7	(2)(8)(13)
	Senior subordinated loan	13.00% PIK				09/2033		22,644.0	22,289.5	22,644.0	(2)(13)
	Limited partnership interests				09/2025		4,478,000		4,486.8	4,753.6	(2)(13)
									51,565.4	52,499.3
CBTS Borrower, LLC and CBTS TopCo, L.P.	First lien senior secured loan	14.50% PIK	SOFR (Q)	10.00%		12/2030		9,918.1	9,650.5	10,612.4	(2)(8)(13)
	First lien senior secured loan	12.50%	SOFR (Q)	8.00%		12/2030		6,646.2	6,646.2	7,111.4	(2)(8)(13)
	Series A-2 preferred shares	8.00% PIK			12/2024		1,430,551		1,675.1	1,560.5	(2)(13)
									17,971.8	19,284.3
Central Parent Inc.	First lien senior secured loan	7.32%	SOFR (Q)	3.25%		07/2029		15,937.5	15,040.5	10,917.2	(2)(13)
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (11)	First lien senior secured revolving loan					04/2030		—	—	—	(2)(9)(13)
	First lien senior secured loan	9.90%	SOFR (M)	6.00%		04/2030		36,433.7	35,925.5	36,433.7	(2)(8)(13)
	Series A preferred stock	15.00% PIK			04/2024		22,759		32,046.0	32,728.7	(2)(13)
									67,971.5	69,162.4
Clearwater Analytics, LLC and Clearwater Analytics Holdings, Inc. (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		06/2033		29,726.9	29,584.0	29,578.3	(2)(8)(13)
Cloud Software Group, Inc. and Picard Parent, Inc.	First lien senior secured loan	7.32%	SOFR (Q)	3.25%		08/2032		69,844.2	69,462.4	66,101.2	(2)
	First lien senior secured loan	7.32%	SOFR (Q)	3.25%		03/2031		55,640.0	55,571.1	52,718.9	(2)
									125,033.5	118,820.1
Computer Services, Inc. (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		11/2031		57,486.4	57,254.0	56,336.7	(2)(8)(13)
ConnectWise, LLC	First lien senior secured loan	7.84%	SOFR (Q)	3.50%		09/2028		64,887.8	64,909.1	63,712.1	(2)(8)
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (11)	First lien senior secured loan	8.32%	SOFR (Q)	4.50%		11/2032		34,289.4	34,139.7	33,260.7	(2)(6)(8)(13)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	First lien senior secured loan	7.77%	SOFR (M)	3.75%		10/2028		107,671.4	104,120.8	67,333.4	(2)(8)
	Second lien senior secured loan	10.52%	SOFR (M)	6.50%		10/2029		77,782.3	72,880.7	49,780.7	(2)(8)(13)
									177,001.5	117,114.1
Coupa Holdings, LLC and Coupa Software Incorporated (11)	First lien senior secured revolving loan	9.07%	SOFR (Q)	5.25%		02/2029		0.7	0.7	0.6	(2)(8)(13)
	First lien senior secured loan	9.07%	SOFR (Q)	5.25%		02/2030		4,895.7	4,838.5	4,748.8	(2)(8)(13)
									4,839.2	4,749.4
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cyber US Bidco LLC, Cyber Bidco Limited, and Cyber Midco Limited (11)	First lien senior secured loan	8.73%	SOFR (Q)	5.00%		12/2032		11,145.9	11,045.9	11,145.9	(2)(6)(8)(13)
Databricks, Inc. (11)	First lien senior secured loan	8.27%	SOFR (M)	4.50%		01/2032		5,541.9	5,556.3	5,523.5	(2)
Dedomena Bidco Limited (11)	First lien senior secured loan	9.25%	SONIA (Q)	5.50%		06/2032		936.2	939.1	936.2	(6)(8)(13)
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P. (11)	First lien senior secured loan	9.65%	SOFR (M)	5.75%		07/2030		45,949.8	45,416.3	45,030.8	(2)(8)(13)
	Second lien senior secured loan	10.90%	SOFR (M)	7.00%		02/2029		37,846.6	35,156.9	32,302.1	(2)
									80,573.2	77,332.9
Diligent Corporation (11)	First lien senior secured revolving loan	8.76%	SOFR (Q)	5.00%		08/2030		2,682.5	2,658.7	2,602.0	(2)(8)(10)(13)
	First lien senior secured loan	8.81%	SOFR (Q)	5.00%		08/2030		17,917.0	17,834.6	17,379.5	(2)(8)(13)
	First lien senior secured loan	12.18% PIK	SOFR (Q)	8.42%		08/2030		2,085.1	2,075.8	2,022.5	(2)(8)(13)
									22,569.1	22,004.0
Doxim Inc. (11)	First lien senior secured revolving loan					11/2027		—	—	—	(2)(6)(9)(13)
	First lien senior secured loan	10.19%	SOFR (M)	6.50%		11/2027		95,320.4	94,839.2	95,320.4	(2)(6)(8)(13)
									94,839.2	95,320.4
DriveCentric Holdings, LLC (11)	First lien senior secured loan	8.55%	SOFR (Q)	4.50%		08/2031		25,659.6	25,468.9	25,659.6	(2)(8)(13)
Echo Purchaser, Inc. (11)	First lien senior secured loan	9.26%	SOFR (Q)	5.50%		11/2029		27,716.4	27,437.4	27,716.4	(2)(8)(13)
ECi Macola/MAX Holding, LLC	First lien senior secured loan	6.82%	SOFR (Q)	2.75%		05/2030		21,219.0	21,218.7	20,887.6	(2)(8)
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (11)	First lien senior secured loan	8.23%	SOFR (Q)	4.50%		09/2031		107,819.5	107,059.5	106,741.3	(2)(8)(13)
	Preferred units	12.50% PIK			09/2024		304		3,727.4	3,788.1	(2)(13)
	Class A common units				09/2024		261		261.0	314.5	(2)(13)
									111,047.9	110,843.9
Edition Holdings, Inc. and Enverus, Inc. (11)	First lien senior secured revolving loan					12/2032		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.40%	SOFR (M)	4.50%		12/2032		89,404.7	89,097.3	87,616.6	(2)(8)(13)
									89,097.3	87,616.6
Edmunds Govtech, Inc. (11)	First lien senior secured revolving loan	7.82%	SOFR (Q)	3.75%		02/2030		462.2	455.4	462.2	(2)(8)(13)
	First lien senior secured loan	8.68%	SOFR (Q)	4.75%		02/2031		6,275.9	6,219.5	6,275.9	(2)(8)(13)
									6,674.9	6,738.1
EG Midco Aps (11)	First lien senior secured loan	7.75%	Euribor (Q)	5.25%		01/2033		25,063.7	25,773.1	25,063.7	(2)(6)(13)
Einstein Parent, Inc. (11)	First lien senior secured loan	8.98%	SOFR (Q)	5.25%		01/2031		16,100.7	15,869.4	16,100.7	(2)(8)(13)
Elemica, Inc. and EZ Elemica Holdings, Inc. (11)	First lien senior secured revolving loan	8.65%	SOFR (M)	4.75%		02/2032		105.9	95.2	102.7	(2)(8)(13)
	First lien senior secured loan	8.65%	SOFR (M)	4.75%		02/2032		5,673.8	5,623.2	5,503.6	(2)(8)(13)
									5,718.4	5,606.3
Ensono, Inc.	First lien senior secured loan	8.02%	SOFR (M)	4.00%		05/2028		29,582.6	29,487.3	29,476.4	(2)(8)
Epicor Software Corporation	First lien senior secured loan	6.65%	SOFR (M)	2.75%		05/2031		47,453.5	47,191.6	46,559.0	(2)(8)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ESHA Intermediate, LLC (11)	First lien senior secured loan	8.54%	SOFR (Q)	4.50%		12/2032		13,889.7	13,766.2	13,611.9	(2)(8)(13)
Everest Bidco I, Inc. (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		01/2033		23,247.3	23,038.0	23,247.3	(2)(6)(8)(13)
	First lien senior secured loan	7.59%	Euribor (Q)	5.00%		01/2033		2,680.6	2,731.0	2,680.6	(2)(6)(8)(13)
									25,769.0	25,927.9
Flexera Software LLC (11)	First lien senior secured loan	8.48%	SOFR (Q)	4.75%		08/2032		110,869.9	110,033.0	108,652.5	(2)(8)(13)
	First lien senior secured loan	7.23%	Euribor (M)	4.75%		08/2032		7,616.9	7,849.9	7,464.5	(2)(8)(13)
									117,882.9	116,117.0
GHP-VGS Purchaser LLC (11)	First lien senior secured revolving loan	8.76%	SOFR (Q)	4.50%		04/2032		268.7	252.7	268.7	(2)(8)(13)
	First lien senior secured loan	8.32%	SOFR (Q)	4.50%		04/2032		11,943.3	11,848.1	11,943.3	(2)(8)(13)
									12,100.8	12,212.0
Goldeneye Parent, LLC (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.75%		03/2032		18,201.0	18,129.5	18,201.0	(2)(8)(13)
Goose Borrower, L.P. (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		03/2033		88,989.1	88,167.5	88,989.1	(2)(8)(13)
Guidepoint Security Holdings, LLC (11)	First lien senior secured loan	8.90%	SOFR (M)	5.00%		10/2029		7,576.0	7,497.8	7,576.0	(2)(8)(13)
Hakken Midco B.V. (11)	First lien senior secured loan	9.76%	Euribor (Q)	7.25%		07/2030		5,178.9	4,942.1	5,178.9	(2)(6)(8)(13)
HS Purchaser, LLC, and Help/Systems Holdings, Inc.	First lien senior secured loan	10.26% (3.25% PIK)	SOFR (Q)	6.50%		05/2029		54,646.4	52,463.7	47,130.9	(2)(8)(13)
	First lien senior secured loan	9.86%	SOFR (Q)	6.00%		05/2029		710.1	536.1	532.5	(8)
									52,999.8	47,663.4
Hyland Software, Inc. (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		09/2030		24,503.4	24,302.4	24,503.4	(2)(8)(13)
iCapital, Inc.	Common stock				04/2025		1,776,038		24,864.0	26,958.1	(2)(13)
Icefall Parent, Inc. (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		01/2030		5,201.0	5,143.1	5,201.0	(2)(8)(13)
ID.me, LLC and ID.me, Inc. (11)	First lien senior secured loan	10.25% (5.25% PIK)				01/2031		83,696.9	78,301.0	80,814.7	(2)(13)
	Series E preferred units				08/2025		6,769,397		10,016.0	10,847.0	(2)(13)
	Warrant to purchase common stock				01/2025	01/2035	4,329,474		6,009.0	6,937.4	(2)(13)
									94,326.0	98,599.1
Internet Truckstop Group LLC (11)	First lien senior secured loan	9.47%	SOFR (Q)	5.25%		04/2027		33,285.0	33,224.7	33,285.0	(2)(8)(13)
JAMS Holdings LP and Jams Buyer LLC (11)	First lien senior secured loan	8.73%	SOFR (Q)	5.00%		06/2032		13,444.6	13,281.3	13,444.6	(2)(8)(13)
	Preferred units	8.00% PIK			06/2025		982,000		1,091.0	1,354.2	(2)(13)
									14,372.3	14,798.8
Jeppesen Holdings, LLC (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.75%		11/2032		18,757.3	18,635.0	18,569.7	(2)(8)(13)
Kairos Bidco Limited (11)	First lien senior secured revolving loan	8.57%	SOFR (Q)	4.50%		07/2032		314.1	286.5	314.1	(2)(6)(8)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		07/2032		26,111.2	26,111.2	26,111.2	(2)(6)(8)(13)
									26,397.7	26,425.3
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	First lien senior secured loan	7.07%	SOFR (Q)	3.25%		03/2032		18,914.1	18,955.5	15,715.4	(2)
	Second lien senior secured loan	8.82%	SOFR (Q)	5.00%		03/2033		32,984.3	33,021.4	18,282.9	(2)
									51,976.9	33,998.3
Marcel Bidco LLC	First lien senior secured loan	6.64%	SOFR (M)	3.00%		11/2030		9,927.7	9,933.2	9,654.7	(2)(6)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
McAfee Corp.	First lien senior secured loan	6.90%	SOFR (M)	3.00%		03/2029		19,148.0	19,147.5	17,453.4	(2)(8)
Merit Software Finance Holdings, LLC (11)	First lien senior secured loan	9.30%	SOFR (Q)	5.25%		12/2032		12,194.1	12,090.8	12,194.1	(2)(8)(13)
Mermaid Bidco Inc.	First lien senior secured loan	7.01%	SOFR (Q)	3.25%		07/2031		24,742.3	24,686.6	24,247.5	(2)
Metatiedot Bidco OY and Metatiedot US, LLC (11)	First lien senior secured loan	7.06%	Euribor (Q)	4.50%		11/2031		7,679.5	7,142.7	7,679.5	(2)(6)(8)(13)
	First lien senior secured loan	8.26%	SOFR (Q)	4.50%		11/2031		4,660.2	4,608.7	4,660.2	(2)(6)(8)(13)
									11,751.4	12,339.7
Mitchell International, Inc.	Second lien senior secured loan	9.15%	SOFR (M)	5.25%		06/2032		32,717.0	32,511.9	30,034.2	(2)(8)
ML Holdco, Inc. (11)	First lien senior secured loan	8.07%	SOFR (Q)	4.25%		10/2032		95,913.1	95,447.5	93,994.8	(2)(8)(13)
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc. (11)	First lien senior secured revolving loan					04/2032		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		04/2032		48,645.8	48,271.1	48,645.8	(2)(8)(13)
	Series A preferred stock	13.00% PIK			04/2025		26,000		29,480.5	30,130.5	(2)(13)
									77,751.6	78,776.3
MS Buyer, Inc.	First lien senior secured loan	9.32%	SOFR (Q)	5.25%		07/2031		2,540.2	2,518.2	2,540.2	(2)(8)(13)
Namecheap, Inc. (11)	First lien senior secured loan	8.75%	SOFR (Q)	4.75%		05/2033		6,949.1	6,883.2	6,949.1	(2)(8)(13)
Netsmart, Inc. and Netsmart Technologies, Inc. (11)	First lien senior secured loan	9.10% (2.70% PIK)	SOFR (M)	5.20%		08/2031		94,091.1	93,519.4	92,209.3	(2)(8)(13)
North Star Acquisitionco, LLC and Toucan Bidco Limited (11)	First lien senior secured loan	8.48%	SOFR (Q)	4.75%		05/2029		8,793.7	8,771.4	8,706.0	(2)(6)(8)(13)
	First lien senior secured loan	8.48%	SONIA (Q)	4.75%		05/2029		723.3	705.3	716.1	(2)(6)(13)
									9,476.7	9,422.1
OID-OL Intermediate I, LLC	First lien senior secured loan	9.82%	SOFR (Q)	6.00%		02/2029		23,135.2	23,638.7	22,333.8	(2)
Omnigo Software, LLC, Omnigo Software - I, Inc., and Omnigo Software - Q, Inc. (11)	First lien senior secured loan	8.90%	SOFR (M)	5.00%		12/2030		4,640.0	4,620.4	4,593.6	(2)(8)(13)
PCMI Parent, LLC and PCMI Ultimate Holdings, LP (11)	First lien senior secured loan	8.70%	SOFR (Q)	4.75%		03/2032		36,402.0	36,168.9	36,402.0	(2)(8)(13)
	Class A units	9.00% PIK			03/2025		1,063		1,220.1	1,594.3	(2)(13)
	Class B units				03/2025		253,114		—	—	(13)
									37,389.0	37,996.3
PDDS HoldCo, Inc. (11)	First lien senior secured revolving loan	9.65%	SOFR (M)	5.75%		09/2031		350.7	332.7	350.7	(2)(8)(13)
	First lien senior secured loan	9.57%	SOFR (Q)	5.75%		09/2031		14,055.1	13,937.7	14,055.1	(2)(8)(13)
									14,270.4	14,405.8
Polaris Newco, LLC	First lien senior secured loan	8.08%	SOFR (Q)	4.00%		06/2028		66,419.7	65,369.7	62,061.2	(2)(8)
Poseidon IntermediateCo, Inc. (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		06/2032		27,057.8	26,837.2	27,057.8	(2)(8)(13)
Project Boost Purchaser, LLC	First lien senior secured loan	6.82%	SOFR (Q)	2.75%		07/2031		24,223.1	24,186.2	23,678.1	(2)
Proofpoint, Inc. (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		08/2030		27,492.9	26,959.1	27,561.9	(2)
	First lien senior secured loan	7.07%	SOFR (Q)	3.00%		08/2028		8,376.5	8,384.3	8,377.6	(2)(8)
	Second lien senior secured loan	8.04%	Euribor (M)	5.75%		12/2033		25,645.5	26,103.6	25,132.6	(2)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Second lien senior secured loan	9.82%	SOFR (Q)	5.75%		12/2033		25,870.5	25,638.1	25,353.1	(2)(13)
									87,085.1	86,425.2
Property Finder Mercury Ltd (11)	First lien senior secured loan	8.21%	SOFR (S)	4.50%		12/2032		46,767.0	45,352.6	46,767.0	(2)(6)(8)(13)
PushPay USA Inc.	First lien senior secured loan	7.57%	SOFR (Q)	3.75%		08/2031		39,079.2	39,084.1	35,171.2	(2)
QBS Parent, Inc. (11)	First lien senior secured revolving loan					06/2032		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		06/2032		14,526.7	14,472.1	13,945.6	(2)(8)(13)
									14,472.1	13,945.6
QF Holdings, Inc. (11)	First lien senior secured revolving loan	8.40%	SOFR (M)	4.50%		12/2032		410.2	355.4	402.0	(2)(8)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		12/2032		88,024.3	87,631.9	86,263.8	(2)(8)(13)
									87,987.3	86,665.8
RealPage, Inc.	First lien senior secured loan	7.82%	SOFR (Q)	3.75%		04/2028		36,430.2	36,359.9	35,963.5	(2)(8)
	First lien senior secured loan	7.34%	SOFR (Q)	3.00%		04/2028		4,871.0	4,716.5	4,798.9	(2)(8)
									41,076.4	40,762.4
Runway Bidco, LLC (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		12/2031		1,917.3	1,903.0	1,898.1	(2)(8)(13)
Sapphire Software Buyer, Inc. (11)	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		09/2031		40,262.4	39,979.2	39,054.5	(2)(8)(13)
Sedgwick Claims Management Services, Inc.	First lien senior secured loan	6.40%	SOFR (M)	2.50%		07/2031		31,848.4	31,883.3	31,682.4	(2)
Severin Acquisition, LLC (11)	First lien senior secured loan	8.90% (2.25% PIK)	SOFR (M)	5.00%		10/2031		113,012.2	112,203.1	107,361.6	(2)(8)(13)
Sophia, L.P.	First lien senior secured loan	6.40%	SOFR (M)	2.50%		10/2029		59,862.3	59,867.4	58,739.9	(2)(8)
	Second lien senior secured loan	8.65%	SOFR (M)	4.75%		11/2032		7,276.1	7,278.6	7,061.5	(2)(8)
									67,146.0	65,801.4
Spaceship Purchaser, Inc. (11)	First lien senior secured revolving loan					10/2031		—	—	—	(2)(9)(13)
	First lien senior secured loan	7.82%	SOFR (Q)	3.75%		10/2031		76,903.5	76,349.4	76,903.5	(2)(8)(13)
									76,349.4	76,903.5
Spark Purchaser, Inc. (11)	First lien senior secured loan	9.32%	SOFR (Q)	5.25%		04/2031		15,176.3	14,981.1	15,176.3	(2)(8)(13)
Sundance Group Holdings, Inc. (11)	First lien senior secured revolving loan	8.82%	SOFR (Q)	4.75%		07/2029		37.8	36.7	37.5	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		07/2029		4,071.5	4,058.9	4,030.8	(2)(8)(13)
									4,095.6	4,068.3
Superman Holdings, LLC (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		08/2031		51,580.7	51,442.9	51,580.7	(2)(8)(13)
Switch BBF, LLC	Private asset-backed investment	6.13%	SOFR (M)	2.45%		08/2027		1,957.2	1,957.2	1,957.2	(2)(13)
Three Rivers Buyer, Inc. (11)	First lien senior secured loan	8.52%	SOFR (M)	4.75%		11/2031		5,828.2	5,766.3	5,828.2	(2)(8)(13)
Trading Technologies International, Inc. (11)	First lien senior secured loan	8.07%	SOFR (Q)	4.25%		11/2032		18,210.2	18,180.9	18,210.2	(2)(8)(13)
	First lien senior secured loan	8.90%	SOFR (M)	5.00%		11/2032		1,566.7	1,551.0	1,566.7	(2)(8)(13)
									19,731.9	19,776.9
Transit Technologies LLC (11)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(9)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.77%	SOFR (Q)	5.00%		08/2031		11,931.6	11,865.0	11,812.3	(2)(8)(13)
	First lien senior secured loan	8.23%	SOFR (Q)	4.50%		08/2031		6,707.3	6,651.9	6,539.6	(2)(8)(13)
									18,516.9	18,351.9
UFS, LLC and BV-UFS Aggregator, LLC (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		10/2031		34,509.0	34,219.4	34,509.0	(2)(8)(13)
	Membership interests				12/2025		252,608		485.6	601.3	(13)
									34,705.0	35,110.3
UKG Inc. and H&F Unite Partners, L.P.	First lien senior secured loan	6.07%	SOFR (Q)	2.25%		02/2031		22,814.1	22,837.4	22,110.7	(2)
Unicorn Holdco Intermediate II LLC (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		03/2033		13,841.4	13,713.3	13,702.9	(2)(8)(13)
UserZoom Technologies, Inc.	First lien senior secured loan	9.82%	SOFR (Q)	6.00%		04/2029		700.3	688.3	581.2	(2)(8)(13)
Vamos Bidco, Inc. (11)	First lien senior secured revolving loan	8.53%	SOFR (Q)	4.50%		01/2032		1,163.5	1,148.8	1,151.9	(2)(8)(13)
	First lien senior secured loan	8.55%	SOFR (Q)	4.50%		01/2032		16,804.7	16,667.1	16,636.6	(2)(8)(13)
									17,815.9	17,788.5
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (11)	First lien senior secured revolving loan	8.15%	SOFR (Q)	4.25%		12/2032		828.1	780.2	827.3	(2)(8)(13)
	First lien senior secured revolving loan	10.25%	Base rate (Q)	3.25%		12/2032		220.8	208.0	220.6	(2)(8)(13)
	First lien senior secured loan	8.32%	SOFR (Q)	4.25%		12/2032		67,024.3	66,651.4	66,957.3	(2)(8)(13)
	Partnership units				08/2024		3,544,085		3,554.4	5,624.8	(2)(13)
									71,194.0	73,630.0
Viper Bidco, Inc. (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		11/2031		15,953.5	15,844.4	15,794.0	(2)(8)(13)
	First lien senior secured loan	8.23%	SONIA (Q)	4.50%		11/2031		8,993.4	8,484.8	8,903.4	(2)(8)(13)
									24,329.2	24,697.4
Wellington Bidco Inc. and Wellington TopCo LP (11)	First lien senior secured revolving loan	8.82%	SOFR (Q)	4.75%		06/2030		1,189.7	1,136.5	1,177.8	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		06/2030		55,131.9	54,824.5	54,580.6	(2)(8)(13)
	Class A-2 preferred units				06/2024		2,106,000		2,203.3	2,567.3	(2)(13)
									58,164.3	58,325.7
WorkWave Intermediate II, LLC (11)	First lien senior secured loan	9.79%	SOFR (Q)	5.75%		09/2032		180,118.2	178,585.9	176,515.8	(2)(8)(13)

									4,709,456.4	4,590,005.4		46.29%
Commercial and Professional Services
Accommodations Plus Technologies LLC (11)	First lien senior secured loan	9.29%	SOFR (Q)	5.25%		05/2032		16,287.5	16,087.3	16,287.5	(2)(8)(13)
Aldinger Company Inc (11)	First lien senior secured revolving loan	8.78%	SOFR (Q)	4.75%		10/2030		827.1	792.6	827.1	(2)(8)(13)
	First lien senior secured loan	8.78%	SOFR (Q)	4.75%		10/2030		38,496.4	38,299.6	38,496.4	(2)(8)(13)
									39,092.2	39,323.5
AlixPartners, LLP	First lien senior secured loan	5.90%	SOFR (M)	2.00%		08/2032		57,289.6	57,339.3	57,039.2	(2)
AMCP Clean Acquisition Company, LLC	First lien senior secured loan	8.32%	SOFR (Q)	4.25%		06/2030		7,623.5	7,591.9	7,623.5	(2)(8)(13)
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC (11)	First lien senior secured revolving loan	9.15%	SOFR (M)	5.25%		01/2031		1,043.2	1,027.8	1,001.4	(2)(8)(13)
	First lien senior secured loan	9.15%	SOFR (M)	5.25%		01/2031		6,334.0	6,245.9	6,080.6	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Class A-1 units				01/2025		1,134		1,134.0	441.5	(2)(13)
									8,407.7	7,523.5
Bobtail AcquisitionCo, LLC (11)	First lien senior secured revolving loan	8.83%	SOFR (Q)	4.75%		09/2031		877.5	808.5	877.5	(2)(10)(13)
	First lien senior secured loan	8.54%	SOFR (Q)	4.75%		09/2031		35,112.5	34,786.7	35,112.5	(2)(13)
									35,595.2	35,990.0
Cards-Live Oak Holdings, Inc. (11)	First lien senior secured revolving loan	8.82%	SOFR (Q)	4.75%		10/2032		3,771.9	3,734.8	3,771.9	(2)(8)(13)
	First lien senior secured revolving loan	10.75%	Base rate (Q)	3.75%		10/2032		2,350.2	2,327.1	2,350.2	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		10/2032		38,696.6	38,383.6	38,696.6	(2)(8)(13)
	First lien senior secured loan	10.75%	Base rate (Q)	3.75%		10/2032		2,239.4	2,227.0	2,239.4	(2)(8)(13)
									46,672.5	47,058.1
Covanta Holding Corporation	First lien senior secured loan	6.15%	SOFR (M)	2.25%		01/2031		5,955.0	5,942.9	5,945.7	(2)(8)
Covert HoldCo, LP	Senior subordinated loan	9.82%	SOFR (Q)	5.75%		03/2031		224,204.1	220,328.3	224,204.1	(2)(8)(13)
Dayforce, Inc.	First lien senior secured loan	6.82%	SOFR (Q)	3.00%		02/2033		66,447.5	66,149.8	63,872.7	(2)
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P. (11)	First lien senior secured revolving loan	9.33%	SOFR (M)	5.50%		08/2032		7,549.1	7,336.9	7,058.4	(2)(8)(10)(13)
	First lien senior secured loan	9.40%	SOFR (M)	5.50%		08/2032		227,478.0	225,555.9	212,691.9	(2)(8)(13)
	Series A units	8.00% PIK			08/2025		319,400		3,484.2	3,646.9	(2)(13)
									236,377.0	223,397.2
Dorado Bidco, Inc. (11)	First lien senior secured revolving loan					09/2031		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.01%	SOFR (Q)	4.25%		09/2031		6,871.8	6,832.1	6,871.8	(2)(8)(13)
									6,832.1	6,871.8
DP Flores Holdings, LLC (11)	First lien senior secured loan	10.57% (3.25% PIK)	SOFR (Q)	6.50%		09/2030		50,200.6	49,449.0	49,698.6	(2)(8)(13)
Drogon Bidco Inc. & Drogon Aggregator LP (11)	First lien senior secured revolving loan	8.90%	SOFR (M)	5.00%		08/2030		486.9	447.2	486.9	(2)(8)(13)
	First lien senior secured loan	8.90%	SOFR (M)	5.00%		08/2031		39,647.2	39,458.8	39,647.2	(2)(8)(13)
	Class A-2 common units				08/2024		2,662,000		2,662.0	3,718.8	(2)(13)
									42,568.0	43,852.9
Duraserv LLC (11)	First lien senior secured revolving loan	8.65%	SOFR (M)	4.75%		06/2030		1,623.8	1,597.9	1,607.5	(2)(8)(13)
	First lien senior secured loan	8.65%	SOFR (M)	4.75%		06/2031		35,697.2	35,488.1	35,340.2	(2)(8)(13)
									37,086.0	36,947.7
EC Partners Spanish BidCo, S.L.U. (11)	First lien senior secured loan	8.16%	Euribor (Q)	5.75%		01/2032		1,076.5	984.4	1,076.5	(2)(6)(13)
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC (11)	First lien senior secured revolving loan	8.75%	SOFR (S)	4.75%		07/2031		2,499.8	2,445.4	2,499.8	(2)(8)(13)
	First lien senior secured loan	8.59%	SOFR (S)	4.75%		07/2031		30,552.6	30,321.7	30,552.6	(2)(8)(13)
	Common stock				07/2025		5,162,000		5,162.0	6,765.5	(13)
									37,929.1	39,817.9
EMB Purchaser, Inc. (11)	First lien senior secured revolving loan	8.30%	SOFR (Q)	4.50%		03/2032		3,769.6	3,659.5	3,694.2	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.42%	SOFR (Q)	4.50%		03/2032		130,549.4	129,665.8	127,938.4	(2)(8)(13)
									133,325.3	131,632.6
Firebird Acquisition Corp, Inc. (11)	First lien senior secured revolving loan					02/2032		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.82% (2.75% PIK)	SOFR (Q)	5.00%		02/2032		17,842.9	17,777.7	17,842.9	(2)(8)(13)
	First lien senior secured loan	8.32%	SOFR (Q)	4.50%		02/2032		6,495.3	6,477.2	6,495.3	(2)(8)(13)
									24,254.9	24,338.2
FlyWheel Acquireco, Inc. (11)	First lien senior secured revolving loan	10.40%	SOFR (M)	6.50%		05/2028		1,446.4	1,430.9	1,446.4	(2)(8)(13)
	First lien senior secured loan	10.40%	SOFR (M)	6.50%		05/2030		12,991.1	12,789.9	12,991.1	(2)(8)(13)
									14,220.8	14,437.5
Frontline Road Safety Operations, LLC (11)	First lien senior secured revolving loan	8.65%	SOFR (M)	4.75%		03/2032		1,021.9	931.4	1,001.4	(2)(10)(13)
	First lien senior secured loan	8.86% (2.25% PIK)	SOFR (M)	5.00%		03/2032		91,794.4	91,024.2	90,050.2	(2)(13)
	First lien senior secured loan	8.65%	SOFR (M)	4.75%		03/2032		7,710.6	7,632.9	7,556.4	(2)(13)
									99,588.5	98,608.0
G702 Buyer, Inc. (11)	First lien senior secured loan	9.01%	SOFR (S)	4.75%		07/2031		10,125.1	10,004.9	10,125.1	(2)(8)(13)
GCM HVAC Holdco, LLC and GCM HVAC Topco, LLC	First lien senior secured loan	14.00%				09/2031		3,591.8	3,547.3	3,591.8	(2)(13)
	Class A common units				09/2024		1,513,394		1,526.6	1,456.2	(13)
									5,073.9	5,048.0
GFL Environmental Inc.	First lien senior secured loan	6.33%	SOFR (Q)	2.50%		03/2032		31,727.5	31,714.1	31,727.5	(2)
Grant Thornton Advisors LLC	First lien senior secured loan	6.65%	SOFR (M)	2.75%		06/2031		2,881.8	2,887.3	2,763.7	(2)
Helix TS, LLC (11)	First lien senior secured loan	9.32%	SOFR (Q)	5.25%		08/2030		1,502.5	1,442.0	1,494.1	(2)(8)(13)
HP RSS Buyer, Inc. (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		12/2029		38,082.0	37,895.2	38,082.0	(2)(8)(13)
Jones Fish Hatcheries & Distributors, LLC and Pond Management Group Holdings, LLC (11)	First lien senior secured loan	8.08%	SOFR (Q)	4.25%		11/2032		16,724.0	16,576.9	16,724.0	(2)(8)(13)
	Class A units				11/2025		18,870		1,887.0	2,299.4	(13)
									18,463.9	19,023.4
Kings Buyer, LLC (11)	First lien senior secured revolving loan	11.25%	Base rate (Q)	4.25%		10/2027		960.1	948.7	892.9	(2)(8)(13)
	First lien senior secured loan	9.42%	SOFR (Q)	5.25%		10/2027		17,916.6	17,844.6	16,662.5	(2)(8)(13)
									18,793.3	17,555.4
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (11)	First lien senior secured revolving loan	8.82%	SOFR (Q)	5.00%		07/2030		387.0	340.8	379.3	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	5.00%		07/2031		20,314.0	20,111.1	19,907.7	(2)(8)(13)
	Class A common units				07/2024		1,409,000		1,409.0	968.9	(2)(13)
									21,860.9	21,255.9
Lightbeam Bidco, Inc. (11)	First lien senior secured revolving loan					05/2029		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.62%	SOFR (Q)	4.80%		05/2030		29,830.3	29,573.5	29,830.3	(2)(8)(13)
									29,573.5	29,830.3
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
LJP Purchaser, Inc. and LJP Topco, LP (11)	First lien senior secured revolving loan	7.48%	SOFR (Q)	3.75%		09/2030		0.8	0.8	0.8	(2)(8)(10)(13)
	First lien senior secured loan	9.57%	SOFR (Q)	5.50%		09/2030		9,031.0	8,951.4	9,031.0	(2)(8)(13)
	Class A units	8.00% PIK			09/2022		407,020		594.5	566.5	(2)(13)
									9,546.7	9,598.3
MSIS Holdings, Inc. and MS Precision Parent, LP (11)	First lien senior secured revolving loan	10.75%	Base rate (Q)	3.75%		03/2031		172.1	102.1	172.1	(2)(8)(10)(13)
	First lien senior secured loan	8.80%	SOFR (Q)	4.75%		03/2031		29,222.8	28,901.7	29,222.8	(2)(8)(13)
	Class A-1 units				03/2025		1,359,000		1,359.0	2,053.3	(2)(13)
									30,362.8	31,448.2
Multi-Color Corporation and LABL, Inc.	First lien senior secured loan	8.64% (2.38% PIK)	SOFR (Q)	4.88%		05/2033		40,191.5	36,412.4	33,459.4	(2)
	Series A preferred units				05/2026		14,065		12,903.0	9,892.3	(2)
	Common units				05/2026		27,726		1,913.6	1,957.0	(2)
	Warrant to purchase common stock				05/2026	05/2033	12,908		129.1	3.9	(2)(13)
									51,358.1	45,312.6
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	First lien senior secured loan	8.86%	SOFR (Q)	5.00%		02/2033		145,188.2	143,929.0	144,359.2	(2)(8)
Priority Waste Holdings LLC and Priority Waste Holdings Indiana LLC (11)	First lien senior secured revolving loan	8.23%	SOFR (Q)	4.50%		08/2029		1.5	1.5	1.5	(2)(8)(13)
	First lien senior secured loan	9.50% PIK	SOFR (Q)	5.75%		05/2031		43,612.0	43,364.4	43,559.1	(2)(8)(13)
									43,365.9	43,560.6
PSC Parent, Inc. (11)	First lien senior secured revolving loan	9.15%	SOFR (M)	5.25%		04/2030		3,896.3	3,848.9	3,857.4	(2)(8)(10)(13)
	First lien senior secured loan	9.01%	SOFR (Q)	5.25%		04/2031		54,733.1	54,429.2	54,185.8	(2)(8)(13)
									58,278.1	58,043.2
PYE-Barker Fire & Safety, LLC (11)	First lien senior secured loan	6.57%	SOFR (Q)	2.50%		12/2032		32,884.3	32,910.1	32,919.2	(2)
Rocket Buyer, LLC (11)	First lien senior secured revolving loan	8.24%	SOFR (Q)	4.50%		02/2033		103.4	100.2	102.4	(2)(8)(13)
	First lien senior secured loan	8.24%	SOFR (Q)	4.50%		02/2033		1,345.6	1,334.6	1,332.2	(2)(8)(13)
									1,434.8	1,434.6
Saturn Purchaser Corp. (11)	First lien senior secured loan	8.41%	SOFR (Q)	4.50%		07/2030		7,505.7	7,486.0	7,505.7	(2)(8)(13)
SGM Acquisition Sub, LLC and Schill Holdings, LP (11)	First lien senior secured revolving loan	8.65%	SOFR (M)	4.75%		12/2031		1,043.4	1,005.7	1,043.4	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		12/2031		17,594.1	17,441.5	17,594.1	(2)(8)(13)
	Common units				12/2025		1,010,000		1,010.0	815.1	(13)
									19,457.2	19,452.6
SV Newco 2, Inc. and Site 2020 Incorporated (11)	First lien senior secured revolving loan	11.00%	Base rate (Q)	4.00%		06/2031		2,335.7	2,303.9	2,335.7	(2)(6)(8)(10)(13)
	First lien senior secured revolving loan	8.96%	SOFR (Q)	5.00%		06/2031		2,138.8	2,109.6	2,138.8	(2)(6)(8)(10)(13)
	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		06/2031		27,586.0	27,367.7	27,586.0	(2)(6)(8)(13)
	First lien senior secured loan	11.00%	Base rate (Q)	4.00%		06/2031		1,901.9	1,892.4	1,901.9	(2)(6)(8)(13)
									33,673.6	33,962.4
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Talon Buyer Inc. and Talon Holdings SCSP (11)	First lien senior secured revolving loan	8.34%	SOFR (Q)	4.50%		07/2032		390.6	331.2	386.7	(2)(8)(13)
	First lien senior secured loan	8.25%	SOFR (Q)	4.50%		07/2032		19,394.1	19,180.7	19,200.1	(2)(8)(13)
	First lien senior secured loan	8.07%	SOFR (Q)	4.25%		07/2032		4,347.4	4,262.1	4,303.9	(2)(8)(13)
	Class A units				07/2025		7,785,000		7,785.0	7,518.8	(2)(6)(13)
									31,559.0	31,409.5
TSS Buyer, LLC (11)	First lien senior secured loan	9.06%	SOFR (Q)	5.00%		06/2029		10,627.1	10,494.9	10,627.1	(2)(8)(13)
TVG-MGT Upper Intermediate Holdings, LLC and Vistria Blocked MGT Investor, LP	Senior subordinated loan	14.00% PIK				08/2031		24,322.6	23,811.0	23,106.5	(2)(13)
	Class A common units				08/2025		2,281		3,478.6	2,190.7	(2)(13)
									27,289.6	25,297.2
Unity Purchaser, LLC and Unity Ultimate Holdings, LP (11)	First lien senior secured loan	8.79%	SOFR (Q)	4.75%		01/2031		15,569.3	15,415.0	15,413.6	(2)(8)(13)
	Class A-1 units				01/2025		2,271,000		2,271.0	2,316.0	(2)(13)
									17,686.0	17,729.6
UP Intermediate II LLC and UPBW Blocker LLC (11)	First lien senior secured revolving loan					03/2031		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		03/2032		18,581.4	18,355.7	18,581.4	(2)(8)(13)
	Senior preferred units	15.00% PIK			07/2025		10,858		1,293.8	1,293.8	(2)(13)
	Common units				03/2024		31,790		3,179.0	7,586.2	(2)(13)
	Common units				09/2024		2,060		173.0	491.5	(2)(13)
									23,001.5	27,952.9
Valcourt Holdings II, LLC and Jobs Holdings, Inc. (11)	First lien senior secured revolving loan	7.23%	SOFR (Q)	3.50%		05/2033		0.7	0.7	0.7	(2)(8)(13)
	First lien senior secured loan	8.49%	SOFR (Q)	4.75%		05/2033		126,246.3	124,987.4	126,246.3	(2)(8)(13)
									124,988.1	126,247.0
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (11)	First lien senior secured revolving loan	8.07%	SOFR (Q)	4.00%		05/2030		5,982.4	5,909.7	5,982.4	(2)(8)(13)
	First lien senior secured revolving loan	7.87%	SOFR (Q)	4.00%		05/2030		4,586.5	4,520.9	4,586.5	(2)(8)(10)(13)
	First lien senior secured revolving loan	10.00%	Base rate (Q)	3.00%		05/2030		2,193.5	2,162.2	2,193.5	(2)(8)(10)(13)
	First lien senior secured loan	9.32%	SOFR (Q)	5.25%		05/2030		35,109.0	34,780.9	35,109.0	(2)(8)(13)
	Class A preferred units	10.00% PIK			05/2024		11,930		1,505.1	1,505.1	(13)
	Class A common units				05/2024		1,111		—	622.1	(13)
									48,878.8	49,998.6
Xplor T1, LLC	First lien senior secured loan	7.05%	SOFR (Q)	3.25%		12/2032		38,628.5	38,444.4	37,180.0	(2)(13)
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc. (11)	First lien senior secured revolving loan	8.82%	SOFR (Q)	4.75%		07/2031		904.5	861.0	850.2	(2)(8)(10)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		07/2031		52,709.6	52,381.2	49,547.0	(2)(8)(13)
									53,242.2	50,397.2

									2,170,918.0	2,156,887.8		21.75%
Investment Funds and Vehicles
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
A8 - A (Feeder) L.P. (12)	Limited partnership interests				03/2025		0.44%		1,084.7	716.1	(6)
ABPCI 2022-11	Collateralized loan obligation	10.81%	SOFR (Q)	7.00%		01/2038		7,000.0	7,000.0	6,915.1	(6)(13)
ABPCI 2023-12	Collateralized loan obligation	12.08%	SOFR (Q)	8.25%		07/2037		4,800.0	4,800.0	4,865.2	(6)(13)
ABPCI 2025-20A	Collateralized loan obligation	10.09%	SOFR (Q)	6.25%		04/2037		1,450.0	1,450.0	1,439.3	(6)(13)
ABPCI 2025-21	Collateralized loan obligation	10.73%	SOFR (Q)	7.00%		07/2037		11,000.0	11,000.0	10,878.4	(6)(13)
ABPF 2025-2	Collateralized loan obligation	7.63%	SOFR (Q)	3.90%		10/2037		17,000.0	17,000.0	17,038.7	(6)(13)
	Collateralized loan obligation	10.98%	SOFR (Q)	7.25%		10/2037		3,600.0	3,600.0	3,620.9	(6)(13)
									20,600.0	20,659.6
ADLP LLC (5)(14)	Subordinated certificates	10.00%				10/2035		1,003,200.0	1,003,200.0	1,003,200.0	(6)(13)(15)
	Membership interest						80.00%	—	—	—	(6)
									1,003,200.0	1,003,200.0
Advent International GPE VII-E Limited Partnership (12)	Limited partnership interests				03/2025		0.69%		941.0	969.9	(6)
AIMCO 2025-23	Collateralized loan obligation	16.15%				04/2038		10,245.0	8,566.6	7,899.2	(6)(13)(17)
AIMCO 2025-24	Collateralized loan obligation	12.16%				04/2038		8,380.0	6,600.8	5,165.0	(6)(13)(17)
AIMCO 2025-28	Collateralized loan obligation	15.12%				01/2039		15,965.0	13,808.3	11,972.3	(6)(13)(17)
AIMCO CLO 30, LTD.	Collateralized loan obligation	21.00%				11/2030		6,105.7	6,105.7	6,105.7	(6)(13)(17)
Alp CFO 2025, L.P. and Alp CFO 2025 (Offshore Feeder) A, L.P. (12)	Private asset-backed investment				08/2025		11,666,532		11,666.5	12,658.2	(6)(13)
	Private asset-backed investment	12.24%				07/2037		9,770.0	9,770.0	9,770.0	(6)(13)
	Private asset-backed investment				08/2025		5,523,000		5,523.0	5,561.7	(6)(13)
									26,959.5	27,989.9
ANCHC 2019-13	Collateralized loan obligation	10.25%	SOFR (Q)	6.50%		04/2038		5,000.0	5,000.0	4,608.4	(6)(13)
ANCHC 2021-19	Collateralized loan obligation	16.11%				10/2038		1,830.1	1,185.8	949.0	(6)(13)(17)
ANCHC 2023-26	Collateralized loan obligation	9.98%	SOFR (Q)	6.25%		03/2038		1,350.0	1,350.0	1,359.6	(6)(13)
ANCHC 2025-33	Collateralized loan obligation	9.83%	SOFR (Q)	6.10%		10/2038		550.0	550.0	552.1	(6)(13)
ANCHF 2025-18	Collateralized loan obligation	13.50%				10/2040		32,376.0	29,377.1	23,747.8	(6)(13)(17)
ANCHF 2025-19	Collateralized loan obligation	13.24%				10/2040		37,070.0	31,602.7	21,752.9	(6)(13)(17)
ANCHF 2026-20	Collateralized loan obligation	8.30%				04/2042		9,080.0	9,080.0	7,790.3	(6)(13)(17)
Apax Europe VI - A, L.P. (12)	Limited partnership interests				03/2025		0.39%		664.2	620.9	(6)
Apax Europe VII - B, L.P. (12)	Limited partnership interests				03/2025		0.39%		370.2	51.9	(6)
Apax VIII - B, L.P. (12)	Limited partnership interests				03/2025		0.14%		382.1	263.8	(6)
Aquiline Financial Services Fund LP.	Limited partnership interests				03/2025		0.18%		453.8	589.9	(6)
ATRM 14	Collateralized loan obligation	10.29%	SOFR (Q)	6.50%		10/2037		5,600.0	5,600.0	5,134.3	(6)(13)
	Collateralized loan obligation	9.67%				10/2037		8,171.4	4,106.6	2,675.9	(6)(13)(17)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Collateralized loan obligation	7.47%				10/2037		639.5	341.6	209.4	(6)(13)(17)
									10,048.2	8,019.6
ATRM 15	Collateralized loan obligation	10.29%	SOFR (Q)	6.50%		07/2037		1,637.5	1,667.6	1,481.7	(6)(13)
BABSN 2023-1	Collateralized loan obligation	10.43%	SOFR (Q)	6.70%		04/2038		2,700.0	2,700.0	2,686.4	(6)(13)
Bain Capital Europe Fund IV, L.P. (12)	Limited partnership interests				09/2025		0.04%		356.9	366.3	(6)
Bain Capital Europe V, SCSp (12)	Limited partnership interests				09/2025		0.01%		599.4	816.2	(6)
Bain Capital Fund XI, L.P. (12)	Limited partnership interests				09/2025		0.11%		1,323.5	1,560.5	(6)
Bain Capital Fund XII, L.P. (12)	Limited partnership interests				09/2025		0.01%		84.8	527.9	(6)
BALLY 2022-21	Collateralized loan obligation	11.33%				10/2037		2,520.0	2,091.0	1,466.2	(6)(13)(17)
BALLY 2024-26	Collateralized loan obligation	13.74%				07/2037		5,481.7	3,401.3	3,001.2	(6)(13)(17)
BC European Capital IX - 2 LP (12)	Limited partnership interests				09/2025		0.06%		700.0	668.8	(6)
	Limited partnership interests				03/2025		0.05%		683.3	602.5	(6)
									1,383.3	1,271.3
BC European Capital X - 2 LP (12)	Limited partnership interests				09/2025		0.03%		1,245.9	1,427.9	(6)
BC Partners Galileo (2) L.P. (12)	Limited partnership interests				09/2025		0.52%		570.6	711.1	(6)
BCC 2022-1	Collateralized loan obligation	17.86%				10/2038		10,978.5	3,157.3	2,485.9	(6)(13)(17)
BERRY 2024-1	Collateralized loan obligation	10.47%				10/2037		2,610.0	2,013.8	1,233.1	(6)(13)(17)
	Collateralized loan obligation					10/2037		2,610.0	—	132.0	(6)(13)(17)
									2,013.8	1,365.1
Blackstone Capital Partners VI L.P. (12)	Limited partnership interests				03/2025		0.05%		849.2	831.9	(6)
	Limited partnership interests				09/2025		0.03%		463.1	486.9	(6)
									1,312.3	1,318.8
Bridgepoint Europe VI 'E' LP (12)	Limited partnership interests				09/2025		0.01%		403.9	613.8	(6)
BSP 2016-9	Collateralized loan obligation	9.63%	SOFR (Q)	5.90%		10/2037		3,125.0	3,125.0	3,094.0	(6)(13)
BSP 2021-25	Collateralized loan obligation	8.35%	SOFR (Q)	4.60%		01/2035		990.0	984.3	993.1	(6)(13)
BSP 2022-28	Collateralized loan obligation	9.13%	SOFR (Q)	5.40%		10/2037		500.0	500.0	501.3	(6)(13)
BSP 2023-30	Collateralized loan obligation	9.26%	SOFR (Q)	5.45%		04/2038		2,000.0	2,000.0	1,966.0	(6)(13)
BSP 2023-31	Collateralized loan obligation	10.98%	SOFR (Q)	7.17%		04/2038		625.0	613.1	635.0	(6)(13)
BSP 2023-32	Collateralized loan obligation	16.60%				10/2038		1,050.0	872.6	784.6	(6)(13)(17)
BSP 2024-37	Collateralized loan obligation	13.38%				01/2038		8,430.0	7,904.1	6,429.6	(6)(13)(17)
BSP 2024-38	Collateralized loan obligation	8.81%	SOFR (Q)	5.00%		01/2038		3,750.0	3,750.0	3,647.0	(6)(13)
BSP 2025-40	Collateralized loan obligation	12.53%				07/2038		11,290.0	10,083.6	7,937.4	(6)(13)(17)
BYRDPK 2025-1	Collateralized loan obligation	16.67%				07/2038		1,310.0	931.8	725.3	(6)(13)(17)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Collateralized loan obligation					07/2038		1,310.0	—	25.9	(6)(13)(17)
									931.8	751.2
CAIF 1	Commercial mortgage-backed security	9.48%	SONIA (Q)	5.75%		08/2035		26,442.2	26,140.7	26,172.5	(6)(13)
	Commercial mortgage-backed security	10.88%	SONIA (Q)	7.15%		08/2035		13,429.3	13,066.3	13,173.0	(6)(13)
									39,207.0	39,345.5
Catterton Partners VII, L.P. (12)	Limited partnership interests				03/2025		0.32%		1,421.8	1,550.4	(6)
CAVU 2021-1	Collateralized loan obligation	10.75%	SOFR (Q)	7.00%		07/2037		1,000.0	1,000.0	987.1	(6)(13)
CAVU 2022-2	Collateralized loan obligation	10.18%	SOFR (Q)	6.45%		03/2038		2,950.0	2,950.0	2,930.2	(6)(13)
CAVU 2025-2	Collateralized loan obligation	9.48%	SOFR (Q)	5.75%		03/2038		4,500.0	4,500.0	4,534.7	(6)(13)
CEDF 2021-14	Collateralized loan obligation	12.61%				07/2033		1,840.0	969.5	639.1	(6)(13)(17)
CGMS 2018-4	Collateralized loan obligation	11.61%	SOFR (Q)	7.86%		10/2037		250.0	257.6	250.0	(6)(13)
CGMS 2019-2	Collateralized loan obligation	10.75%	SOFR (Q)	7.00%		10/2037		4,387.5	4,387.5	4,294.7	(6)(13)
CGMS 2021-5	Collateralized loan obligation	9.63%	SOFR (Q)	5.90%		03/2038		2,500.0	2,500.0	2,463.4	(6)(13)
CGMS 2021-8	Collateralized loan obligation	9.00%	SOFR (Q)	5.25%		10/2038		6,900.0	6,900.0	6,700.8	(6)(13)
CGMS 2022-2	Collateralized loan obligation	10.68%	SOFR (Q)	6.95%		01/2038		2,850.0	2,850.0	2,843.9	(6)(13)
CGMS 2022-5	Collateralized loan obligation	10.85%	SOFR (Q)	7.10%		10/2037		4,190.0	4,190.0	4,080.2	(6)(13)
CGMS 2022-6	Collateralized loan obligation	15.11%				10/2038		1,173.5	993.0	691.6	(6)(13)(17)
CGMS 2023-1	Collateralized loan obligation	9.48%	SOFR (Q)	5.75%		07/2037		3,700.0	3,700.0	3,639.4	(6)(13)
	Collateralized loan obligation	13.06%				07/2037		14,886.3	11,413.5	6,738.2	(6)(13)(17)
									15,113.5	10,377.6
CGMS 2023-2	Collateralized loan obligation	14.17%				07/2038		15,070.7	11,919.1	6,283.5	(6)(13)(17)
CGMS 2024-5	Collateralized loan obligation	12.77%				10/2036		2,700.0	2,198.5	1,605.1	(6)(13)(17)
CGMS 2025-5	Collateralized loan obligation	14.33%				01/2039		14,325.0	12,033.4	10,090.8	(6)(13)(17)
CIFC 2018-1	Collateralized loan obligation	8.75%				01/2038		5,018.1	1,992.3	1,361.0	(6)(13)(17)
CIFC 2019-1	Collateralized loan obligation	15.54%				10/2037		4,117.4	2,076.0	1,771.0	(6)(13)(17)
CIFC 2019-5	Collateralized loan obligation	17.17%				10/2038		2,304.4	1,382.6	1,166.6	(6)(13)(17)
	Collateralized loan obligation	17.17%				10/2038		270.0	162.0	142.2	(6)(13)(17)
									1,544.6	1,308.8
CIFC 2021-1	Collateralized loan obligation	9.81%	SOFR (Q)	6.00%		07/2037		1,820.0	1,820.0	1,824.7	(6)(13)
CIFC 2021-4	Collateralized loan obligation	9.95%	SOFR (Q)	6.20%		07/2037		1,000.0	1,000.6	1,003.9	(6)(13)
CIFC 2022-5	Collateralized loan obligation	16.13%				03/2038		19,367.1	14,412.0	12,567.0	(6)(13)(17)
CIFC 2022-6	Collateralized loan obligation	9.54%	SOFR (Q)	5.75%		10/2038		437.5	437.5	431.8	(6)(13)
CIFC 2024-4	Collateralized loan obligation	13.51%				10/2037		2,600.0	2,182.7	1,717.0	(6)(13)(17)
CIFC 2025-3	Collateralized loan obligation	12.84%				07/2038		9,717.5	7,903.6	6,903.0	(6)(13)(17)
CIFC 2025-4	Collateralized loan obligation	12.97%				10/2038		14,820.0	12,840.0	11,034.1	(6)(13)(17)
CIFC 2025-7	Collateralized loan obligation	15.08%				01/2039		17,020.0	15,068.8	13,626.2	(6)(13)(17)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CIFC 2026-2	Collateralized loan obligation	12.40%				07/2039		6,530.0	5,877.0	5,899.8	(6)(13)(17)
Clayton, Dubilier & Rice Fund IX (Credit), L.P.	Limited partnership interests				09/2025		—%		—	1.5	(6)
Clayton, Dubilier & Rice Fund IX, L.P. (12)	Limited partnership interests				09/2025		0.03%		750.9	991.2	(6)
CLRMPK 2025-1	Collateralized loan obligation	13.84%				04/2038		15,725.0	12,568.9	8,861.5	(6)(13)(17)
	Collateralized loan obligation					04/2038		15,725.0	—	364.5	(6)(13)(17)
									12,568.9	9,226.0
Constellation Wealth Capital Fund, L.P., Constellation Wealth Capital Fund II LP, and CWC Fund II GP Capital LP (12)	Limited partnership interests				01/2024		3,457,183		3,215.6	3,772.5	(6)
	Limited partnership interests						3,510,000		1,431.3	1,431.3	(6)
	Limited partnership interests						2,340,000		996.4	996.4	(6)
									5,643.3	6,200.2
CVC Capital Partners VI (B) L.P. (12)	Limited partnership interests				09/2025		0.04%		3,034.1	3,297.0	(6)
CVC Capital Partners VII (A) L.P. (12)	Limited partnership interests				09/2025		—%		286.5	357.9	(6)
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interest				03/2024		6,653,000		6,700.2	8,505.3	(2)(6)(13)
DCLO 2021-1	Collateralized loan obligation	13.86%				10/2037		2,439.0	1,981.7	1,766.1	(6)(13)(17)
DCLO 2022-3	Collateralized loan obligation	16.96%				01/2038		5,784.0	4,408.1	3,789.7	(6)(13)(17)
DCLO 2025-9	Collateralized loan obligation	19.02%				04/2038		4,385.0	3,389.5	3,194.7	(6)(13)(17)
DRSLF 2022-104	Collateralized loan obligation	11.13%	SOFR (Q)	7.40%		08/2034		5,756.0	5,756.0	5,784.1	(6)(13)
ELM12 2021-5	Collateralized loan obligation	9.65%	SOFR (Q)	5.90%		10/2037		1,475.0	1,475.0	1,457.1	(6)(13)
ELM24 2023-3	Collateralized loan obligation	8.85%	SOFR (Q)	5.10%		01/2038		2,000.0	2,000.0	1,990.3	(6)(13)
ELM32 2024-8	Collateralized loan obligation	11.08%				10/2037		2,520.0	2,114.9	1,669.4	(6)(13)(17)
ELM35 2024-11	Collateralized loan obligation	11.05%				10/2037		1,740.0	1,472.6	1,147.8	(6)(13)(17)
ELM44 2025-7	Collateralized loan obligation	13.17%				10/2038		24,550.0	19,581.2	18,030.1	(6)(13)(17)
ELMW2 2019-2	Collateralized loan obligation	9.48%	SOFR (Q)	5.75%		10/2037		4,920.0	4,883.8	4,867.7	(6)(13)
ELMW4 2020-1	Collateralized loan obligation	9.88%	SOFR (Q)	6.15%		04/2037		2,738.0	2,761.3	2,713.9	(6)(13)
GNRT 2024-20	Collateralized loan obligation	13.93%				01/2038		13,950.0	10,671.2	8,930.6	(6)(13)(17)
GNRT 9	Collateralized loan obligation	10.08%	SOFR (Q)	6.35%		01/2038		2,000.0	2,000.0	1,839.4	(6)(13)
HAMLN 2024-1	Collateralized loan obligation	9.13%	SOFR (Q)	5.40%		10/2037		2,017.5	2,017.5	1,983.9	(6)(13)
HarbourVest Structured Solutions 2025 L.P. and HarbourVest Structured Solutions 2025 Feeder L.P. (11)(12)	Private asset-backed investment					03/2041	4,048,322		3,908.7	4,295.3	(6)(13)
	Private asset-backed investment	12.25%				03/2041		4,048.3	3,981.9	4,048.3	(6)(13)
	Private asset-backed investment	7.96%				03/2041		3,967.4	3,902.2	3,834.8	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									11,792.8	12,178.4
Hellman & Friedman Capital Partners VIII, L.P. (12)	Limited partnership interests				09/2025		0.02%		1,579.4	1,707.4	(6)
HgCapital 8 A L.P. (12)	Limited partnership interests				09/2025		0.05%		1,004.7	866.7	(6)
HPPK 2024-1	Collateralized loan obligation	13.59%				10/2037		3,360.0	2,636.4	1,669.6	(6)(13)(17)
Insight Venture Partners (Cayman) VII, LP (12)	Limited partnership interests				03/2025		0.29%		1,868.7	1,648.2	(6)
Insight Venture Partners (Delaware) VIII, LP (12)	Limited partnership interests				03/2025		0.10%		1,748.0	1,978.7	(6)
Insight Venture Partners Coinvestment Fund II, LP	Limited partnership interests				03/2025		0.41%		2,160.0	2,164.3	(6)
INVCO 2023-2	Collateralized loan obligation	11.61%	SOFR (Q)	7.88%		04/2038		2,730.0	2,651.5	2,725.9	(6)(13)
JPMMT 2026-ACES1	Residential mortgage-backed security	7.86%				04/2066		36,628.0	36,836.9	36,018.6	(6)(13)
	Residential mortgage-backed security	1.63%				04/2066	1,202,383,752		34,057.6	34,277.6	(6)(13)
									70,894.5	70,296.2
Kelso Investment Associates IX, L.P. (12)	Limited partnership interests				09/2025		0.14%		1,368.3	1,164.0	(6)
KKR 2024-53	Collateralized loan obligation	10.25%	SOFR (Q)	6.50%		01/2038		2,235.0	2,235.0	2,254.0	(6)(13)
	Collateralized loan obligation	10.20%				01/2038		6,100.0	4,831.2	3,532.0	(6)(13)(17)
									7,066.2	5,786.0
KKR 2024-56	Collateralized loan obligation	11.75%				10/2037		4,910.0	3,696.0	2,725.3	(6)(13)(17)
KKR 32	Collateralized loan obligation	11.50%				04/2037		1,537.6	616.1	676.1	(6)(13)(17)
KKR North America Fund XI, L.P.	Limited partnership interests				09/2025		0.11%		974.9	1,608.6	(6)
KLLM 2	Collateralized loan obligation	11.08%	SOFR (Q)	7.35%		10/2037		250.0	251.1	239.9	(6)(13)
KLLM 2022-10	Collateralized loan obligation	8.63%	SOFR (Q)	4.90%		01/2038		2,750.0	2,750.0	2,661.9	(6)(13)
KLLM 2024-17	Collateralized loan obligation	9.88%	SOFR (Q)	6.15%		10/2037		930.0	935.3	934.0	(6)(13)
KLLM 2024-18	Collateralized loan obligation	13.82%				01/2038		7,160.0	5,674.1	4,209.1	(6)(13)(17)
KLLM 6	Collateralized loan obligation	10.98%	SOFR (Q)	7.25%		10/2037		1,820.0	1,820.0	1,794.7	(6)(13)
Linden Structured Capital Fund II-A LP (12)	Limited partnership interest				07/2024		2,653,411		1,926.5	2,513.1	(2)(6)
MAGNE 2019-24	Collateralized loan obligation	10.15%	SOFR (Q)	6.40%		04/2035		500.0	500.1	493.7	(6)(13)
MAGNE 2020-28	Collateralized loan obligation	11.62%				01/2035		6,789.8	4,855.6	3,606.9	(6)(13)(17)
MAGNE 2022-33	Collateralized loan obligation	9.28%	SOFR (Q)	5.55%		10/2037		5,875.0	5,875.0	5,890.4	(6)(13)
MAGNE 2024-42	Collateralized loan obligation	16.07%				01/2038		920.0	636.1	547.0	(6)(13)(17)
MAGNE 2024-44	Collateralized loan obligation	12.64%				10/2037		4,100.0	3,295.5	2,638.1	(6)(13)(17)
MAGNE 2025-43	Collateralized loan obligation	17.96%				07/2038		1,970.0	1,306.3	1,340.2	(6)(13)(17)
MAGNE 2025-48	Collateralized loan obligation	12.23%				10/2038		17,210.0	15,050.3	12,173.6	(6)(13)(17)
MAGNE 2025-51	Collateralized loan obligation	13.63%				10/2038		19,791.0	17,756.7	15,583.6	(6)(13)(17)
MAGNE 2026-55	Collateralized loan obligation	12.10%				04/2039		17,215.0	15,493.5	15,610.8	(6)(13)(17)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
MDPK 2015-17	Collateralized loan obligation	15.54%				07/2045		59,391.7	7,538.3	4,857.4	(6)(13)(17)
	Collateralized loan obligation	15.54%				07/2030		6,173.4	783.6	504.9	(6)(13)(17)
									8,321.9	5,362.3
MDPK 2016-20	Collateralized loan obligation	10.21%	SOFR (Q)	6.40%		10/2037		2,727.5	2,727.5	2,291.7	(6)(13)
MDPK 2016-22	Collateralized loan obligation	14.55%				01/2033		3,140.0	1,500.2	1,107.1	(6)(13)(17)
MDPK 2018-30	Collateralized loan obligation	8.50%				07/2037		750.0	750.0	715.1	(6)(13)
	Collateralized loan obligation	11.00%				07/2027		14,921.4	7,768.0	4,707.9	(6)(13)(17)
									8,518.0	5,423.0
MDPK 2018-31	Collateralized loan obligation	10.15%	SOFR (Q)	6.40%		07/2037		1,100.0	1,102.0	1,009.7	(6)(13)
MDPK 2018-32	Collateralized loan obligation	10.13%	SOFR (Q)	6.40%		07/2037		4,850.0	4,850.0	4,370.2	(6)(13)
	Collateralized loan obligation	9.25%				01/2048		2,360.0	1,023.4	529.0	(6)(13)(17)
	Collateralized loan obligation	9.25%				01/2048		744.0	322.6	166.8	(6)(13)(17)
									6,196.0	5,066.0
MDPK 2019-34	Collateralized loan obligation	10.29%	SOFR (Q)	6.50%		10/2037		1,700.0	1,700.0	1,511.2	(6)(13)
MDPK 2019-37	Collateralized loan obligation	10.35%	SOFR (Q)	6.60%		04/2037		1,000.0	1,000.0	893.7	(6)(13)
	Collateralized loan obligation	13.64%				04/2037		1,666.6	806.5	540.2	(6)(13)(17)
									1,806.5	1,433.9
MDPK 2020-46	Collateralized loan obligation	9.00%	SOFR (Q)	5.25%		10/2034		2,000.0	1,969.0	1,730.2	(6)(13)
MDPK 2021-59	Collateralized loan obligation	10.13%	SOFR (Q)	6.40%		04/2037		2,890.0	2,884.1	2,589.1	(6)(13)
MDPK 2022-60	Collateralized loan obligation	10.31%	SOFR (Q)	6.50%		10/2037		5,625.0	5,625.0	5,275.8	(6)(13)
	Collateralized loan obligation	11.01%				10/2037		1,081.5	846.6	438.3	(6)(13)(17)
									6,471.6	5,714.1
MDPK 2023-63	Collateralized loan obligation	9.73%	SOFR (Q)	6.00%		07/2038		4,750.0	4,750.0	4,401.6	(6)(13)
MDPK 2023-63A	Collateralized loan obligation	18.45%				07/2038		1,702.6	1,036.2	874.3	(6)(13)(17)
MDPK 2024-66	Collateralized loan obligation	9.23%	SOFR (Q)	5.50%		10/2037		2,500.0	2,500.0	2,316.6	(6)(13)
	Collateralized loan obligation	11.97%				10/2037		2,410.0	2,146.5	1,489.9	(6)(13)(17)
									4,646.5	3,806.5
MDPK 2024-68	Collateralized loan obligation	8.83%	SOFR (Q)	5.10%		01/2038		2,375.0	2,375.0	2,251.5	(6)(13)
MDPK 2024-69	Collateralized loan obligation	10.06%	SOFR (Q)	6.25%		07/2037		1,500.0	1,500.0	1,417.8	(6)(13)
MDPK 2025-65	Collateralized loan obligation	8.79%	SOFR (Q)	5.00%		07/2038		2,400.0	2,400.0	2,325.8	(6)(13)
MDPK 2025-71	Collateralized loan obligation	16.96%				04/2038		4,120.0	3,330.6	2,892.2	(6)(13)(17)
MDPK 2025-72	Collateralized loan obligation	14.13%				07/2038		10,470.0	9,589.1	8,436.3	(6)(13)(17)
MDPK 2025-75	Collateralized loan obligation	13.33%				01/2039		21,935.0	20,450.7	19,147.7	(6)(13)(17)
MidOcean CLO Equity Fund I, LP	Private asset-backed investment	9.00%			10/2024		35,996,269		35,966.6	35,996.3	(6)(13)
Montagu V (US) L.P. (12)	Limited partnership interests				03/2025		0.57%		1,458.4	1,772.5	(6)
Montagu VII (B) SCSp (12)	Limited partnership interests				03/2025		0.02%		206.4	216.9	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
New Mountain Partners III, L.P. (12)	Limited partnership interests				03/2025		0.20%		320.9	139.4	(6)
New Mountain Partners IV, L.P. (12)	Limited partnership interests				03/2025		0.20%		937.0	781.8	(6)
NMC CLO-2	Collateralized loan obligation	9.45%	SOFR (Q)	5.70%		01/2038		937.5	937.5	883.1	(6)(13)
OAKC 2012-7	Collateralized loan obligation	8.94%				02/2038		480.0	254.8	187.0	(6)(13)(17)
OAKC 2015-12	Collateralized loan obligation	6.70%				07/2039		18,547.9	9,649.4	7,305.9	(6)(13)(17)
OAKC 2016-13	Collateralized loan obligation	9.48%	SOFR (Q)	5.75%		10/2037		1,220.0	1,220.0	1,219.9	(6)(13)
	Collateralized loan obligation	7.86%				10/2037		2,920.0	2,202.0	1,355.0	(6)(13)(17)
	Collateralized loan obligation	7.86%				01/2030		1,400.0	1,055.8	649.6	(6)(13)(17)
									4,477.8	3,224.5
OAKC 2017-15	Collateralized loan obligation	12.29%				01/2030		4,079.5	1,894.5	1,506.0	(6)(13)(17)
OAKC 2019-2	Collateralized loan obligation	11.24%				01/2038		3,330.0	2,779.0	2,136.8	(6)(13)(17)
OAKC 2019-3	Collateralized loan obligation	9.64%				07/2032		3,590.0	2,866.6	2,049.2	(6)(13)(17)
OAKC 2019-4	Collateralized loan obligation	8.68%	SOFR (Q)	4.95%		01/2038		3,640.0	3,640.0	3,567.8	(6)(13)
OAKC 2020-5	Collateralized loan obligation	8.87%				10/2037		3,130.0	2,656.4	1,845.6	(6)(13)(17)
OAKC 2020-6	Collateralized loan obligation	8.98%	SOFR (Q)	5.25%		10/2037		1,100.0	1,100.0	1,104.9	(6)(13)
	Collateralized loan obligation	9.08%				10/2037		2,966.0	2,957.7	2,079.5	(6)(13)(17)
									4,057.7	3,184.4
OAKC 2021-8	Collateralized loan obligation	11.16%				01/2038		3,190.0	2,650.8	2,013.7	(6)(13)(17)
OAKC 2021-9	Collateralized loan obligation	9.23%	SOFR (Q)	5.50%		10/2037		2,050.0	2,050.0	2,028.5	(6)(13)
	Collateralized loan obligation	9.48%				10/2037		1,500.0	1,351.2	975.2	(6)(13)(17)
									3,401.2	3,003.7
OAKC 2021-16	Collateralized loan obligation	7.77%				10/2034		1,210.0	947.8	639.6	(6)(13)(17)
OAKC 2022-12R	Collateralized loan obligation	8.58%	SOFR (Q)	4.85%		07/2037		6,700.0	6,700.0	6,537.2	(6)(13)
OAKCL 2025-32	Collateralized loan obligation	9.10%	SOFR (Q)	5.35%		07/2038		1,750.0	1,750.0	1,755.1	(6)(13)
OCP 2015-10	Collateralized loan obligation	9.16%	SOFR (Q)	5.35%		01/2038		1,000.0	994.2	980.4	(6)(13)
	Collateralized loan obligation	16.76%				01/2038		20,760.0	7,959.8	6,470.0	(6)(13)(17)
									8,954.0	7,450.4
OCP 2018-15	Collateralized loan obligation	14.72%				07/2031		13,282.0	5,918.8	4,506.9	(6)(13)(17)
OCP 2021-21	Collateralized loan obligation	13.34%				01/2038		20,007.0	12,130.1	8,646.0	(6)(13)(17)
OCP 2022-24	Collateralized loan obligation	19.37%				10/2039		3,938.8	1,953.4	1,606.3	(6)(13)(17)
OCP 2025-48	Collateralized loan obligation	14.52%				12/2038		15,450.0	13,215.5	12,552.8	(6)(13)(17)
OCT61 2023-2	Collateralized loan obligation	11.62%	SOFR (Q)	7.89%		04/2038		1,500.0	1,457.0	1,521.9	(6)(13)
OCT67 2023-1	Collateralized loan obligation	12.00%				07/2038		1,425.7	1,425.7	1,229.7	(6)(13)
OHACP 2024-17	Collateralized loan obligation	12.01%				01/2038		2,610.0	2,259.2	1,762.6	(6)(13)(17)
OHALF 2016-1	Collateralized loan obligation	9.77%				08/2039		3,043.0	1,651.9	1,170.8	(6)(13)(17)
One Equity Partners VI, L.P. (12)	Limited partnership interests				09/2025		0.47%		733.9	706.2	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
One Equity Partners VII, L.P. (12)	Limited partnership interests				09/2025		0.14%		2,256.3	2,286.8	(6)
Onex Partners III LP (12)	Limited partnership interests				03/2025		0.20%		526.5	279.4	(6)
Onex Partners IV LP (12)	Limited partnership interests				03/2025		0.14%		2,663.6	1,884.0	(6)
Permira IV L.P. 2	Limited partnership interests				03/2025		0.07%		1,278.7	1,501.7	(6)
Permira V G.P. L.P. (12)	Limited partnership interests				09/2025		0.02%		42.8	216.3	(6)
Permira VI L.P.1 (12)	Limited partnership interests				09/2025		0.01%		237.3	357.3	(6)
Providence Equity Partners (Midsummer) L.P. (12)	Limited partnership interests				09/2025		0.06%		607.8	796.4	(6)
Providence Equity Partners VII, L.P. (12)	Limited partnership interests				09/2025		0.07%		202.3	323.8	(6)
Providence Equity Partners VII-A L.P. (12)	Limited partnership interests				03/2025		0.20%		829.3	955.6	(6)
Providence Equity Partners VIII, L.P. (12)	Limited partnership interests				09/2025		0.06%		2,237.2	3,104.2	(6)
Purple Garden Invest (D) AB (12)	Limited partnership interests				09/2025		0.21%		1,042.5	1,340.0	(6)
PXLY 2024-1	Collateralized loan obligation	8.75%	SOFR (Q)	5.00%		01/2037		4,050.0	4,050.0	3,762.9	(6)(13)
RC Bridge Fund, L.P. (12)	Limited partnership interests				09/2025		0.15%		129.9	402.5	(6)
Red Garden Invest (D) AB (12)	Limited partnership interests				09/2025		0.21%		753.1	1,085.8	(6)
RRAM 2022-21	Collateralized loan obligation	10.54%	SOFR (Q)	6.79%		07/2039		250.0	249.1	227.8	(6)(13)
	Collateralized loan obligation	8.08%				07/2039		13,070.0	8,352.8	5,541.7	(6)(13)(17)
									8,601.9	5,769.5
RRAM 2022-24	Collateralized loan obligation	10.53%	SOFR (Q)	6.78%		01/2037		700.0	698.1	633.7	(6)(13)
RRAM 2023-27	Collateralized loan obligation	14.46%				10/2035		5,580.0	4,573.8	3,922.6	(6)(13)(17)
RRAM 2024-29R	Collateralized loan obligation	12.45%				07/2039		5,205.0	2,981.9	2,350.9	(6)(13)(17)
RRAM 2024-30	Collateralized loan obligation	10.07%	SOFR (Q)	6.32%		07/2036		400.0	395.0	374.8	(6)(13)
	Collateralized loan obligation	11.22%				07/2036		7,000.0	5,877.4	4,656.7	(6)(13)(17)
									6,272.4	5,031.5
RRAM 2024-31	Collateralized loan obligation	10.62%	SOFR (Q)	6.87%		10/2039		450.0	450.5	430.9	(6)(13)
	Collateralized loan obligation	13.18%				10/2039		11,200.0	8,782.7	7,314.6	(6)(13)(17)
									9,233.2	7,745.5
RRAM 2024-33	Collateralized loan obligation	10.56%	SOFR (Q)	6.81%		10/2039		500.0	498.7	469.3	(6)(13)
RRAM 2024-35	Collateralized loan obligation	10.56%	SOFR (Q)	6.81%		01/2040		500.0	498.8	478.5	(6)(13)
RRAM 2025-38	Collateralized loan obligation	12.52%				04/2040		2,580.0	2,247.6	1,730.3	(6)(13)(17)
RRAM 2025-40	Collateralized loan obligation	9.50%	SOFR (Q)	5.75%		07/2038		8,750.0	8,750.0	8,643.5	(6)(13)
Silver Lake Partners IV, L.P. (12)	Limited partnership interests				03/2025		0.02%		1,306.7	2,344.9	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SIXST 2020-16	Collateralized loan obligation	19.21%				10/2032		1,604.3	907.6	909.4	(6)(13)(17)
SIXST 2021-17	Collateralized loan obligation	16.35%				04/2038		5,550.0	3,652.0	2,814.1	(6)(13)(17)
SIXST 2021-20	Collateralized loan obligation	9.25%	SOFR (Q)	5.50%		07/2038		3,250.0	3,250.0	3,150.5	(6)(13)
SIXST 2022-21	Collateralized loan obligation	9.48%	SOFR (Q)	5.75%		10/2037		2,025.0	2,025.0	2,000.4	(6)(13)
	Collateralized loan obligation	13.30%				10/2037		5,242.0	3,361.7	2,313.2	(6)(13)(17)
									5,386.7	4,313.6
SIXST 2025-28	Collateralized loan obligation	11.12%				04/2038		2,873.0	2,234.6	1,670.4	(6)(13)(17)
SIXST 2025-29	Collateralized loan obligation	12.39%				07/2038		4,870.0	4,012.6	3,032.1	(6)(13)(17)
SIXST 2025-30	Collateralized loan obligation	12.34%				07/2038		6,315.0	5,141.0	4,083.1	(6)(13)(17)
SIXST 2025-31	Collateralized loan obligation	13.24%				01/2039		20,105.0	16,408.7	14,862.2	(6)(13)(17)
SPEAK 2024-11	Collateralized loan obligation	15.25%				07/2037		4,000.0	3,053.3	2,594.8	(6)(13)(17)
StepStone Boulder II, L.P. and StepStone Boulder II Equity, L.P. (11)(12)	Private asset-backed investment					04/2041	10,918,800		10,918.8	11,311.9	(6)(13)
	Private asset-backed investment	12.11%	SOFR (Q)	8.38%		04/2041		7,976.4	7,976.4	7,976.4	(6)(13)
	Private asset-backed investment	8.58%	SOFR (Q)	4.85%		04/2041		0.4	0.4	0.4	(6)(13)
									18,895.6	19,288.7
STKPK 2022-1	Collateralized loan obligation	9.90%	SOFR (Q)	6.15%		10/2037		1,687.5	1,687.5	1,517.1	(6)(13)
	Collateralized loan obligation	10.62%				10/2037		20,240.0	15,122.4	6,018.6	(6)(13)(17)
	Collateralized loan obligation					10/2037		20,240.0	173.5	588.0	(6)(13)(17)
									16,983.4	8,123.7
Stone Point Parallel Fund VI, L.P. (12)	Limited partnership interests				03/2025		0.22%		1,212.2	1,518.3	(6)
SYMP 2022-33	Collateralized loan obligation	9.13%	SOFR (Q)	5.35%		01/2038		1,250.0	1,250.0	1,195.7	(6)(13)
Thoma Bravo Fund XI-A, L.P. (12)	Limited partnership interests				03/2025		0.16%		790.3	1,030.2	(6)
Thoma Bravo Special Opportunities Fund II-A, L.P. (12)	Limited partnership interests				03/2025		0.57%		1,132.7	1,484.8	(6)
Tikehau Green Diamond II CFO Equity LP (12)	Private asset-backed investment	10.06%	Euribor (Q)	7.75%	12/2024	12/2030	3,639,271		2,727.7	3,079.9	(6)(13)
Tikehau Ruby CLO Equity LP (12)	Private asset-backed investment	12.47%	Euribor (Q)	10.00%	03/2024		1,817,220		182.2	248.8	(6)(8)(13)
Tikehau Topaz LP (12)	Private asset-backed investment	12.66%	SOFR (Q)	9.00%	06/2024		3,314,856		2,019.6	2,069.3	(6)(8)(13)
TPG Partners VI, L.P. (12)	Limited partnership interests				03/2025		0.21%		151.8	221.8	(6)
TPG Partners VIII, L.P. (12)	Limited partnership interests				09/2025		0.01%		1,505.3	1,562.9	(6)
TriplePoint Venture Growth BDC Corp	Corporate bond	9.11%				02/2028		32,900.0	32,900.0	32,639.0	(2)(6)(13)
Vector Capital IV, L.P. (12)	Limited partnership interests				03/2025		0.08%		63.3	71.6	(6)
Vector Capital VI, L.P. (12)	Limited partnership interests				03/2025		0.02%		54.1	54.1	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Verdane Lif Continuation I (D2) AB (12)	Limited partnership interests				09/2025		—%		611.2	648.7	(6)
Vestar Capital Partners VII, L.P. (12)	Limited partnership interests				09/2025		0.26%		2,001.1	2,072.2	(6)
Vista Equity Partners Fund V-A, L.P. (12)	Limited partnership interests				03/2025		0.02%		751.7	543.6	(6)
VOYA 2021-3	Collateralized loan obligation	9.65%	SOFR (Q)	5.90%		04/2038		2,500.0	2,500.0	2,511.2	(6)(13)
VOYA 2025-2	Collateralized loan obligation	10.00%	SOFR (Q)	6.25%		07/2038		3,497.7	3,443.7	3,516.7	(6)(13)
	Collateralized loan obligation	15.37%				07/2038		6,379.7	5,567.1	4,714.5	(6)(13)(17)
									9,010.8	8,231.2
WCAS XIII, L.P. (12)	Limited partnership interests				09/2025		0.05%		938.3	1,755.0	(6)
WEHPK 2022-1	Collateralized loan obligation	9.46%	SOFR (Q)	5.40%		10/2038		5,300.0	5,300.0	4,575.0	(6)(13)
Wellspring Capital Partners VI (Onshore), L.P. (12)	Limited partnership interests				09/2025		0.12%		1,287.0	1,005.7	(6)
WILDPK 2024-1	Collateralized loan obligation	9.48%	SOFR (Q)	5.75%		10/2037		1,117.5	1,117.5	1,079.5	(6)(13)
Wind Point Partners VIII-A, L.P. (12)	Limited partnership interests				09/2025		0.14%		598.6	241.5	(6)

									2,158,561.6	2,040,006.2		20.57%
Health Care Equipment and Services
Aerin Medical Inc.	First lien senior secured loan	11.82% (4.38% PIK)	SOFR (Q)	7.75%		12/2030		17,529.8	17,241.0	17,529.8	(2)(8)(13)
	Series G preferred shares				12/2024		943,034		1,106.0	982.4	(2)(13)
									18,347.0	18,512.2
Agiliti Health, Inc.	First lien senior secured loan	6.75%	SOFR (Q)	3.00%		05/2030		29,797.5	29,259.6	28,978.0	(2)(13)
Alcresta Therapeutics, Inc. (11)	First lien senior secured revolving loan	9.26%	SOFR (Q)	5.50%		03/2031		302.8	291.9	302.8	(2)(8)(13)
	First lien senior secured loan	9.26%	SOFR (Q)	5.50%		03/2031		12,758.4	12,599.4	12,758.4	(2)(8)(13)
									12,891.3	13,061.2
Aledade PBC (11)	First lien senior secured revolving loan	9.80%	SOFR (M)	6.00%		11/2028		27,624.2	27,349.7	27,624.2	(2)(8)(13)
Amerivet Partners Management, Inc. and AVE Holdings LP	Subordinated loan					12/2030		40,928.4	35,084.8	24,147.8	(2)(13)(16)
	Subordinated loan					12/2030		6,564.8	5,716.9	3,873.3	(2)(13)(16)
	Class A units				03/2024		1,575		1,575.0	—	(13)
	Class C units				11/2023		3,849		768.4	—	(13)
									43,145.1	28,021.1
Artivion, Inc. (11)	First lien senior secured revolving loan	7.23%	SOFR (Q)	3.50%		01/2031		1,983.0	1,922.1	1,983.0	(2)(6)(8)(13)
	First lien senior secured loan	8.48%	SOFR (Q)	4.75%		01/2031		23,609.2	23,254.4	23,609.2	(2)(6)(8)(13)
									25,176.5	25,592.2
Avalign Holdings, Inc. and Avalign Technologies, Inc.	First lien senior secured revolving loan					12/2028		2,344.9	2,267.8	1,244.9	(2)(13)(16)
	First lien senior secured loan					12/2028		28,216.7	27,387.5	14,980.3	(2)(13)(16)
									29,655.3	16,225.2
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Aveanna Healthcare LLC	First lien senior secured loan	6.90%	SOFR (M)	3.00%		09/2032		2,825.6	2,834.1	2,829.5	(2)(6)
AX VI VET Holding I ApS (11)	First lien senior secured loan	8.57%	Euribor (S)	5.50%		01/2029		7,307.9	7,243.4	7,307.9	(2)(6)(8)(13)
	First lien senior secured loan	7.65%	SARON (S)	6.90%		01/2029		1,209.3	1,217.8	1,209.3	(2)(6)(8)(13)
	First lien senior secured loan	9.50%	NIBOR (S)	4.50%		01/2029		2,484.7	2,281.6	2,484.7	(2)(6)(8)(13)
	First lien senior secured loan	7.88%	STIBOR (S)	5.50%		01/2029		858.3	892.9	858.3	(2)(6)(8)(13)
	First lien senior secured loan	9.90%	CIBOR (S)	6.90%		01/2029		67.5	67.0	67.5	(2)(6)(8)(13)
									11,702.7	11,927.7
Bayou Intermediate II, LLC	First lien senior secured revolving loan	8.73%	SOFR (Q)	4.75%		09/2032		3,893.4	3,860.0	3,854.5	(2)(8)(13)
	First lien senior secured loan	8.81%	SOFR (Q)	4.75%		09/2032		31,315.8	31,076.2	31,002.6	(2)(8)(13)
									34,936.2	34,857.1
Beehive Acquisition Corp. and Beehive Ultimate Holdings, L.P. (11)	First lien senior secured loan	8.76%	SOFR (Q)	4.75%		06/2033		5,278.5	5,219.1	5,227.3	(2)(8)(13)
	Preferred units				07/2026		7,760		778.5	795.3	(2)(13)
	Common units				07/2026		684		—	—	(13)
									5,997.6	6,022.6
BrightStar Group Holdings, Inc. (11)	First lien senior secured revolving loan	9.01%	SOFR (S)	4.75%		03/2032		753.4	724.2	753.4	(2)(8)(13)
	First lien senior secured loan	8.51%	SOFR (Q)	4.75%		03/2032		28,233.2	28,025.2	28,233.2	(2)(8)(13)
									28,749.4	28,986.6
BVI Medical, Inc. and BVI Group Limited (11)	First lien senior secured revolving loan	9.90%	SOFR (M)	6.00%		03/2032		4,230.8	4,102.7	3,469.2	(2)(6)(8)(13)
	First lien senior secured loan	10.07% (5.00% PIK)	SOFR (Q)	6.25%		03/2032		145,544.1	143,965.8	119,346.2	(2)(6)(8)(13)
	First lien senior secured loan	9.76%	SOFR (Q)	6.00%		03/2032		4,467.1	4,432.8	3,663.1	(2)(6)(8)(13)
	Ordinary shares				03/2025		2,249		3,000.4	397.8	(2)(6)(13)
									155,501.7	126,876.3
CMI Parent, Inc. (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		01/2033		1,829.7	1,821.4	1,829.7	(2)(8)(13)
CNT Holdings I Corp	First lien senior secured loan	6.06%	SOFR (Q)	2.25%		11/2032		53,674.7	53,727.5	53,659.1	(2)(8)
Confluent Medical Technologies, Inc.	First lien senior secured loan	7.07%	SOFR (Q)	3.00%		02/2032		25,735.6	25,781.1	25,719.6	(2)(8)
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc. (11)	First lien senior secured loan	8.05%	Euribor (Q)	5.50%		11/2031		13,377.8	12,520.1	13,377.8	(2)(6)(8)(13)
	First lien senior secured loan	9.27%	SOFR (Q)	5.50%		11/2031		4,024.4	3,972.5	4,024.4	(2)(6)(8)(13)
									16,492.6	17,402.2
Electron Bidco Inc.	First lien senior secured loan	6.40%	SOFR (M)	2.50%		02/2033		37,935.8	37,943.0	38,017.7	(2)(8)
Empower Payments Investor, LLC (11)	First lien senior secured loan	8.32%	SOFR (Q)	4.50%		03/2031		25,606.3	25,366.4	25,606.3	(2)(8)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.75%		03/2031		6,745.7	6,716.0	6,745.7	(2)(8)(13)
									32,082.4	32,352.0
Ensemble RCM, LLC	First lien senior secured loan	6.82%	SOFR (Q)	3.00%		02/2033		18,645.2	18,454.3	18,645.2	(2)
Envisage Management Ltd (11)	First lien senior secured loan	11.25%	SONIA (Q)	7.50%		04/2031		3,493.1	3,268.0	3,493.1	(6)(8)(13)
	First lien senior secured loan	10.49%	SONIA (Q)	6.75%		04/2031		2,674.4	2,608.0	2,674.4	(2)(6)(8)(13)
	First lien senior secured loan	8.73%	SONIA (Q)	5.00%		04/2031		2,505.8	2,388.8	2,505.8	(6)(8)(13)
									8,264.8	8,673.3
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Gainwell Acquisition Corp.	First lien senior secured loan	8.22%	SOFR (Q)	4.50%		08/2031		7,200.0	7,059.0	7,231.5	(2)
Galaxy Buyer, Inc. and Galaxy Topco I, L.P. (11)	First lien senior secured loan	8.54%	SOFR (Q)	4.75%		01/2033		1,959.5	1,945.3	1,959.5	(2)(8)(13)
	Class A-1 units				01/2026		170,323		170.3	200.9	(2)(13)
									2,115.6	2,160.4
GHX Ultimate Parent Corporation and Nexus TopCo LP (11)	First lien senior secured loan	9.07% (2.50% PIK)	SOFR (Q)	5.00%		02/2033		96,921.7	96,489.4	96,921.7	(2)(8)(13)
Global Medical Response, Inc. and GMR Buyer Corp.	First lien senior secured loan	6.65%	SOFR (M)	2.75%		10/2032		59,310.1	59,183.0	59,263.8	(2)
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP (11)	First lien senior secured revolving loan	8.90%	SOFR (M)	5.00%		06/2032		8,857.0	8,426.3	8,325.5	(2)(8)(10)(13)
	First lien senior secured loan	9.15% (2.25% PIK)	SOFR (M)	5.25%		06/2032		163,654.0	160,982.9	153,834.7	(2)(8)(13)
	Class A units				09/2025		214,626		2,146.3	1,384.5	(2)(13)
									171,555.5	163,544.7
Hologic Inc	First lien senior secured loan	6.30%	SOFR (Q)	2.25%		04/2033		64,000.0	63,402.0	62,985.6	(2)
HuFriedy Group Acquisition LLC (11)	First lien senior secured revolving loan	9.57%	SOFR (Q)	5.50%		05/2030		479.5	414.4	479.5	(2)(8)(10)(13)
	First lien senior secured loan	9.31%	SOFR (Q)	5.50%		05/2031		55,093.0	54,428.7	55,093.0	(2)(8)(13)
	First lien senior secured loan	9.29%	SOFR (Q)	5.50%		06/2031		10,245.0	10,158.8	10,245.0	(2)(8)(13)
									65,001.9	65,817.5
Integer Holdings Corp	First lien senior secured loan	6.76%	SOFR (S)	2.50%		09/2033		15,000.0	15,000.0	14,978.1
LivTech Purchaser, Inc. (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.75%		11/2031		8,178.3	8,134.2	8,096.5	(2)(8)(13)
Mamba Purchaser, Inc.	First lien senior secured loan	6.65%	SOFR (M)	2.75%		10/2031		49,732.2	49,693.5	49,670.0	(2)(8)
MPH Acquisition Holdings LLC	First lien senior secured notes	6.00%				03/2031		10,794.5	9,645.0	7,418.2	(2)(6)
Next Holdco, LLC (11)	First lien senior secured loan	8.99%	SOFR (Q)	5.25%		11/2030		5,641.5	5,591.7	5,641.5	(2)(8)(13)
NMN Holdings III Corp. and NMN Holdings LP	First lien senior secured loan	7.03%	CORRA (M)	4.75%		07/2031		12,534.5	12,826.1	12,534.5	(2)(8)(13)
	First lien senior secured loan	8.65%	SOFR (M)	4.75%		07/2031		6,908.9	6,852.4	6,908.9	(2)(8)(13)
									19,678.5	19,443.4
Nomi Health, Inc.	Warrant to purchase Series B preferred stock				07/2023	07/2033	10,142		—	0.2	(2)(13)
	Warrant to purchase Class A common stock				06/2024	06/2034	22,661		—	13.9	(2)(13)
									—	14.1
PointClickCare Technologies Inc.	First lien senior secured loan	6.57%	SOFR (Q)	2.75%		11/2031		37,896.7	37,955.6	37,766.3	(2)(6)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (11)	First lien senior secured loan	8.61%	SOFR (Q)	4.75%		11/2032		25,341.1	25,123.5	25,341.1	(2)(8)(13)
Project Alliance Buyer, LLC (11)	First lien senior secured loan	8.26%	SOFR (Q)	4.50%		08/2031		9,035.0	8,924.2	9,035.0	(2)(8)(13)
Project Ruby Ultimate Parent Corp.	First lien senior secured loan	6.77%	SOFR (M)	2.75%		03/2028		75,399.8	75,425.6	75,293.5	(2)
Puma Buyer LLC	First lien senior secured loan	6.76%	SOFR (S)	2.50%		09/2033		4,000.0	3,990.0	3,995.0
Raven Acquisition Holdings, LLC (11)	First lien senior secured loan	6.90%	SOFR (M)	3.00%		11/2031		34,806.1	34,832.2	34,746.2	(2)
RegionalCare Hospital Partners Holdings, Inc.	First lien senior secured loan	7.25%	SOFR (Q)	3.50%		05/2031		3,160.7	3,168.0	2,990.4	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Revival Animal Health, LLC	First lien senior secured revolving loan	10.07%	SOFR (Q)	6.00%		01/2028		1,902.6	1,894.6	1,750.4	(2)(8)(13)
	First lien senior secured loan	9.98%	SOFR (Q)	6.00%		01/2028		30,749.3	30,634.7	28,289.4	(2)(8)(13)
									32,529.3	30,039.8
Sharp Midco LLC	First lien senior secured loan	7.36%	SOFR (S)	3.00%		09/2032		35,377.7	35,418.1	35,451.3	(2)
Signant Finance One Limited and Bracket Intermediate Holding Corp. (11)	First lien senior secured revolving loan	8.87%	SOFR (Q)	5.00%		10/2031		1,920.9	1,887.8	1,882.5	(2)(6)(8)(13)
	First lien senior secured loan	8.73%	SOFR (Q)	5.00%		10/2031		22,093.6	21,801.9	21,651.8	(2)(6)(8)(13)
									23,689.7	23,534.3
Silver Midco 1 GmbH and Silver Bidco GmbH (11)	First lien senior secured loan	7.25%	Euribor (Q)	5.00%		06/2031		9,996.6	10,200.0	9,896.6	(2)(6)(13)
	Senior subordinated loan	12.50%				06/2031		32,707.0	33,355.0	31,686.0	(2)(6)(13)
									43,555.0	41,582.6
Spruce Bidco II Inc. (11)	First lien senior secured revolving loan	8.51%	SOFR (S)	4.75%		01/2032		6,859.0	6,529.7	6,859.0	(2)(8)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.75%		01/2032		96,691.9	95,402.4	96,691.9	(2)(8)(13)
	First lien senior secured loan	6.23%	TONA (S)	5.00%		01/2032		13,314.0	13,318.1	13,314.0	(2)(8)(13)
	First lien senior secured loan	7.05%	CORRA (S)	4.75%		01/2032		13,767.0	13,318.3	13,767.0	(2)(8)(13)
									128,568.5	130,631.9
Surescripts, LLC (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		11/2031		100,443.3	100,015.8	100,443.3	(2)(8)(13)
Surgery Center Holdings, Inc.	First lien senior secured loan	6.40%	SOFR (M)	2.50%		12/2030		9,112.6	9,138.9	9,110.1	(2)(6)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	First lien senior secured loan	8.42%	SOFR (Q)	4.50%		12/2027		827.7	769.4	693.2	(2)(8)
	Second lien senior secured loan	11.80%	SOFR (Q)	7.88%		12/2028		17,013.5	14,543.5	14,461.5	(2)(8)(13)
									15,312.9	15,154.7
Team Health Holdings, Inc.	First lien senior secured loan	7.82%	SOFR (Q)	4.00%		06/2028		68,032.1	68,032.1	67,843.0	(2)
	First lien senior secured notes	8.38%				06/2028		20,000.0	20,000.0	19,959.5	(2)
									88,032.1	87,802.5
U.S. Urology Partners, LLC, General Atlantic (USU) Blocker Collection Holdco, L.P., and General Atlantic (USU-2) Coinvest, L.P. (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		04/2032		3,691.7	3,655.3	3,691.7	(2)(8)(13)
	Limited partnership interest				04/2025		2,152,000		2,152.0	3,815.5	(2)(13)
	Common units				10/2025		435,004		448.2	479.2	(2)(13)
									6,255.5	7,986.4
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (11)	First lien senior secured loan	9.71%	SOFR (Q)	5.75%		03/2029		15,205.3	15,052.7	15,205.3	(2)(8)(13)
	Class A interests				03/2023		100		100.0	184.6	(13)
									15,152.7	15,389.9
VetPartners Group Limited (11)	First lien senior secured loan	9.78% (1.87% PIK)	SONIA (S)	5.78%		09/2032		49,088.7	49,113.0	49,088.7	(6)(8)(13)
	First lien senior secured loan	11.20%	Euribor (Q)	9.15%		09/2032		5,448.2	4,828.4	5,448.3	(6)(8)(13)
	First lien senior secured loan	8.77%	Euribor (S)	5.78%		09/2032		3,100.1	3,147.7	3,100.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	13.18%	SONIA (S)	9.15%		09/2032		2,706.9	2,807.6	2,706.9
	First lien senior secured loan	13.16% PIK	SONIA (S)	9.15%		09/2032		1,229.3	1,275.0	1,229.3	(6)(8)(13)
	First lien senior secured loan	9.78% (1.62% PIK)	SONIA (S)	5.78%		09/2032		1,076.7	884.5	1,076.7	(6)(8)(13)
									62,056.2	62,650.0
Waystar Technologies, Inc.	First lien senior secured loan	5.90%	SOFR (M)	2.00%		10/2029		22,068.6	22,049.0	22,013.5	(2)(13)
ZocDoc, Inc. (11)	First lien senior secured loan	8.99%	SOFR (Q)	5.25%		07/2030		30,146.4	29,938.7	30,146.4	(2)(8)(13)
	First lien senior secured loan	7.24%	SOFR (Q)	3.50%		07/2030		1.0	1.0	1.0	(2)(8)(13)
									29,939.7	30,147.4

									1,993,795.1	1,930,104.9		19.46%
Capital Goods
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp. (11)	First lien senior secured revolving loan	10.52%	SOFR (Q)	6.75%		08/2030		4,640.5	4,509.3	4,640.5	(2)(6)(8)(13)
	First lien senior secured loan	10.51%	SOFR (Q)	6.75%		08/2030		120,080.2	118,619.6	120,080.2	(2)(6)(8)(13)
									123,128.9	124,720.7
Airx Climate Solutions, Inc. (11)	First lien senior secured loan	9.50%	SOFR (Q)	5.75%		11/2030		22,910.3	22,586.7	22,910.3	(2)(8)(13)
	First lien senior secured loan	8.75%	SOFR (Q)	5.00%		11/2030		16,184.4	16,027.8	16,184.4	(2)(8)(13)
									38,614.5	39,094.7
Alliance Laundry Systems LLC	First lien senior secured loan	5.84%	SOFR (Q)	2.00%		08/2031		17,204.5	17,181.5	17,187.9	(2)
Arcline FM Holdings, LLC	First lien senior secured loan	6.60%	SOFR (Q)	2.75%		06/2030		14,477.7	14,513.3	14,525.2	(2)(8)
Artera Services, LLC	First lien senior secured loan	8.40%	SOFR (M)	4.50%		02/2031		8,679.2	8,586.7	6,543.5	(2)
BCPE Empire Holdings, Inc.	First lien senior secured loan	7.15%	SOFR (M)	3.25%		12/2030		8,366.2	8,377.3	8,076.9	(2)(8)
	First lien senior secured loan	7.40%	SOFR (M)	3.50%		12/2032		1,795.5	1,773.0	1,722.0
									10,150.3	9,798.9
Bells Parent, Inc. (11)	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		04/2033		20,240.7	20,030.6	19,987.7	(2)(8)(13)
BGIF IV Fearless Utility Services, Inc. (11)	First lien senior secured revolving loan	8.90%	SOFR (M)	5.00%		06/2030		1,839.6	1,794.5	1,839.6	(2)(8)(10)(13)
	First lien senior secured loan	8.90%	SOFR (M)	5.00%		06/2031		53,606.6	53,288.4	53,606.6	(2)(8)(13)
									55,082.9	55,446.2
Blue Raven Solutions, LLC, Triman Industries, Inc., and Crestwood Technology Group, LLC	First lien senior secured loan	10.32%	SOFR (Q)	6.25%		01/2032		3,518.6	3,456.5	3,518.6	(2)(8)(13)
Brown Group Holding, LLC	First lien senior secured loan	6.13%	SOFR (M)	2.25%		07/2031		32,538.4	32,524.5	32,566.9	(2)(8)
Burgess Point Purchaser Corporation (11)	First lien senior secured loan	9.17%	SOFR (Q)	5.25%		07/2029		68,551.3	66,776.1	61,667.3	(2)(8)
	First lien senior secured loan	9.82%	SOFR (Q)	6.00%		07/2029		29,832.3	29,114.6	26,849.0	(2)(8)(13)
									95,890.7	88,516.3
CoorsTek, inc	First lien senior secured loan	6.58%	SOFR (Q)	2.50%		10/2032		9,423.2	9,382.1	9,429.1	(2)
CPIG Holdco Inc. (11)	First lien senior secured revolving loan	7.60%	SOFR (Q)	3.75%		04/2028		0.8	0.8	0.8	(2)(8)(10)(13)
	First lien senior secured loan	9.85%	SOFR (Q)	6.00%		04/2028		14,550.0	14,412.5	14,550.0	(2)(8)(13)
									14,413.3	14,550.8
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ELM DebtCo, LLC (11)	First lien senior secured revolving loan	8.27%	SOFR (Q)	4.50%		11/2031		276.1	272.2	276.1	(2)(8)(13)
	First lien senior secured revolving loan	10.50%	Base rate (S)	3.50%		11/2031		229.0	225.7	229.0	(2)(8)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		11/2031		3,268.0	3,240.1	3,268.0	(2)(8)(13)
									3,738.0	3,773.1
Endurance PT Technology Buyer Corporation and Endurance PT Technology Holdings LLC (11)	First lien senior secured revolving loan	10.40%	SOFR (M)	6.50%		10/2031		2,111.5	1,987.5	2,111.5	(2)(8)(13)
	First lien senior secured loan	10.57%	SOFR (Q)	6.50%		10/2031		64,529.0	63,163.4	64,529.0	(2)(8)(13)
	First lien senior secured loan	9.09%	Euribor (Q)	6.50%		10/2031		4,104.8	4,117.1	4,104.8	(2)(8)(13)
	Preferred units	8.00% PIK			10/2025		9,461		9,595.6	9,595.6	(2)(13)
	Common units				10/2025		10,512		1,051.2	2,278.9	(2)(13)
									79,914.8	82,619.8
FCG Acquisitions, Inc.	First lien senior secured loan	6.90%	SOFR (M)	3.00%		03/2033		50,274.4	50,340.0	50,358.4	(2)
Generator US Buyer, Inc. and Total Power Limited (11)	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.50%		07/2030		164.0	151.2	164.0	(2)(6)(8)(13)
	First lien senior secured loan	6.92%	CORRA (Q)	4.50%		07/2030		2,201.2	2,243.6	2,201.2	(2)(6)(8)(13)
									2,394.8	2,365.2
Green Infrastructure Partners Inc.	First lien senior secured loan	6.82%	SOFR (Q)	2.75%		09/2032		14,925.0	14,917.1	14,934.4	(2)(6)
Ground Penetrating Radar Systems, LLC and RC VI Buckeye Holdings LLC	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		01/2032		5,641.5	5,458.0	5,641.5	(2)(8)(13)
GSV Purchaser, Inc. (11)	First lien senior secured loan	8.26%	SOFR (Q)	4.50%		08/2031		29,023.9	28,828.0	29,023.9	(2)(8)(13)
	First lien senior secured loan	8.73%	SOFR (Q)	4.75%		08/2031		1,963.2	1,913.6	1,963.2	(2)(8)(13)
									30,741.6	30,987.1
Harvey Tool Company, LLC	First lien senior secured loan	7.34%	Euribor (Q)	4.75%		08/2032		8,484.0	8,694.6	8,484.0	(2)(8)(13)
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC (11)	First lien senior secured revolving loan	8.57%	SOFR (Q)	4.50%		03/2032		8,907.8	8,794.9	8,907.8	(2)(8)(10)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		03/2032		78,826.0	78,329.8	78,826.0	(2)(8)(13)
									87,124.7	87,733.8
HPCC Parent, Inc. and Patriot Container Corp.	First lien senior secured loan	13.00% (7.00% PIK)				09/2030		81,959.2	80,589.1	80,320.0	(2)(13)
	Common stock				09/2024		455,086		4,314.2	2,538.4	(2)(13)
									84,903.3	82,858.4
Hyperion Materials & Technologies, Inc.	First lien senior secured loan	8.78%	SOFR (Q)	4.75%		08/2031		2,984.3	2,928.4	2,906.0	(2)(8)
JSG II, Inc. and Checkers USA, Inc. (11)	First lien senior secured loan	8.15%	SOFR (M)	4.25%		09/2032		3,374.2	3,360.3	3,374.2	(2)(8)(13)
	First lien senior secured loan	8.65%	SOFR (M)	4.75%		09/2032		1,410.7	1,389.8	1,410.7	(2)(8)(13)
									4,750.1	4,784.9
KKR Apple Bidco, LLC	First lien senior secured loan	6.40%	SOFR (M)	2.50%		09/2031		35,756.8	35,817.5	35,779.3	(2)
Livewire Acquisition, Inc. and Livewire Co-Invest Holdings, LP (11)	First lien senior secured revolving loan	8.32%	SOFR (Q)	4.25%		12/2032		4,928.3	4,728.1	4,829.7	(2)(8)(13)
	First lien senior secured loan	8.29%	SOFR (Q)	4.25%		12/2032		83,536.1	82,810.3	81,865.4	(2)(8)(13)
	Common units				01/2026		782		782.4	1,423.6	(2)(13)
									88,320.8	88,118.7
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
OPH NEP Investment, LLC (4)	Senior subordinated loan	10.00% (7.00% PIK)				05/2032		42,440.2	40,276.7	41,167.0	(2)(13)
	Class B common units				05/2024		9		2,083.7	4,201.3	(13)
									42,360.4	45,368.3
Paris US Holdco, Inc. and Trimaster Manufacturing Inc. (11)	First lien senior secured revolving loan	8.65%	SOFR (M)	4.75%		12/2031		295.5	233.1	295.5	(2)(6)(8)(13)
	First lien senior secured loan	8.65%	SOFR (M)	4.75%		12/2031		53,277.5	52,921.1	53,277.5	(2)(6)(8)(13)
	First lien senior secured loan	8.90%	SOFR (M)	5.00%		12/2031		2,527.6	2,437.3	2,527.6	(2)(6)(8)(13)
									55,591.5	56,100.6
Pave America Holding, LLC (11)	First lien senior secured revolving loan	8.77%	SOFR (Q)	4.75%		08/2032		2,855.5	2,807.3	2,826.9	(2)(8)(13)
	First lien senior secured loan	9.30% (2.88% PIK)	SOFR (Q)	5.25%		08/2032		22,631.7	22,443.9	22,405.4	(2)(8)(13)
									25,251.2	25,232.3
Pike Corporation (11)	First lien senior secured revolving loan					12/2032		—	—	—	(2)(10)(13)
	First lien senior secured loan	8.14%	SOFR (M)	4.25%		12/2032		181,532.4	180,669.9	179,717.1	(2)(8)(13)
									180,669.9	179,717.1
Pinnacle Buyer, LLC (11)	First lien senior secured loan	6.23%	SOFR (Q)	2.50%		10/2032		45,800.4	45,893.1	45,914.9	(2)
PumpTech, LLC and Impel CV-B, LP (11)(12)	First lien senior secured loan	8.51%	SOFR (M)	4.75%		01/2031		19,500.3	19,344.2	18,915.3	(2)(8)(13)
	Limited partnership interest				03/2025		958,338		979.6	644.1	(2)(13)
									20,323.8	19,559.4
Radwell Parent, LLC (11)	First lien senior secured revolving loan	8.82%	SOFR (Q)	4.75%		04/2030		56.8	55.6	56.8	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		04/2030		18,089.1	18,031.3	18,089.1	(2)(8)(13)
									18,086.9	18,145.9
Saber Power Services LLC	First lien senior secured loan	6.76%	SOFR (S)	2.50%		09/2033		5,000.0	4,987.5	4,971.9
Signia Aerospace, LLC (11)	First lien senior secured loan	6.57%	SOFR (Q)	2.50%		12/2031		5,332.1	5,322.0	5,332.1	(2)
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (11)	First lien senior secured revolving loan	9.07%	SOFR (Q)	5.00%		05/2031		438.1	329.3	438.1	(2)(8)(13)
	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		05/2031		58,450.4	57,915.6	58,450.4	(2)(8)(13)
	Series A common units				05/2024		996		691.3	2,091.9	(2)(13)
									58,936.2	60,980.4
Titan BW Borrower L.P. (11)	First lien senior secured loan	9.13% (2.88% PIK)	SOFR (Q)	5.38%		07/2032		62,962.3	62,455.8	62,332.7	(2)(8)(13)
	First lien senior secured loan	8.30%	SOFR (Q)	4.50%		07/2032		3,101.0	3,079.5	3,070.0	(2)(8)(13)
									65,535.3	65,402.7
Var BidCo Limited (11)	First lien senior secured loan	7.39%	Euribor (Q)	4.75%		09/2033		3,147.6	3,218.2	3,147.6	(2)(6)(13)
	First lien senior secured loan	8.48%	SONIA (Q)	4.75%		09/2033		1,642.0	1,669.0	1,642.0	(2)(6)(13)
									4,887.2	4,789.6
WEC US Holdings Ltd.	First lien senior secured loan	5.68%	SOFR (M)	2.00%		01/2031		69,553.5	69,422.9	69,482.6	(2)
Werner Finco LP	First lien senior secured loan	9.20%	SOFR (Q)	5.25%		06/2031		92,075.5	90,983.7	92,075.5	(2)(8)(13)
WP CPP Holdings, LLC	First lien senior secured loan	9.07%	SOFR (S)	5.00%		11/2029		8,020.9	7,940.9	8,020.9	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Zenith AcquisitionCo, LLC (11)	First lien senior secured loan	8.26%	SOFR (Q)	4.50%		01/2033		70,425.2	70,037.4	70,425.2	(2)(8)(13)

									1,709,229.4	1,708,750.5		17.23%
Consumer Services
Alterra Mountain Company	First lien senior secured loan	6.40%	SOFR (M)	2.50%		08/2028		48,616.2	48,708.1	48,586.0	(2)
	First lien senior secured loan	6.40%	SOFR (M)	2.50%		05/2030		11,070.7	11,083.6	11,050.0	(2)
									59,791.7	59,636.0
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (11)	First lien senior secured revolving loan					10/2029		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		10/2030		42,886.5	42,600.0	42,886.5	(2)(8)(13)
	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		10/2030		30,558.8	30,125.5	30,558.8	(2)(8)(13)
	Series B common units				10/2023		45,351		1,250.0	1,985.6	(13)
									73,975.5	75,430.9
Birdie Bidco, Inc. (11)	First lien senior secured loan	8.82% (2.25% PIK)	SOFR (Q)	4.75%		11/2032		77,406.2	76,849.2	77,406.2	(2)(8)(13)
Bulldog Purchaser Inc.	First lien senior secured loan	7.15%	SOFR (M)	3.25%		02/2033		10,346.3	10,340.3	10,338.3	(2)(8)
Calera XXVIII, LLC (12)	Limited liability company interests				12/2025		1,845,252		1,845.3	1,952.1	(2)(6)(13)
Century De Buyer LLC	First lien senior secured loan	6.82%	SOFR (Q)	3.00%		10/2030		31,101.3	31,118.5	31,111.0	(2)
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (11)	First lien senior secured revolving loan	8.91%	SOFR (Q)	5.00%		11/2030		1,748.1	1,730.1	1,625.8	(2)(8)(13)
Davidson Hotel Company LLC (11)	First lien senior secured loan	8.90%	SOFR (M)	5.00%		10/2031		7,648.7	7,558.6	7,648.7	(2)(8)(13)
Delta GT Buyer, LLC and Delta GT Parent, LP (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		08/2033		2,617.9	2,592.1	2,591.7	(2)(8)(13)
	Common units				08/2026		1,404,000		1,404.0	1,404.0	(2)(13)
									3,996.1	3,995.7
Equinox Holdings, Inc.	First lien senior secured loan	11.32%	SOFR (Q)	7.25%		03/2029		42,795.0	42,087.4	42,795.0	(2)(8)(13)
	Second lien senior secured loan	16.00% PIK				06/2027		5,003.6	4,980.9	8,250.9	(2)(13)
									47,068.3	51,045.9
Eternal Aus Bidco Pty Ltd (11)	First lien senior secured loan	9.54%	BBSY (Q)	5.00%		10/2029		2,324.8	2,192.1	2,324.8	(2)(6)(8)(13)
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc. (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		04/2030		12,173.7	12,070.0	11,930.3	(2)(8)(13)
Fertitta Entertainment, LLC	First lien senior secured loan	7.15%	SOFR (M)	3.25%		01/2029		8,862.8	8,872.5	8,859.4	(2)(8)
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(11)	First lien senior secured revolving loan	7.89%	SOFR (M)	4.00%		08/2030		1,203.0	1,191.5	1,203.0	(2)(8)(13)
	First lien senior secured revolving loan	7.90%	SOFR (M)	4.00%		08/2030		1,174.8	1,163.3	1,174.8	(2)(8)(10)(13)
	First lien senior secured loan	8.89%	SOFR (M)	5.00%		08/2031		43,149.4	42,741.1	43,149.4	(2)(8)(13)
	Common units				07/2024		11,704,000		11,736.8	17,880.1	(2)(13)
									56,832.7	63,407.3
Flint OpCo, LLC (11)	First lien senior secured revolving loan					08/2029		—	—	—	(2)(9)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	8.57%	SOFR (Q)	4.75%		08/2030		25,935.7	25,701.5	25,935.7	(2)(8)(13)
									25,701.5	25,935.7
Golden State Foods LLC	First lien senior secured loan	7.57%	SOFR (Q)	3.50%		12/2031		9,989.4	10,033.2	9,967.5	(2)
Goodlife Fitness Centers Inc. and AP Rainbow Co-Invest L.P. (11)	First lien senior secured revolving loan					04/2033		—	—	—	(2)(6)(9)(13)
	First lien senior secured loan	7.67%	CORRA (Q)	5.25%		04/2033		14,109.7	14,317.6	14,109.7	(2)(6)(8)(13)
	Limited partnership interest				03/2026		7,321,000		7,350.3	9,241.8	(2)(6)(13)
									21,667.9	23,351.5
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (11)	First lien senior secured revolving loan	10.65%	SOFR (M)	6.75%		04/2029		798.2	784.0	678.4	(2)(8)(13)
	First lien senior secured loan	10.82%	SOFR (Q)	6.75%		04/2030		12,913.6	12,715.7	10,976.6	(2)(8)(13)
	Class A common units				04/2023		100		100.0	1.8	(2)(13)
									13,599.7	11,656.8
Helios Service Partners, LLC and Astra Service Partners, LLC	First lien senior secured loan	8.50%	SOFR (Q)	4.50%		11/2032		36,202.9	35,993.7	36,202.9	(2)(8)(13)
IFH Franchisee Holdings, LLC (11)	First lien senior secured revolving loan	7.76%	SOFR (Q)	4.00%		12/2029		11,194.0	11,031.8	11,194.0	(2)(8)(13)
	First lien senior secured loan	9.26%	SOFR (Q)	5.50%		12/2029		46,655.2	46,204.4	46,655.2	(2)(8)(13)
									57,236.2	57,849.2
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (11)	First lien senior secured revolving loan	12.00%	Base rate (M)	5.00%		12/2028		0.5	0.5	0.5	(2)(6)(8)(13)
	First lien senior secured loan	10.07%	SOFR (Q)	6.00%		12/2028		9,857.9	9,749.1	9,857.9	(2)(6)(8)(13)
	First lien senior secured loan	9.57%	SOFR (Q)	5.50%		12/2028		5,213.5	5,152.4	5,213.5	(2)(6)(8)(13)
	First lien senior secured loan	8.42%	CORRA (Q)	6.00%		12/2028		1,137.2	823.3	1,137.2	(2)(6)(8)(13)
	Class A units				12/2022		50,000		50.0	51.6	(2)(6)(13)
									15,775.3	16,260.7
Invited, Inc. and KSL Longdrive Co-Invest, L.P. (11)	First lien senior secured revolving loan					06/2032		—	—	—	(2)(9)(13)
	First lien senior secured loan	9.15%	SOFR (M)	5.25%		06/2032		112,155.9	111,092.7	111,034.4	(2)(8)(13)
	Limited partnership interest				05/2026		50,000		50.1	60.3	(13)
									111,142.8	111,094.7
IRB Holding Corp.	First lien senior secured loan	6.40%	SOFR (M)	2.50%		12/2030		58,997.6	59,037.4	58,918.0	(2)(8)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (11)	First lien senior secured loan	10.07%	SOFR (Q)	6.00%		12/2027		15,929.6	15,820.6	15,133.1	(2)(8)(13)
	Limited partnership interests				12/2022		133,000		133.0	98.3	(13)
									15,953.6	15,231.4
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC (11)	First lien senior secured revolving loan	9.15%	SOFR (M)	5.25%		09/2031		1,745.5	1,662.9	1,658.3	(2)(8)(10)(13)
	First lien senior secured loan	9.15%	SOFR (M)	5.25%		09/2031		62,052.9	61,256.8	58,950.2	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Limited partnership units				09/2025		30,788		30,788.3	34,860.0	(2)(13)
									93,708.0	95,468.5
Mustang Prospects Purchaser, LLC, Senske Acquisition, Inc., and Mustang Prospects Holdco, LLC (11)	First lien senior secured revolving loan	9.15%	SOFR (M)	5.25%		06/2031		643.2	621.6	643.2	(2)(8)(10)(13)
	First lien senior secured loan	9.27%	SOFR (Q)	5.25%		06/2031		36,382.3	36,145.5	36,382.3	(2)(8)(13)
	Class A preferred units				09/2024		900		900.1	914.5	(13)
	Class B common units				09/2024		900,078		387.1	384.0	(13)
									38,054.3	38,324.0
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC (11)	First lien senior secured revolving loan	8.88%	SOFR (Q)	5.00%		05/2028		1,939.0	1,919.3	1,939.0	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	5.00%		05/2028		22,368.3	22,208.8	22,368.3	(2)(8)(13)
									24,128.1	24,307.3
Northwinds Holding, Inc. and Northwinds Services Group LLC (11)	First lien senior secured loan	9.24%	SOFR (Q)	5.25%		05/2029		22,615.6	22,396.8	22,615.6	(2)(8)(13)
	Common units				05/2023		121,368		166.7	180.8	(2)(13)
									22,563.5	22,796.4
Oak-Eagle Acquireco, Inc.	First lien senior secured loan	6.25%	SOFR (S)	2.50%		08/2029		19,530.1	19,530.1	19,530.1	(13)
	First lien senior secured loan	7.01%	SOFR (S)	2.75%		03/2031		3,502.0	3,502.0	3,502.0	(2)(13)
									23,032.1	23,032.1
PestCo Holdings, LLC and PestCo, LLC (11)	First lien senior secured revolving loan	8.49%	SOFR (M)	4.75%		08/2030		433.5	426.1	429.2	(2)(8)(13)
	First lien senior secured loan	8.56%	SOFR (Q)	4.75%		08/2030		25,198.9	25,100.5	24,946.9	(2)(8)(13)
	Class A units				01/2023		8		106.0	173.0	(13)
									25,632.6	25,549.1
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc. (11)	First lien senior secured revolving loan	10.63% (1.50% PIK)	SOFR (Q)	6.75%		10/2030		1,196.8	1,173.0	1,041.3	(2)(8)(13)
	First lien senior secured loan	10.82% (1.50% PIK)	SOFR (Q)	6.75%		10/2030		8,611.9	8,529.6	7,492.4	(2)(8)(13)
	Preferred units	20.00% PIK			01/2026	01/2028	109		109.0	69.8	(2)(13)
	Common stock				10/2024		866		866.0	—	(13)
									10,677.6	8,603.5
Premiere Buyer, LLC (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		05/2031		15,210.7	15,061.3	15,210.7	(2)(8)(13)
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (11)	First lien senior secured loan	8.90%	SOFR (M)	5.00%		06/2031		75,198.0	74,671.4	73,694.0	(2)(8)(13)
	Limited partnership interest				06/2024		12,049,000		12,049.0	12,049.0	(2)(13)
									86,720.4	85,743.0
Redwood Services LP (11)	First lien senior secured revolving loan					06/2032		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.65%	SOFR (Q)	4.75%		06/2032		70,385.0	69,798.4	70,385.0	(2)(8)(13)
									69,798.4	70,385.0
Saber Parent Holdings Corp. and MSHC, Inc. (11)	First lien senior secured loan	8.70% (2.25% PIK)	SOFR (Q)	4.75%		12/2032		16,336.1	16,263.9	16,009.3	(2)(13)
SGP Shaka HoldCo, LLC and SGP Shaka JV, LLC (11)	First lien senior secured revolving loan	10.00%	SOFR (Q)	6.25%		01/2031		292.6	287.5	292.6	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	10.32%	SOFR (Q)	6.25%		01/2031		1,968.8	1,934.7	1,968.8	(2)(8)(13)
	Series A preferred units	13.25% PIK			01/2026		2,488		2,646.4	2,721.0	(13)
	Warrant to purchase common units				01/2026	01/2036	311,000		—	—	(13)
									4,868.6	4,982.4
TopGolf International, LLC and TopGolf Topco, LLC (11)	First lien senior secured revolving loan	8.40%	SOFR (M)	4.50%		01/2031		1,241.0	1,154.5	1,241.0	(2)(8)(10)(13)
	First lien senior secured loan	8.55%	SOFR (Q)	4.50%		01/2033		29,541.5	29,277.5	29,541.5	(2)(8)(13)
	Common units				01/2026		94,680		9,468.0	10,769.4	(13)
									39,900.0	41,551.9
Triple JJJ Lube, Corp. and TCC Buyer Holdco, LLC (4)(11)	First lien senior secured loan	9.77%	SOFR (Q)	6.00%		01/2032		17,559.4	17,247.9	17,559.4	(2)(8)(13)
	Class A preferred units				01/2026		16,480		16,480.0	29,013.2	(2)(13)
									33,727.9	46,572.6
TSWT Acquisition, Inc. and TSWT Holdings, LLC (11)	First lien senior secured revolving loan	8.90%	SOFR (M)	5.00%		11/2031		620.5	609.1	620.5	(2)(8)(13)
	First lien senior secured revolving loan	11.00%	Base rate (Q)	4.00%		11/2031		558.0	547.7	558.0	(2)(8)(13)
	First lien senior secured loan	8.90%	SOFR (M)	5.00%		11/2031		16,558.4	16,432.8	16,558.4	(2)(8)(13)
	Class A units				11/2025		35		768.0	836.8	(2)(13)
									18,357.6	18,573.7
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (11)	First lien senior secured revolving loan	10.07%	SOFR (Q)	6.00%		11/2030		2,687.6	2,644.3	2,257.6	(2)(8)(13)
	First lien senior secured loan	10.07% (4.02% PIK)	SOFR (Q)	6.00%		11/2030		34,453.7	34,168.3	28,935.4	(2)(8)(13)
	First lien senior secured loan	9.32% (4.02% PIK)	SOFR (Q)	5.25%		11/2030		273.0	268.4	228.6	(2)(8)(13)
	Class B common units				11/2023		351		351.0	88.0	(13)
									37,432.0	31,509.6
Vista Higher Learning, LLC (11)	First lien senior secured loan	8.70%	SOFR (Q)	4.75%		09/2031		25,487.8	25,277.1	25,232.9	(2)(8)(13)
	First lien senior secured loan	7.45%	SOFR (Q)	3.50%		09/2031		1.0	1.0	1.0	(2)(8)(13)
									25,278.1	25,233.9
Whatabrands LLC	First lien senior secured loan	6.54%	SOFR (M)	2.75%		08/2033		47,876.4	47,758.5	47,812.7	(2)

									1,393,345.1	1,414,846.5		14.27%
Financial Services
Aduro Advisors, LLC (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		07/2030		18,437.1	18,321.0	18,437.1	(2)(8)(13)
AL NGPL Holdings, LLC	First lien senior secured loan	5.73%	SOFR (Q)	2.00%		12/2030		3,932.9	3,924.2	3,930.5	(2)(8)
ASP CFO 2026, L.P. (11)	Private asset-backed investment	9.00%				03/2041		3,810.0	3,810.0	3,783.7	(6)(13)
	Private asset-backed investment	12.09%				03/2041		3,408.0	3,408.0	3,408.0	(6)(13)
									7,218.0	7,191.7
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Senior subordinated loan	10.82%	SOFR (Q)	6.75%		12/2031		16,250.0	16,002.2	16,250.0	(2)(8)(13)
Beacon Pointe Harmony, LLC (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		12/2028		9,543.8	9,521.2	9,543.8	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cannon Bridge Designated Activity Company (11)	Private asset-backed investment	14.53% PIK	Euribor (Q)	12.00%		07/2027		2,636.4	2,724.8	2,626.6	(6)(13)
	Private asset-backed investment	8.56%	Euribor (Q)	6.00%		07/2027		1,017.8	1,049.7	1,017.8	(6)(13)
	Private asset-backed investment	9.64%	SOFR (Q)	6.00%		07/2027		377.8	381.2	377.8	(6)(13)
	Private asset-backed investment	15.69% PIK	SOFR (Q)	12.00%		07/2027		138.9	143.6	122.2	(6)(13)
									4,299.3	4,144.4
Cezanne Bidco (11)	First lien senior secured loan	7.84%	Euribor (Q)	5.25%		10/2031		14,795.9	13,886.5	14,795.9	(2)(6)(13)
CFC Bidco 2022 Limited	First lien senior secured loan	7.23%	SOFR (Q)	3.50%		07/2032		56,081.7	54,918.8	54,025.2	(2)(6)
Clearstead Advisors, LLC (11)	First lien senior secured revolving loan	8.65%	SOFR (M)	4.75%		02/2029		223.1	219.2	223.1	(2)(8)(13)
	First lien senior secured loan	8.48%	SOFR (Q)	4.75%		02/2028		8,438.6	8,417.5	8,438.6	(2)(8)(13)
	First lien senior secured loan	8.60%	SOFR (Q)	4.75%		02/2029		4,822.1	4,794.5	4,822.1	(2)(8)(13)
									13,431.2	13,483.8
Convera International Holdings Limited and Convera International Financial S.A R.L. (11)	First lien senior secured loan	8.97%	SOFR (Q)	4.75%		03/2030		17,010.7	16,918.6	17,010.7	(2)(6)(8)(13)
Endeavor Bidco LLC and Endeavor TopCo, Inc.	First lien senior secured loan	8.32%	SOFR (Q)	4.25%		08/2029		8,377.0	8,286.9	8,377.0	(2)(8)(13)
	Class A common units				08/2024		2,540		2,540.0	4,190.8	(13)
									10,826.9	12,567.8
Focus Financial Partners, LLC	First lien senior secured loan	6.40%	SOFR (M)	2.50%		09/2031		45,212.4	45,144.9	44,322.1	(2)
GAPCO AIV Interholdco (CP), L.P.	Senior subordinated loan	10.82% PIK	SOFR (Q)	6.75%		03/2033		70,649.4	69,080.2	70,649.4	(2)(8)(13)
GC Waves Holdings, Inc. (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		10/2030		26,592.1	26,454.1	26,592.1	(2)(8)(13)
Gen II Fund Services, LLC	First lien senior secured loan	7.01%	SOFR (S)	2.75%		11/2031		33,009.8	33,147.8	33,051.0	(2)
Grit Buyer, Inc. and Integrum Grit Co-Invest LP (11)(12)	First lien senior secured revolving loan					07/2031		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		07/2032		63,681.2	62,826.6	63,681.2	(2)(8)(13)
	Limited partnership interests				07/2025		4,643,250		3,740.9	4,882.6	(2)(13)
									66,567.5	68,563.8
GTCR F Buyer Corp. and GTCR (D) Investors LP (11)(12)	First lien senior secured revolving loan	8.90%	SOFR (M)	5.00%		09/2029		250.0	227.1	250.0	(2)(8)(13)
	First lien senior secured loan	8.90%	SOFR (M)	5.00%		09/2030		14,193.1	14,018.2	14,193.1	(2)(8)(13)
	Limited partnership interests				09/2023		78,677		79.3	170.2	(2)(13)
									14,324.6	14,613.3
Harbourvest Global Private Equity Limited (11)	Private asset-backed investment	7.34%	SOFR (Q)	3.50%		06/2029		26,000.0	25,477.8	26,000.0	(13)
HighTower Holding, LLC	First lien senior secured loan	6.51%	SOFR (Q)	2.75%		02/2032		28,217.5	28,188.3	28,005.9	(2)
Icon Parent I Inc.	First lien senior secured loan	6.79%	SOFR (Q)	2.75%		11/2031		30,418.8	30,409.2	29,747.2	(2)
IH Elevate Buyer, Inc. and Integrum Elevate Co-Invest LP (11)	First lien senior secured loan	8.90%	SOFR (M)	5.00%		06/2033		34,718.9	34,215.0	34,198.1	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Limited partnership interests				05/2026		1,801,000		1,801.0	1,801.0	(2)(13)
									36,016.0	35,999.1
Isotope FinCo S.a r.l.	First lien senior secured loan	6.76%	SOFR (S)	2.50%		09/2033		10,000.0	9,975.0	10,000.0	(6)(13)
Isthmus Capital LLC	Private asset-backed investment	9.50%				06/2030		797.2	791.9	797.2	(6)(13)
	Private asset-backed investment				06/2023		4		—	26.6	(6)(13)
									791.9	823.8
Kohlberg Private Credit Investors Rated Feeder-L, L.L.C. (11)(12)	Private asset-backed investment	12.95%	SOFR (Q)	9.25%		12/2036		9,263.0	9,138.1	9,263.0	(6)(13)
	Private asset-backed investment					12/2036		1,182.9	1,182.9	165.6	(6)(13)
									10,321.0	9,428.6
Lido Advisors, LLC and LAL Group Holdings, LLC (11)	First lien senior secured loan	9.05%	SOFR (Q)	5.00%		05/2032		149.3	119.1	149.3	(2)(8)(13)
MAI Capital Management Intermediate LLC (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		08/2031		10,146.5	10,087.6	10,146.5	(2)(8)(13)
Mars Downstop Loan Purchaser Trust	Private asset-backed investment	11.00%			02/2024		29,990,339		7,117.7	7,117.7	(6)(13)
MC Accelerate Co-Invest Feeder LP and MC CIF Wealth Management (UK) Ltd.	Z1 preferred shares	12.00% PIK			08/2025	08/2031	15,586		17,664.5	17,820.4	(2)(6)(13)
	Z2 preferred shares	12.00% (6.00% PIK)			08/2025	08/2031	15,586		16,519.7	16,675.5	(2)(6)(13)
	Z2 preferred shares	12.00% PIK			05/2026		12,549		12,875.1	13,063.3	(2)(6)(13)
	Membership interest				08/2025		1,000		1.0	1.4	(2)(6)(13)
									47,060.3	47,560.6
Medlar Bidco Limited (11)	First lien senior secured loan	8.23%	SONIA (Q)	4.50%		05/2032		31,988.6	31,754.3	31,988.6	(2)(6)(13)
	First lien senior secured loan	6.97%	Euribor (Q)	4.50%		05/2032		14,506.8	14,331.4	14,506.8	(2)(6)(13)
									46,085.7	46,495.4
Mercury Borrower, Inc.	First lien senior secured loan	6.90%	SOFR (M)	3.00%		11/2032		40,799.1	40,597.6	40,378.5	(2)(8)
Merit Financial Group, LLC and CWC Fund I (MFA) LP (11)	First lien senior secured loan	8.76%	SOFR (Q)	4.75%		08/2032		17,658.5	17,527.9	17,658.5	(2)(8)(13)
	Limited partnership interests				08/2025		5,086,230		5,111.2	5,379.7	(13)
									22,639.1	23,038.2
Monica Holdco (US), Inc. (11)	First lien senior secured revolving loan					07/2030		—	—	—	(2)(9)(13)
	First lien senior secured loan	9.47%	SOFR (Q)	5.25%		07/2030		10,916.4	10,792.4	10,916.4	(2)(8)(13)
									10,792.4	10,916.4
MWH Intermediate II, LLC (11)	First lien senior secured loan	9.15%	SOFR (M)	5.25%		08/2032		11,157.0	10,985.2	10,993.5	(2)(8)(13)
Nexus Buyer LLC	Second lien senior secured loan	9.65%	SOFR (M)	5.75%		02/2032		105,678.8	104,857.7	102,961.8	(2)
Oak Funding LLC (11)	First lien senior secured loan	8.32%	SOFR (Q)	4.50%		12/2032		84,863.5	84,126.8	84,863.5	(2)(6)(8)(13)
OG Crimson Parent, Inc.	First lien senior secured loan	7.01%	SOFR (S)	2.75%		09/2033		12,000.0	11,970.0	11,983.2
Parexel International Inc.	First lien senior secured loan	6.40%	SOFR (M)	2.50%		12/2031		35,324.2	35,369.2	35,330.5	(2)(8)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (11)(12)	First lien senior secured loan	8.50%	SOFR (M)	4.50%		05/2029		23,356.3	23,164.1	23,356.3	(2)(8)(13)
	Limited partnership interests				09/2023		96,046		96.4	194.2	(13)
									23,260.5	23,550.5
PCS MidCo, Inc. and PCS Parent, L.P. (11)	First lien senior secured loan	9.80%	SOFR (Q)	5.75%		03/2030		11,275.2	11,158.4	11,275.2	(2)(8)(13)
	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		03/2030		527.5	497.4	527.5	(2)(8)(13)
	Class A units				03/2024		806,000		806.0	739.5	(2)(13)
									12,461.8	12,542.2
Perigon Wealth Management, LLC and Perigon Wealth Advisors Holdings Company, LLC (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		03/2031		1,268.9	1,230.6	1,268.9	(2)(8)(13)
RWA Wealth Partners, LLC (11)	First lien senior secured revolving loan					11/2030		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.62%	SOFR (M)	4.75%		11/2030		9,096.5	9,022.6	9,096.5	(2)(8)(13)
									9,022.6	9,096.5
Shift4 Payments, LLC	First lien senior secured loan	6.07%	SOFR (Q)	2.00%		07/2032		5.0	5.0	5.0	(2)(6)
Steward Partners Global Advisory, LLC, Steward Partners Investment Advisory, LLC, Steward Partners Intermediate II, LLC, and Steward Partners New Holdings, LLC	Senior subordinated loan	11.00% PIK				12/2032		27,624.9	24,828.5	25,553.0	(2)(13)
	Warrant to purchase common stock				12/2025	12/2032	138,674		2,629.4	2,810.6	(13)
									27,457.9	28,363.6
Sunbit Receivables Trust IV (11)	Private asset-backed investment	10.76%	SOFR (M)	7.00%		04/2029		2,129.0	2,115.9	2,129.0	(8)(13)
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		07/2032		28,074.6	27,844.0	27,821.9	(2)(8)(13)
TI VI Holdings 1, L.P. (12)	Private asset-backed investment	8.73% PIK			06/2025		6,632		6,977.9	7,085.3	(6)(13)
TPG IX Cardiff Debt HoldCo I, LLC, TPG IX Cardiff Debt Holdco II, LLC, TPG IX Cardiff CI I, L.P., and TPG IX Cardiff CI II, L.P.	Senior subordinated loan	9.75%	SOFR (Q)	6.00%		01/2033		9,833.9	9,614.8	9,833.9	(2)(8)(13)
	Limited partnership interest				11/2024		4,814,025		4,850.1	7,457.2	(2)(13)
	Limited partnership interest				12/2025		535,542		535.9	829.6	(2)(13)
									15,000.8	18,120.7
Trinity Capital Inc	Corporate bond	7.54%				10/2027		29,700.0	29,700.0	29,654.8	(2)(6)(13)
Waverly Advisors, LLC and WAAM Topco, LLC	First lien senior secured loan	9.22%	SOFR (Q)	5.00%		03/2028		20,829.0	20,783.8	20,829.0	(2)(8)(13)
Wellington-Altus Financial Inc. (11)(12)	First lien senior secured revolving loan					08/2030		—	—	—	(2)(6)(9)(13)
	First lien senior secured loan	7.62%	CORRA (Q)	5.00%		08/2030		1,594.5	1,616.1	1,594.5	(2)(6)(8)(13)
	Common stock				08/2024		76,377		2,734.0	5,363.3	(2)(6)(13)
									4,350.1	6,957.8
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Wharf Street Ratings Acquisition LLC (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		09/2032		15,571.9	15,447.9	15,571.9	(2)(8)(13)
WPCG Aspire Holdings, LLC (11)	Private asset-backed investment	11.50% PIK				07/2033		37,737.7	37,168.6	37,737.7	(2)(6)(13)

									1,229,802.0	1,241,847.1		12.52%
Insurance
15484880 Canada Inc. and 15484910 Canada Inc. (11)	First lien senior secured revolving loan	8.08%	CORRA (M)	5.50%		04/2031		356.9	331.9	356.9	(2)(6)(8)(13)
	First lien senior secured loan	8.28%	Euribor (M)	5.50%		04/2031		10,018.7	10,170.8	10,018.7	(2)(6)(8)(13)
	First lien senior secured loan	8.08%	CORRA (M)	5.50%		04/2031		17,555.2	17,813.0	17,555.2	(2)(6)(8)(13)
	Senior subordinated loan	14.00% PIK				04/2035		14,446.0	14,176.9	14,446.0	(2)(6)(13)
	Class A2 shares				04/2025		18,195,524		12,703.7	12,319.1	(2)(6)(13)
									55,196.3	54,695.9
Acrisure, LLC	First lien senior secured loan	7.15%	SOFR (M)	3.25%		06/2032		36,299.4	36,235.6	27,950.5	(2)
	First lien senior secured loan	6.90%	SOFR (M)	3.00%		11/2030		15,705.8	15,691.2	12,603.9	(2)
									51,926.8	40,554.4
Alera Group, Inc.	First lien senior secured loan	6.65%	SOFR (M)	2.75%		05/2032		35,225.2	35,353.3	34,282.2	(2)
Alliant Holdings Intermediate LLC and Alliant Holdings Co-Issuer	First lien senior secured notes	6.75%				04/2028		2,000.0	2,024.9	1,994.2	(2)
	Senior subordinated notes	5.88%				11/2029		2,000.0	1,996.1	1,929.5	(2)
									4,021.0	3,923.7
AMWINS Group, Inc.	First lien senior secured loan	5.90%	SOFR (M)	2.00%		01/2032		24,494.9	24,485.6	24,153.2	(2)(8)
AQ Sunshine, Inc. and BayPine Regal Co-Invest, LP (11)	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		07/2033		11,692.0	11,514.5	11,579.0	(2)(8)(13)
	Limited partnership interests				05/2026		5,000,000		5,000.0	5,000.0	(2)(13)
									16,514.5	16,579.0
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc. (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		04/2032		5,994.2	5,962.9	5,994.2	(2)(8)(13)
Broadstreet Partners, Inc.	First lien senior secured loan	6.40%	SOFR (M)	2.50%		06/2031		40,612.0	40,623.0	39,755.5	(2)
Diamond Mezzanine 24 LLC	First lien senior secured revolving loan	8.32%	SOFR (Q)	4.50%		10/2030		3,750.0	3,724.5	3,750.0	(2)(8)(13)
	First lien senior secured loan	8.32%	SOFR (Q)	4.50%		10/2030		55,196.1	54,852.2	55,196.1	(2)(8)(13)
									58,576.7	58,946.1
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (11)(12)	First lien senior secured revolving loan	8.82%	SOFR (Q)	4.75%		12/2029		1,327.5	1,279.7	1,327.5	(2)(8)(10)(13)
	First lien senior secured loan	8.82%	SOFR (M)	4.75%		12/2030		41,534.2	41,054.1	41,534.2	(2)(8)(13)
	First lien senior secured loan	8.90%	SOFR (Q)	4.88%		12/2030		11,928.9	11,856.6	11,928.9	(2)(8)(13)
	First lien senior secured loan	9.16%	SOFR (Q)	5.25%		12/2030		12,746.1	12,619.4	12,746.1	(2)(8)(13)
	Limited partnership interest				03/2024		3,485,608		3,485.6	6,042.8	(2)(6)(13)
	Common units				07/2026		393,679		393.7	682.5	(2)(6)(13)
									70,689.1	74,262.0
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
EAG Nexus Buyer, LLC (11)	First lien senior secured loan	8.76%	SOFR (Q)	5.00%		08/2033		6,953.0	6,884.8	6,883.5	(2)(6)(8)(13)
Forza Insurance Holdings, LLC	First lien senior secured loan	9.82%	SOFR (Q)	5.75%		02/2030		40,285.5	39,873.4	40,285.5	(2)(8)(13)
Galway Borrower LLC (11)	First lien senior secured revolving loan	8.58%	SOFR (Q)	4.50%		09/2028		47.7	46.6	47.3	(2)(8)(10)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		09/2028		3,174.3	3,160.3	3,142.6	(2)(8)(13)
									3,206.9	3,189.9
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (11)	First lien senior secured loan	7.30%	CORRA (Q)	5.00%		03/2031		14,011.4	14,517.1	14,011.4	(2)(6)(8)(13)
	First lien senior secured loan	7.29%	CDOR (Q)	5.00%		03/2031		633.1	649.1	633.1	(2)(6)(8)(13)
									15,166.2	14,644.5
Higginbotham Insurance Agency, Inc., HIG Operations Holdings, Inc., and HIG Intermediate, Inc. (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		06/2031		7,789.4	7,766.6	7,730.9	(2)(8)(13)
	Series A preferred shares	10.50%			12/2024		33,710		33,204.4	33,457.2	(2)(13)
									40,971.0	41,188.1
High Street Buyer, Inc. and High Street Holdco LLC (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		04/2028		11,359.8	11,267.3	11,359.8	(2)(8)(13)
Hyperion Refinance S.a r.l.	First lien senior secured loan	6.65%	SOFR (M)	2.75%		02/2031		22,075.5	22,041.3	21,212.8	(2)(6)(8)
	First lien senior secured loan	6.65%	SOFR (M)	2.75%		04/2030		19,608.6	19,608.2	18,854.4	(2)(6)(8)
									41,649.5	40,067.2
Inszone Mid, LLC and INSZ Holdings, LLC (11)	First lien senior secured loan	8.73%	SOFR (Q)	4.75%		11/2029		45,473.7	45,193.7	45,473.7	(2)(8)(13)
King Risk Partners, LLC (11)	First lien senior secured loan	8.40%	SOFR (M)	4.50%		04/2031		17,025.8	16,914.9	17,025.8	(2)(8)(13)
Knight AcquireCo, LLC and Knight Holdings, LP (11)	First lien senior secured loan	8.26%	SOFR (Q)	4.50%		11/2032		83,053.8	82,617.4	83,053.8	(2)(8)(13)
	Class A-1 common units				11/2025		243,153		2,431.5	2,968.4	(2)(13)
									85,048.9	86,022.2
Koala Investment Holdings, Inc. (11)	First lien senior secured loan	8.30%	SOFR (Q)	4.25%		08/2032		27,512.7	27,276.8	26,962.5	(2)(8)(13)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (11)	First lien senior secured revolving loan	8.65%	SOFR (M)	4.75%		11/2029		58.0	44.3	58.0	(2)(8)(13)
	First lien senior secured loan	8.63%	SOFR (M)	4.75%		11/2029		17,795.4	17,662.6	17,795.4	(2)(8)(13)
	First lien senior secured loan	8.90%	SOFR (M)	5.00%		11/2029		4,432.7	4,417.0	4,432.7	(2)(8)(13)
	Class A2 units				11/2023		102,501		2,050.0	3,170.7	(2)(13)
									24,173.9	25,456.8
OneDigital Borrower LLC	First lien senior secured loan	6.90%	SOFR (M)	3.00%		07/2031		50,496.9	50,459.4	49,823.8	(2)(8)
People Corporation (11)	First lien senior secured loan	7.62%	CORRA (Q)	5.00%		02/2031		27,860.3	28,495.7	27,860.3	(2)(6)(8)(13)
SageSure Holdings, LLC and SageSure LLC (11)	First lien senior secured loan	8.52%	SOFR (M)	4.50%		01/2030		111,172.3	110,417.4	111,172.3	(2)(8)(13)
SIG Parent Holdings, LLC (11)	First lien senior secured loan	8.65%	SOFR (M)	4.75%		08/2031		34,181.7	33,958.2	34,181.7	(2)(8)(13)
Slaine Holdings LLC (11)	Senior subordinated loan	10.40%	SOFR (M)	6.50%		05/2030		64,445.2	63,506.4	64,445.2	(2)(8)(13)
Trucordia Insurance Holdings, LLC	First lien senior secured loan	7.32%	SOFR (Q)	3.25%		06/2032		6,822.5	6,872.0	6,302.2	(2)
World Insurance Associates, LLC and World Associates Holdings, LLC (11)	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		04/2030		18,496.3	18,407.5	18,311.3	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets

									1,033,093.1	1,023,802.5		10.32%
Consumer Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	First lien senior secured loan	8.02%	SOFR (M)	4.00%		09/2028		9,313.6	6,807.8	6,488.5	(2)
	First lien senior secured loan	8.52%	SOFR (M)	4.50%		09/2028		3,331.9	2,427.8	2,332.3	(2)(8)
									9,235.6	8,820.8
BGI Purchaser, Inc. (11)	First lien senior secured revolving loan	7.51%	SOFR (Q)	3.75%		05/2030		12,119.8	11,953.3	12,119.8	(2)(8)(13)
	First lien senior secured loan	8.26%	SOFR (Q)	4.50%		05/2031		24,620.4	24,397.9	24,620.4	(2)(8)(13)
									36,351.2	36,740.2
Blazing Star Parent, LLC	First lien senior secured loan	10.76%	SOFR (Q)	7.00%		08/2030		67,694.5	66,371.9	67,694.5	(2)(8)(13)
BR PJK Produce, LLC	First lien senior secured loan	10.13%	SOFR (Q)	6.25%		12/2027		1,744.4	1,736.5	1,604.9	(2)(8)(13)
	First lien senior secured loan	10.40%	SOFR (Q)	6.50%		11/2027		449.5	445.9	413.5	(2)(8)(13)
	First lien senior secured loan	10.38%	SOFR (Q)	6.50%		12/2027		273.5	266.7	251.6	(2)(8)(13)
									2,449.1	2,270.0
Carrera Bidco Limited	Senior subordinated loan	8.32%	Euribor (S)	5.25%		11/2032		100,923.1	101,577.5	100,923.1	(6)(13)
City Line Distributors LLC and City Line Investments LLC (11)	First lien senior secured loan	10.07%	SOFR (Q)	6.00%		08/2028		2,664.3	2,638.5	2,637.6	(2)(8)(13)
	Class A units	8.00% PIK			08/2023		120,151		151.3	89.9	(2)(13)
									2,789.8	2,727.5
DecoPac, Inc. and Decoration Parent, LP (11)	First lien senior secured loan	9.32%	SOFR (Q)	5.25%		07/2032		4,479.6	4,415.2	4,479.6	(2)(8)(13)
	Common units				07/2026		913,000		913.0	919.9	(2)(13)
									5,328.2	5,399.5
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (11)	First lien senior secured loan	9.25%	SOFR (M)	5.25%		03/2028		10,975.3	10,941.5	10,975.3	(2)(8)(13)
Essor Group Assets LLC and Essor Group, Inc. (11)	First lien senior secured revolving loan	10.46%	SOFR (S)	6.50%		08/2031		2,210.4	2,102.0	2,155.1	(2)(6)(8)(13)
	First lien senior secured loan	10.38%	SOFR (Q)	6.50%		08/2031		30,276.6	29,086.0	29,062.8	(2)(6)(8)(13)
	Warrant to purchase Class C common stock				08/2026	08/2036	164,222		456.9	456.9	(2)(6)(13)
									31,644.9	31,674.8
GLP Canada Bidco Inc., GLP US Midco, Inc., and GLP Group Holdco, LP (11)	First lien senior secured loan	8.98%	SOFR (Q)	5.00%		09/2032		11,528.8	11,538.5	11,355.9	(2)(6)(8)(13)
	Class A-2 common units				09/2026		790		564.6	555.2	(2)(6)(13)
									12,103.1	11,911.1
GMF Parent, Inc. and GMF Group Holdings, LP (11)	First lien senior secured revolving loan	8.46%	SOFR (Q)	4.50%		12/2032		687.7	661.9	639.6	(2)(8)(10)(13)
	First lien senior secured loan	8.52%	SOFR (Q)	4.50%		12/2032		13,907.3	13,783.8	12,933.8	(2)(8)(13)
	Class A2 units				12/2025		2,414		2,414.0	1,519.7	(2)(13)
									16,859.7	15,093.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (11)	First lien senior secured revolving loan	7.87%	SOFR (Q)	4.00%		11/2029		4,035.9	3,996.0	4,035.9	(2)(8)(13)
	First lien senior secured loan	9.42%	SOFR (M)	5.50%		11/2029		12,667.9	12,588.2	12,667.9	(2)(8)(13)
	Limited partnership interest				11/2023		3,544,000		3,827.5	6,057.7	(2)(13)
									20,411.7	22,761.5
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	First lien senior secured loan	6.92%	SOFR (S)	3.25%		05/2033		201,735.4	200,974.7	199,601.0	(2)
Mountaineer Merger Corporation (11)	First lien senior secured revolving loan	10.07% (1.25% PIK)	SOFR (Q)	6.25%		10/2027		6,381.8	6,320.9	6,062.7	(2)(13)
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (11)	First lien senior secured revolving loan					05/2031		—	—	—	(2)(9)(13)
	First lien senior secured loan	9.61%	SOFR (Q)	5.75%		05/2031		15,136.6	14,867.3	15,136.6	(2)(8)(13)
	Class B limited liability company interest				05/2023		0.04%		105.9	98.2	(2)(13)
									14,973.2	15,234.8
Project Cardinal Acquisition, LLC (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		10/2032		18,057.0	17,902.3	18,057.0	(2)(8)(13)
Quirch Foods Holdings, LLC (11)	First lien senior secured loan	10.31%	SOFR (Q)	6.50%		11/2030		102,157.3	101,312.2	102,157.3	(2)(8)(13)
Reddy Ice LLC (11)	First lien senior secured revolving loan					04/2029		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.99%	SOFR (Q)	5.25%		04/2029		155,312.6	155,312.6	153,759.5	(2)(8)(13)
									155,312.6	153,759.5
Royal Borrower, LLC and Royal Parent, LP (11)	First lien senior secured revolving loan					07/2030		—	—	—	(2)(9)(13)
	First lien senior secured loan	9.64%	SOFR (M)	5.75%		07/2030		22,392.3	22,201.7	22,392.3	(2)(8)(13)
	Class A preferred units	10.00% PIK			07/2024		2,124,000		2,652.1	2,279.7	(13)
									24,853.8	24,672.0
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (11)(12)	First lien senior secured revolving loan	10.51%	SOFR (Q)	6.75%		01/2029		127.1	117.4	114.4	(2)(8)(10)(13)
	First lien senior secured loan	11.57% (5.25% PIK)	SOFR (Q)	7.75%		01/2029		8,235.5	8,147.3	7,411.9	(2)(8)(13)
	Common units				01/2023		50,000		50.3	—	(13)
									8,315.0	7,526.3

									846,028.9	844,062.0		8.51%
Sports, Media and Entertainment
22 HoldCo Limited	Senior subordinated loan	11.41% PIK	SONIA (S)	7.50%		08/2033		28,927.4	27,652.7	28,927.4	(2)(6)(8)(13)
3 Step Sports LLC (11)	First lien senior secured revolving loan	10.40%	SOFR (M)	6.50%		10/2028		315.8	282.0	315.8	(2)(8)(13)
	First lien senior secured loan	10.57%	SOFR (Q)	6.50%		10/2029		20,484.6	20,024.9	20,484.6	(2)(8)(13)
									20,306.9	20,800.4
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Bad Vibes Forever, LLC and Bad Vibes Forever Publishing, LLC	First lien senior secured loan	9.35%	SOFR (S)	5.50%		06/2032		18,433.8	18,207.1	18,249.4	(2)(8)(13)
CFC Funding LLC	Loan instrument units	9.75% PIK			07/2023		5,300		6,787.4	7,051.9	(6)(13)
Chess.com LLC and Squares Aggregator, LP (11)	First lien senior secured loan	10.07%	SOFR (Q)	6.00%		08/2032		38,206.4	37,460.0	37,442.3	(2)(8)(13)
	Common units				08/2026		1,109		1,108.6	1,108.6	(2)(13)
									38,568.6	38,550.9
Create Music Holdings, LLC (11)	Second lien senior secured loan	10.01% (3.25% PIK)	SOFR (Q)	6.25%		02/2033		10,148.1	10,013.3	10,148.1	(2)(8)(13)
	Class A common stock				02/2026		221,384		2,464.0	3,245.3	(13)
									12,477.3	13,393.4
Creative Artists Agency, LLC	First lien senior secured loan	6.40%	SOFR (M)	2.50%		10/2031		42,522.1	42,568.5	42,575.2	(2)
Discovery Global Holdings, Inc.	First lien senior secured loan	6.40%	SOFR (M)	2.50%		06/2033		589.7	588.3	589.1	(2)(6)
Dobson Ventures, LLC	Private asset-backed investment	11.50%				03/2029		4,946.2	4,926.2	4,946.2	(6)(13)
Dundee Eros, LP	Limited partnership interest				11/2024		4,859,032		4,859.0	4,774.9	(2)(13)
Endeavor Group Holdings, Inc. and EOC Borrower, LLC	First lien senior secured loan	6.65%	SOFR (M)	2.75%		03/2032		8,220.4	8,223.9	8,232.7	(2)
	First lien senior secured loan	7.65%	SOFR (M)	3.75%		03/2028		7,163.5	7,163.5	7,147.8	(2)
									15,387.4	15,380.5
FEH Group, LLC.	Class A common interest				12/2024		20		137,744.5	200,567.7	(13)
	Class A common interest				12/2024		20		4,067.9	5,849.8	(13)
	Class A common interest				12/2024		20		1,003.3	1,442.9	(13)
									142,815.7	207,860.4
Fever Labs, Inc. (11)	First lien senior secured revolving loan	11.00%				11/2028		16,834.3	16,697.2	16,834.3	(2)(13)
	First lien senior secured loan	11.00%				11/2028		24,732.4	23,068.2	24,732.4	(2)(13)
	First lien senior secured loan	10.50%				11/2028		1,488.6	1,476.3	1,488.6	(2)(13)
	Series B redeemable preferred stock	13.50% PIK			06/2025		11,786		13,760.4	14,025.6	(2)(13)
	Series E-5 convertible shares				08/2024		318,631		1,381.9	2,707.8	(2)(13)
	Warrant to purchase common stock				06/2025	06/2035	235,740		—	1,245.8	(2)(13)
									56,384.0	61,034.5
Firebird Music Holdings, LLC	Common units				06/2026		2,955,319		4,167.0	4,167.0	(13)
Firebird Music Rights I LP (4)(12)	Limited partnership interests	10.00% PIK			06/2026		834,904		851.7	834.9	(13)
GSM Rights Fund II LP (12)	Class B interest				03/2025	03/2031	4,703,217		4,703.2	4,845.8	(6)(13)
Kid Distro Holdings, LLC (11)	First lien senior secured loan	9.57%	SOFR (Q)	5.50%		08/2033		18,285.8	18,015.2	18,011.5	(2)(8)(13)
League One Volleyball Clubs, LLC and League One Volleyball, Inc. (11)	First lien senior secured loan	10.82%	SOFR (Q)	6.75%		01/2030		1.1	1.1	1.1	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	12.75%	Base rate (Q)	5.75%		01/2030		0.9	0.9	0.9	(2)(8)(13)
	Series B preferred stock				07/2023		194		1.0	1.5	(2)(13)
	Series C preferred stock				09/2024		67		0.6	0.9	(2)(13)
	Warrant to purchase common stock				01/2025	01/2030	8		—	—	(2)(13)
									3.6	4.4
Legends Hospitality Holding Company, LLC and Stadium Coinvest (B)-III, L.P. (11)	First lien senior secured revolving loan	8.90%	SOFR (M)	5.00%		08/2030		800.6	759.1	792.6	(2)(8)(10)(13)
	First lien senior secured loan	9.32%	SOFR (Q)	5.50%		08/2031		28,244.8	27,871.0	27,962.4	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	5.00%		08/2031		1,583.3	1,572.3	1,567.5	(2)(8)(13)
	Limited partnership interest				02/2025		2,977,000		3,041.0	3,101.1	(2)(13)
									33,243.4	33,423.6
LiveBarn Inc., LiveBarn US, LLC, LiveBarn Canada I, ULC, and Royal Topco Holdings, LLC (11)	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		03/2033		4,814.5	4,770.0	4,814.5	(2)(6)(8)(13)
	First lien senior secured loan	6.92%	CORRA (Q)	4.50%		03/2033		687.8	676.9	687.8	(2)(6)(8)(13)
	Class A Units	8.00% PIK			03/2026		2,738		2,848.3	2,802.8	(2)(6)(13)
	Vested Class B units				03/2026		2,737,653		—	—	(6)(13)
									8,295.2	8,305.1
Mari Events Midco LLC and AE EventsCo Holdings LLC (11)	First lien senior secured loan	8.07%	SOFR (Q)	4.00%		10/2032		6,097.7	6,037.7	6,097.7	(2)(8)(13)
	Class A-2 units				10/2025		728		7,282.7	8,915.4	(2)(13)
	Class A-1 units				10/2025		520		5,199.2	6,364.8	(13)
	Class A-3 units				10/2025		340		3,399.7	4,161.9	(2)(13)
									21,919.3	25,539.8
Mari Miami II LLC and South Florida Tennis, LLC	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		10/2032		6,691.4	6,649.3	6,691.4	(2)(8)(13)
	Class A common interests				10/2025		20		1,745.0	6,188.6	(13)
									8,394.3	12,880.0
Melody TopCo LP and Melody Holdings LP	Class A-1 preferred units	11.00% PIK			07/2025		18,204		36,317.1	36,973.0	(2)(13)
	Class A-2 preferred units	11.00% PIK			07/2025		18,204		4,079.5	4,152.4	(13)
	Class A-1 common units				07/2025		7,354		13,123.9	14,248.3	(2)(13)
	Class A-2 common units				07/2025		7,354		1,470.6	1,583.1	(13)
									54,991.1	56,956.8
NEP Group, Inc.	First lien senior secured loan	8.40%	SOFR (M)	4.50%		10/2031		27,403.7	26,784.8	24,149.5	(2)
Orange Barrel Media, LLC/IKE Smart City, LLC (11)	Private asset-backed investment	9.65%	SOFR (M)	5.75%		10/2027		3,908.0	3,893.9	3,908.0	(2)(8)(13)
	Private asset-backed investment	9.65%	SOFR (M)	5.75%		03/2027		4,092.0	4,084.3	4,092.0	(2)(8)(13)
									7,978.2	8,000.0
OVG Business Services, LLC	First lien senior secured loan	6.90%	SOFR (M)	3.00%		06/2031		46,945.3	46,884.7	47,082.4	(2)
Propagate Content LLC (12)	Preferred units	8.00% PIK			10/2025		4		4,319.7	4,319.5	(13)
Quartz Holding Company	First lien senior secured loan	7.15%	SOFR (M)	3.25%		10/2028		3,985.0	3,981.4	3,686.1	(2)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Sandlot Action Sports, LLC	Common units				05/2024		3,384		25.0	33.7	(13)
Shout! Factory, LLC (11)	First lien senior secured revolving loan	9.01%	SOFR (M)	5.25%		06/2031		579.6	553.4	573.8	(2)(8)(13)
	First lien senior secured loan	9.32%	SOFR (Q)	5.25%		06/2031		17,318.6	17,113.1	17,145.4	(2)(8)(13)
									17,666.5	17,719.2
South Florida Motorsports, LLC	Class A common interest				12/2024		20		4,225.0	25,706.7	(13)
Voldex Entertainment Limited	First lien senior secured loan	10.98%	SOFR (Q)	7.25%		01/2029		7.4	7.3	7.4	(2)(6)(13)
WRE Sports Investments LLC	First lien senior secured loan	11.00% (5.50% PIK)				07/2031		41,476.6	40,903.0	41,476.6	(2)(13)

									698,888.7	801,284.2		8.08%
Pharmaceuticals, Biotechnology and Life Sciences
Alcami Corporation and Zebra Bidco, Inc. (11)	First lien senior secured loan	9.47%	SOFR (Q)	5.50%		12/2029		9,228.1	9,083.8	9,228.1	(2)(8)(13)
	Senior subordinated loan	12.00% PIK				07/2036		28,174.0	26,624.5	26,624.5	(2)(13)
									35,708.3	35,852.6
Artemis BidCo 2 LLC (11)	First lien senior secured revolving loan	7.82%	SOFR (Q)	3.75%		10/2031		0.8	0.7	0.8	(2)(8)(13)
	First lien senior secured loan	8.81%	SOFR (Q)	4.75%		10/2031		33,833.6	33,522.9	33,833.6	(2)(8)(13)
									33,523.6	33,834.4
Bamboo US BidCo LLC (11)	First lien senior secured revolving loan	9.15%	SOFR (M)	5.25%		10/2029		917.7	878.4	899.3	(2)(8)(10)(13)
	First lien senior secured loan	9.01%	SOFR (Q)	5.25%		09/2030		20,422.7	20,186.4	20,014.3	(2)(8)(13)
	First lien senior secured loan	7.81%	Euribor (Q)	5.25%		09/2030		8,932.0	8,274.0	8,753.4	(2)(8)(13)
									29,338.8	29,667.0
Cambrex Corporation (11)	First lien senior secured revolving loan	8.53%	SOFR (M)	4.75%		03/2032		4,080.0	3,957.0	4,080.0	(2)(8)(10)(13)
	First lien senior secured loan	8.65%	SOFR (M)	4.75%		03/2032		138,276.3	137,273.8	138,276.3	(2)(8)(13)
									141,230.8	142,356.3
Catalent, Inc.	First lien senior secured loan	6.90%	SOFR (M)	3.00%		08/2033		54,250.0	53,983.3	54,046.6	(2)(13)
CoreRx, Inc. (11)	First lien senior secured revolving loan	8.07%	SOFR (Q)	4.00%		12/2030		0.6	0.6	0.6	(2)(8)(13)
	First lien senior secured loan	11.32%	SOFR (Q)	7.25%		12/2030		4,809.9	4,728.9	4,521.3	(2)(8)(13)
									4,729.5	4,521.9
Creek Parent, Inc. and Creek Feeder, L.P.	Limited partnership interest				12/2024		4,209,000		4,209.0	4,955.9	(2)(13)
Curium BidCo S.a r.l.	First lien senior secured loan	7.07%	SOFR (Q)	3.00%		08/2031		8,525.8	8,551.8	8,509.9	(2)(6)
Gula Buyer Inc. and Gula Co-Invest II, L.P.	First lien senior secured loan	8.39%	SOFR (M)	4.50%		10/2031		147,750.0	146,445.0	147,750.0	(2)(8)(13)
	Common units				03/2025		538		560.6	831.5	(2)(13)
									147,005.6	148,581.5
Igea Bidco S.p.A. and Masco Group S.p.A. (11)	First lien senior secured notes	6.00%				09/2031		4,203.7	3,969.0	4,119.6	(2)(6)(13)
	First lien senior secured notes	6.00%				12/2031		2,337.3	2,359.4	2,290.5	(2)(6)(13)
	First lien senior secured notes	6.00%				09/2031		858.3	859.0	841.1	(2)(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									7,187.4	7,251.2
Maravai Intermediate Holdings, LLC (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		06/2032		14,345.8	14,142.5	14,130.6	(2)(6)(8)(13)
Moderna, Inc. (11)	First lien senior secured loan	9.57%	SOFR (Q)	5.50%		11/2030		85,238.0	84,177.1	85,238.0	(2)(6)(8)(13)
NAMSA Holdco, LLC, North American Science Associates, LLC and Cardinal Topco Holdings L.P. (11)	First lien senior secured revolving loan	7.06%	SOFR (Q)	3.25%		03/2033		0.6	0.6	0.6	(2)(8)(13)
	First lien senior secured loan	8.56%	SOFR (Q)	4.75%		03/2033		62,651.2	62,075.2	62,651.2	(2)(8)(13)
									62,075.8	62,651.8
Solar Bidco Limited (11)	First lien senior secured loan	9.21%	Euribor (Q)	6.75%		11/2029		5,520.4	5,527.4	5,520.4	(2)(6)(8)(13)
WCG Purchaser Corp.	First lien senior secured loan	6.65%	SOFR (M)	2.75%		02/2032		13,755.5	13,704.8	13,721.2	(2)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	Limited partnership interest				11/2023		731,000		731.6	505.5	(2)(13)

									645,827.3	651,344.8		6.57%
Materials
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC (11)	First lien senior secured revolving loan	8.83%	SOFR (Q)	5.00%		08/2028		0.6	0.6	0.6	(2)(8)(10)(13)
	First lien senior secured loan	9.64% PIK	SOFR (Q)	5.50%		02/2030		1,809.6	1,809.4	1,809.6	(2)(8)(13)
	First lien senior secured loan	11.50% PIK	Base rate (Q)	4.50%		02/2030		0.5	0.5	0.5	(2)(8)(13)
	Common units				02/2025		24,390		1,600.5	931.2	(2)(13)
									3,411.0	2,741.9
AP Adhesives Holdings, LLC (11)	First lien senior secured loan	8.61%	SOFR (Q)	4.75%		04/2032		27,623.0	27,404.9	27,623.0	(2)(8)(13)
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP (11)	First lien senior secured revolving loan					07/2032		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.57%	SOFR (Q)	4.50%		07/2032		42,017.2	41,668.4	42,017.2	(2)(8)(13)
	First lien senior secured loan	7.09%	Euribor (Q)	4.50%		07/2032		8,428.4	8,685.6	8,428.4	(2)(8)(13)
	Limited partnership interest				06/2025		1,873,000		1,879.4	2,368.0	(2)(13)
									52,233.4	52,813.6
BW Holding, Inc.	First lien senior secured loan	8.39%	SOFR (Q)	4.50%		12/2030		16,894.1	15,835.7	7,011.1	(2)(8)
Charter Next Generation, Inc.	First lien senior secured loan	6.27%	SOFR (M)	2.50%		11/2030		13,665.8	13,691.8	13,678.6	(2)(8)
Flexsys Cayman Holdings, LP	First lien senior secured loan	9.91%	SOFR (S)	6.25%		08/2029		3,802.6	3,802.6	2,234.0	(2)(8)
	First lien senior secured loan	9.34%	SOFR (S)	5.25%		08/2029		8,264.8	7,831.4	1,611.6	(2)(8)
									11,634.0	3,845.6
Meyer Laboratory, LLC and Meyer Parent, LLC (11)	First lien senior secured revolving loan	10.48% (3.75% PIK)	SOFR (Q)	6.75%		02/2030		493.6	474.5	483.7	(2)(8)(13)
	First lien senior secured loan	10.82% (3.75% PIK)	SOFR (Q)	6.75%		02/2030		12,015.2	11,888.8	11,774.9	(2)(8)(13)
	Common units				02/2024		169,000		169.0	149.0	(13)
									12,532.3	12,407.6
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP (11)(12)	First lien senior secured revolving loan	7.82%	SOFR (Q)	3.75%		03/2031		2,710.9	2,685.6	2,710.9	(2)(8)(13)
	First lien senior secured revolving loan	7.74%	SOFR (Q)	3.75%		03/2031		2,757.3	2,724.8	2,757.3	(2)(8)(10)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		03/2031		29,939.3	29,658.6	29,939.3	(2)(8)(13)
	Limited partnership interest				03/2025		781,332		784.2	660.6	(2)(13)
									35,853.2	36,068.1
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (11)	First lien senior secured revolving loan	9.36%	SOFR (M)	5.50%		03/2031		112.4	103.0	112.4	(2)(6)(8)(13)
	First lien senior secured loan	9.57%	SOFR (Q)	5.50%		03/2031		5,070.1	5,000.6	5,070.1	(2)(6)(8)(13)
	First lien senior secured loan	8.09%	Euribor (Q)	5.50%		03/2032		2,041.9	2,081.0	2,041.9	(2)(6)(8)(13)
									7,184.6	7,224.4
PLZ Corp.	Second lien senior secured loan	14.25% (7.25% PIK)				03/2033		25,929.8	25,233.8	25,411.2	(2)(13)
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation (11)	First lien senior secured revolving loan	8.62%	SOFR (Q)	4.75%		08/2032		1,190.5	1,142.5	1,178.6	(2)(6)(8)(13)
	First lien senior secured loan	8.54%	SOFR (Q)	4.75%		08/2032		33,396.5	33,143.3	33,062.5	(2)(6)(8)(13)
									34,285.8	34,241.1
Reagent Chemical & Research, LLC (11)	First lien senior secured revolving loan					04/2030		—	—	—	(2)(9)(13)
	First lien senior secured loan	9.15%	SOFR (M)	5.25%		04/2031		47,285.2	46,674.2	47,285.2	(2)(8)(13)
									46,674.2	47,285.2
S+S Industries, LLC and Astro CCM Holdings LP (11)	First lien senior secured loan	11.84%	SOFR (Q)	8.00%		06/2032		21,602.2	20,989.3	21,602.2	(2)(8)(13)
	First lien senior secured loan	7.84%	SOFR (Q)	4.00%		06/2032		1.0	1.0	1.0	(2)(8)(13)
	Limited partnership units						2,964,737		3,393.8	5,026.7	(2)(13)
									24,384.1	26,629.9
SCIH Salt Holdings Inc.	First lien senior secured loan	6.50%	SOFR (Q)	2.75%		08/2031		44,227.1	43,579.7	43,851.2	(2)
Sterilex LLC (11)	First lien senior secured revolving loan	7.78%	SOFR (Q)	3.75%		09/2030		0.5	0.5	0.5	(2)(8)(13)
	First lien senior secured loan	9.03%	SOFR (Q)	5.00%		09/2030		5,339.3	5,286.4	5,339.3	(2)(8)(13)
									5,286.9	5,339.8
Trident TPI Holdings, Inc.	First lien senior secured loan	7.82%	SOFR (Q)	3.75%		09/2028		28,539.8	28,534.3	27,667.3	(2)(8)
USALCO, LLC	First lien senior secured loan	7.26%	SOFR (Q)	3.50%		09/2031		9,050.8	9,092.7	9,073.1	(2)(8)

									396,852.4	382,912.7		3.86%
Energy
AL GCX Holdings, LLC	First lien senior secured loan	6.01%	SOFR (M)	2.25%		12/2032		9,835.8	9,802.7	9,831.2	(2)(8)
CPPIB OVM Member U.S. LLC	First lien senior secured loan	6.32%	SOFR (Q)	2.25%		08/2031		35,355.2	35,260.9	35,425.9	(2)
Enviva Inc.	First lien senior secured loan	10.31%	SOFR (Q)	6.50%		12/2029		21,000.7	21,230.6	21,158.2	(2)(8)
Freeport LNG investments, LLLP	First lien senior secured loan	6.73%	SOFR (M)	2.75%		02/2033		34,368.7	34,133.8	34,490.4	(2)
HighPeak Energy, Inc.	First lien senior secured loan	11.72%	SOFR (Q)	7.50%		09/2028		104,516.7	104,164.1	104,516.7	(2)(6)(8)(13)
Intero Integrity Services Group B.V. (11)	First lien senior secured loan	10.09%	Euribor (Q)	7.47%		09/2031		3,818.2	3,631.3	3,741.9	(2)(6)(8)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured loan	11.21%	SOFR (S)	7.47%		09/2031		2,309.8	2,264.2	2,262.5	(2)(6)(8)(13)
									5,895.5	6,004.4
NPDGull Limited and Galileo Co-investment Trust I (11)	First lien senior secured loan	10.28%	BKBM (Q)	7.00%		07/2031		6,722.1	6,675.8	6,722.1	(2)(6)(8)(13)
Pasadena Performance Products, LLC	First lien senior secured loan	7.32%	SOFR (Q)	3.25%		02/2032		25,965.6	25,911.9	26,056.4	(2)
Pelican Pipeline, LLC	First lien senior secured loan	6.82%	SOFR (Q)	2.75%		03/2033		7,500.0	7,465.2	7,514.1	(2)
Phoenix Operating LLC	First lien senior secured loan	11.11%	SOFR (Q)	7.00%		10/2028		87,028.8	85,266.3	87,028.8	(2)(8)(13)
	First lien senior secured loan					10/2028		1,928.1	—	—	(13)
									85,266.3	87,028.8
Prairie ECI Acquiror LP	First lien senior secured loan	7.15%	SOFR (M)	3.25%		08/2029		8,586.9	8,582.2	8,603.0	(2)
TransMontaigne Operating Company L.P.	First lien senior secured loan	6.15%	SOFR (M)	2.25%		03/2030		23,130.8	23,136.7	23,165.5	(2)(8)

									367,525.7	370,516.7		3.74%
Food and Beverage
Badia Spices, LLC (11)	First lien senior secured loan	8.20%	SOFR (Q)	4.25%		11/2030		92,404.6	91,288.4	92,404.6	(2)(8)(13)
Chobani, LLC	First lien senior secured loan	6.15%	SOFR (M)	2.25%		10/2032		36,068.9	36,074.1	36,061.3	(2)
Custom Ingredients, LLC and Butterfly Springboard Co-Invest-A, L.P. (11)	First lien senior secured loan	8.65%	SOFR (M)	4.75%		07/2032		17,878.3	17,705.0	17,699.5	(2)(13)
	Common stock				09/2026		1,749,000		1,766.5	1,749.0	(2)(13)
									19,471.5	19,448.5
Demakes FinanceCo, LLC	First lien senior secured loan	9.82%	SOFR (Q)	5.75%		12/2031		19,757.3	19,332.2	19,757.3	(2)(8)(13)
Forward Keystone Holdings, LP (11)	Senior subordinated loan	15.00% (8.00% PIK)				03/2029		27,230.1	26,769.8	27,230.1	(2)(13)
	Common units				03/2025		3,532,000		3,532.0	4,181.0	(2)(13)
									30,301.8	31,411.1
Froneri International Limited	First lien senior secured loan	6.45%	SOFR (S)	2.50%		09/2032		16,391.9	16,378.3	16,285.9	(2)(6)
HBH Buyer, LLC (11)	First lien senior secured revolving loan	7.33%	SOFR (Q)	3.50%		09/2031		13,886.5	13,732.8	13,886.5	(2)(8)(13)
	First lien senior secured loan	9.07%	SOFR (Q)	5.00%		09/2031		24,182.8	23,931.1	24,182.8	(2)(8)(13)
									37,663.9	38,069.3
Plus Bidco, LLC (11)	First lien senior secured loan	8.76%	SOFR (M)	5.00%		08/2032		7,739.9	7,634.6	7,687.6	(2)(8)(13)
Spindrift Beverage Co., Inc. and SBC Aggregator LP (11)(12)	First lien senior secured revolving loan	9.12%	SOFR (S)	5.00%		02/2032		766.9	747.3	766.9	(2)(8)(13)
	First lien senior secured loan	8.87%	SOFR (Q)	5.00%		02/2032		10,772.7	10,670.6	10,772.7	(2)(8)(13)
	Limited partnership units				02/2025		7,249		7,249.4	11,420.6	(2)(13)
									18,667.3	22,960.2
Sugar PPC Buyer LLC	First lien senior secured loan	8.50%	SOFR (S)	4.75%		10/2031		25,949.4	25,638.6	25,949.4	(2)(8)(13)
Supplying Demand, Inc. (11)	First lien senior secured revolving loan	7.73%	SOFR (Q)	4.00%		11/2027		10,898.4	10,835.3	10,898.4	(2)(8)(13)
Wilbur-Ellis Holdings II LLC (11)	First lien senior secured revolving loan	7.66%	SOFR (M)	4.25%		06/2030		9,409.7	9,194.1	9,221.5	(2)(8)(13)

									322,480.1	330,155.1		3.33%
Data Centers
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
EdgeConneX MCN US Finance Co 1, LLC	Senior subordinated loan	9.85%	SOFR (S)	6.00%		06/2032		96,681.4	94,847.5	94,747.8	(2)(13)
Retained Vantage Data Centers Intermediate Holdco, LP and Retained Vantage Data Centers Assets, LP	Senior subordinated loan	9.50%				12/2031		203,549.0	200,474.6	203,549.0	(2)(13)
Vantage Data Centers Europe S.a r.l. (11)	Private asset-backed investment	9.23%	Euribor (M)	6.75%		05/2029		2,450.6	2,338.6	2,450.6	(2)(6)(13)
	Private asset-backed investment	9.33%	Euribor (M)	6.85%		05/2029		250.3	238.8	250.3	(2)(6)(13)
									2,577.4	2,700.9

									297,899.5	300,997.7		3.04%
Transportation
First Student Bidco Inc.	First lien senior secured loan	6.32%	SOFR (Q)	2.25%		08/2030		52,483.8	52,499.4	52,396.2	(2)
FTAI Infrastructure Inc. and FIP RR Holdings LLC	First lien senior secured loan	9.75%				02/2028		9,175.5	8,982.9	9,287.1	(2)(6)(13)
	Series A preferred shares	10.00% PIK			08/2025	08/2035	37,809		40,030.7	44,289.7	(6)(13)
	Warrant to purchase common units				08/2025	08/2035	6,522		2,268.5	5,050.2	(6)(13)
									51,282.1	58,627.0
Marco Polo Fund SCSp-RAIF (12)	Limited partnership interest				02/2026		8,636,479		4,884.5	5,688.7	(6)
Nordic Ferry Infrastructure AS	Senior subordinated loan	9.58%	NIBOR (Q)	5.00%		11/2031		68,956.4	59,345.3	68,956.4	(2)(6)(13)
	Senior subordinated loan	7.55%	Euribor (Q)	5.00%		11/2031		63,311.4	58,225.7	63,311.4	(2)(6)(13)
									117,571.0	132,267.8
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P. (11)(12)	First lien senior secured revolving loan	8.66%	SOFR (Q)	4.75%		08/2032		662.4	648.4	655.8	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		08/2032		10,690.1	10,601.0	10,583.2	(2)(8)(13)
	Limited partnership interest				07/2025		1,434,486		1,451.4	1,665.1	(2)(13)
									12,700.8	12,904.1

									238,937.8	261,883.8		2.64%
Automobiles and Components
Bolt Newco Holdings, L.P. and Bolt Purchaser, LLC (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		06/2033		24,419.0	24,183.7	24,174.8	(2)(8)(13)
	Class A-1 units				06/2026		7,573,000		7,573.0	7,499.1	(13)
									31,756.7	31,673.9
Churchill OpCo Holdings LLC and Victory Topco, LP (11)	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		11/2029		34,801.7	34,530.0	34,801.7	(2)(8)(13)
	Class A-2 common units				11/2023		23,290		2,329.0	6,633.5	(2)(13)
									36,859.0	41,435.2
Collision SP Subco, LLC (11)	First lien senior secured loan	8.66%	SOFR (Q)	4.75%		01/2030		7,518.9	7,448.3	7,293.3	(2)(8)(13)
Dynamo Midco B.V.	First lien senior secured loan	7.15%	SOFR (M)	3.25%		09/2031		18,292.6	18,321.2	17,835.3	(2)(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Telle Tire & Auto Service, LLC, Telle Tire Holdco, LLC, and Next Horizon Capital TireCo SPV, LP (11)	First lien senior secured revolving loan	8.95%	SOFR (S)	5.00%		03/2031		245.5	241.5	245.5	(2)(8)(13)
	First lien senior secured revolving loan	11.00%	Base rate (Q)	4.00%		03/2031		103.2	101.5	103.2	(2)(8)(13)
	First lien senior secured loan	8.86%	SOFR (Q)	5.00%		03/2031		15,248.5	15,131.2	15,248.5	(2)(8)(13)
	First lien senior secured loan	7.76%	SOFR (Q)	4.00%		03/2031		777.0	772.7	777.0	(2)(8)(13)
	Senior subordinated loan	15.00% PIK				06/2033		7,799.0	7,654.8	7,643.0	(2)(13)
	Limited partnership interests				03/2025		344,000		344.0	778.7	(13)
									24,245.7	24,795.9
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP (11)	First lien senior secured revolving loan					02/2031		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.51%	SOFR (Q)	4.75%		02/2032		97,071.2	95,886.8	96,100.5	(2)(8)(13)
	Class A units				09/2025		40,239		4,023.9	3,702.8	(2)(13)
									99,910.7	99,803.3
Wand Newco 3, Inc.	First lien senior secured loan	6.40%	SOFR (M)	2.50%		01/2031		28,317.4	28,310.3	28,158.3	(2)

									246,851.9	250,995.2		2.53%
Household and Personal Products
Opal Bidco SAS	First lien senior secured loan	6.57%	SOFR (Q)	2.50%		04/2032		32,269.2	32,297.9	32,349.9	(2)
pH Beauty Holdings III, Inc. (11)	First lien senior secured loan	8.68%	SOFR (S)	5.00%		09/2027		10,401.6	10,363.7	10,401.6	(2)(13)
Salt & Stone, Inc. and Leila Parent, LLC (11)	First lien senior secured loan	9.57%	SOFR (Q)	5.50%		04/2032		11,720.3	11,558.6	11,544.5	(2)(8)(13)
	Common units				04/2026		1,312,000		1,312.0	1,620.9	(2)(13)
									12,870.6	13,165.4
Silk Holdings III LLC and Silk Holdings I Corp. (11)	First lien senior secured loan	8.27%	SOFR (M)	4.50%		12/2032		137,283.0	136,207.4	137,283.6	(2)(8)(13)
	Common stock				05/2023		1,646		3,917.1	4,985.8	(2)(13)
									140,124.5	142,269.4
TCI Buyer LLC and TCI Holdings, LP (11)	First lien senior secured revolving loan	8.86%	SOFR (M)	5.00%		11/2030		941.6	883.0	922.8	(2)(8)(13)
	First lien senior secured loan	8.90%	SOFR (M)	5.00%		11/2030		23,117.0	22,822.3	22,654.7	(2)(8)(13)
	Common stock				11/2024		16,940		1,694.0	1,013.2	(2)(13)
									25,399.3	24,590.7
WU Holdco, Inc. (11)	First lien senior secured revolving loan					04/2032		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		04/2032		9,722.0	9,683.5	9,722.0	(2)(8)(13)
									9,683.5	9,722.0

									230,739.5	232,499.0		2.34%
Telecommunication Services
Expereo USA, Inc. and Ristretto Bidco B.V. (11)	First lien senior secured revolving loan	9.90%	SOFR (Q)	6.00%		12/2030		4,562.4	4,510.0	4,197.4	(2)(6)(8)(13)
	First lien senior secured loan	9.95%	SOFR (Q)	6.00%		12/2030		61,592.1	61,167.4	56,664.7	(2)(6)(8)(13)
									65,677.4	60,862.1
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Fiber Intermediate Holdings, LLC	Senior subordinated loan	10.65%	SOFR (M)	6.75%		05/2031		110,877.5	107,829.8	109,214.3	(2)(6)(13)
Infoblox Inc	First lien senior secured loan	6.59%	SOFR (Q)	2.75%		11/2029		35,050.0	34,810.4	34,250.5	(2)
Radiate Holdco LLC (11)	First lien senior secured loan	7.90%	SOFR (M)	4.00%		06/2029		13,319.4	13,127.9	13,294.5	(2)(8)
SoftBank Group Corp	First lien senior secured loan	6.32%	SOFR (S)	2.50%		03/2027		12,000.0	11,910.0	11,910.0	(6)(13)

									233,355.5	229,531.4		2.31%
Technology Hardware and Equipment
365RM Holdco, LLC (11)	First lien senior secured revolving loan					05/2033		—	—	—	(2)(9)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	4.75%		05/2033		83,584.4	82,796.3	82,748.6	(2)(8)(13)
									82,796.3	82,748.6
Cotiviti Holdings, Inc.	First lien senior secured loan	6.43%	SOFR (M)	2.75%		03/2032		14,698.6	14,561.3	14,018.8	(2)
	First lien senior secured loan	6.43%	SOFR (M)	2.75%		05/2031		3,947.1	3,885.4	3,779.4	(2)
									18,446.7	17,798.2
Emerald Debt Merger Sub LLC	First lien senior secured loan	6.15%	SOFR (M)	2.25%		05/2030		13,653.1	13,644.6	13,642.8	(2)
	First lien senior secured loan	6.07%	SOFR (Q)	2.25%		08/2031		3,928.0	3,917.3	3,924.1	(2)
									17,561.9	17,566.9
Excelitas Technologies Corp.	First lien senior secured loan	9.15%	SOFR (M)	5.25%		08/2029		62,291.7	62,190.8	62,291.7	(2)(8)(13)
FL Hawk Intermediate Holdings, Inc. (11)	First lien senior secured loan	8.23%	SOFR (Q)	4.50%		02/2030		5,040.0	5,019.3	5,040.0	(2)(8)(13)
Fortna Group, Inc.	First lien senior secured loan					06/2029		27,906.3	23,451.9	4,045.8	(2)(13)(16)
	First lien senior secured loan	11.24% (7.50% PIK)	SOFR (S)	7.50%		08/2027		1,792.7	1,609.8	1,667.7	(2)(8)(13)
	First lien senior secured loan	11.57% (2.75% PIK)	SOFR (Q)	7.50%		08/2027		517.3	484.7	481.2	(2)(8)(13)
	First lien senior secured loan	11.23% PIK	SOFR (M)	7.50%		08/2027		213.5	199.5	198.6	(2)(8)(13)
									25,745.9	6,393.3
Tiger Acquisition, LLC	First lien senior secured loan	6.65%	SOFR (M)	2.75%		08/2032		18,000.0	18,000.0	18,033.8	(2)(8)

									229,760.9	209,872.5		2.12%
Consumer Durables and Apparel
DRS Holdings III, Inc. and DRS Holdings I, Inc.	First lien senior secured loan	9.15%	SOFR (M)	5.25%		11/2028		3,525.5	3,495.7	3,525.5	(2)(8)(13)
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc. (11)	First lien senior secured revolving loan	8.98%	SOFR (M)	5.00%		08/2030		5,395.1	5,014.5	5,395.1	(2)(6)(8)(13)
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P. (11)	First lien senior secured loan	8.24%	SOFR (Q)	4.50%		11/2030		7,420.0	7,347.8	7,420.0	(2)(8)(13)
Reveal Midco, LLC and Seek Lender Aggregator LLC (11)	First lien senior secured loan	9.48%	SOFR (Q)	5.50%		09/2032		11,569.8	11,339.9	11,338.4	(2)(8)(13)
	Class A preferred units	8.00% PIK			09/2026		1,008		1,008.0	1,008.0	(2)(13)
	Class B common units				09/2026		1,008,000		—	—	(13)
									12,347.9	12,346.4
Sport Maska Inc. (11)	First lien senior secured revolving loan	9.05%	SOFR (M)	5.25%		12/2030		3,608.6	3,472.3	3,608.6	(2)(6)(8)(10)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	First lien senior secured revolving loan	7.79%	CORRA (M)	5.50%		12/2030		2,046.2	2,084.4	2,046.2	(2)(6)(8)(10)(13)
	First lien senior secured loan	7.79%	CDOR (M)	5.50%		12/2030		20,235.6	19,664.0	20,235.6	(2)(6)(8)(13)
									25,220.7	25,890.4
St Athena Global LLC and St Athena Global Holdings Limited (11)	First lien senior secured revolving loan	9.15%	SOFR (M)	5.25%		06/2029		258.5	222.2	253.3	(2)(6)(8)(13)
	First lien senior secured loan	8.98%	SONIA (M)	5.25%		06/2030		19,036.1	17,953.2	18,655.4	(2)(6)(8)(13)
	First lien senior secured loan	9.05%	SOFR (Q)	5.25%		06/2030		31,717.8	31,410.9	31,083.5	(2)(6)(8)(13)
									49,586.3	49,992.2
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc. and BCPE Hercules Holdings, LP	First lien senior secured loan	6.82%	SOFR (Q)	2.75%		08/2031		33,570.4	33,542.6	33,528.4	(2)

									136,555.5	138,098.0		1.39%
Independent Power and Renewable Electricity Producers
BIP PipeCo Holdings LLC	First lien senior secured loan	5.73%	SOFR (Q)	2.00%		12/2030		3,950.8	3,941.9	3,948.8	(2)
BNZ TopCo B.V. (11)	Senior subordinated loan	8.84%	Euribor (Q)	6.25%		10/2030		13,926.6	12,533.3	13,648.1	(2)(6)(8)(13)
Calpine Construction Finance Company, L.P.	First lien senior secured loan	5.65%	SOFR (M)	1.75%		07/2030		20,048.3	20,062.4	20,037.9	(2)
Clearlight Energy Holdings, L.P.	First lien senior secured loan	7.01%	SOFR (S)	2.75%		09/2033		16,098.8	15,964.7	15,998.2
Cogentrix Finance Holdco I, LLC	First lien senior secured loan	6.15%	SOFR (M)	2.25%		02/2032		10,066.1	10,075.2	10,046.0	(2)
CPV Fairview, LLC	First lien senior secured loan	6.57%	SOFR (Q)	2.50%		08/2031		12,638.1	12,639.1	12,665.8	(2)
Hamilton Projects Acquiror, LLC	First lien senior secured loan	6.40%	SOFR (M)	2.50%		05/2031		7,480.6	7,480.6	7,495.1	(2)
Pathfinder Power, LLC	First lien senior secured loan	6.51%	SOFR (S)	2.25%		06/2033		10,000.0	9,930.0	9,982.5
WIN Waste Innovations Holdings Inc.	First lien senior secured loan	6.65%	SOFR (M)	2.75%		04/2029		37,563.9	37,604.3	37,537.2	(2)

									130,231.5	131,359.6		1.32%
Real Estate Management and Development
C Block Development LLC (11)	First lien senior secured loan	8.66%	SOFR (S)	4.40%		02/2029		7,615.1	7,257.7	7,615.1	(2)(8)(13)
Pallas Australia Feeder Trust	Private asset-backed investment	10.77%	BBSY (M)	6.46%		01/2028		3,130.4	2,971.7	3,130.4	(6)(13)
Pallas NZ Funding Trust No. 1	Private asset-backed investment	9.36%	BBSY (M)	6.15%		02/2029		2,111.1	2,230.3	2,111.1	(6)(13)
Quintain Investments Holdings Limited (12)	Private asset-backed investment				08/2024	08/2031	40,213,378		52,421.5	65,230.4	(6)(13)
	Private asset-backed investment				08/2024		54,289		—	—	(6)(13)
									52,421.5	65,230.4

									64,881.2	78,087.0		0.79%
Gas Utilities
WhiteWater Matterhorn Holdings, LLC, FIC Matterhorn CF, LP and FIC Matterhorn CF Feeder, LP (12)	First lien senior secured loan	5.88%	SOFR (Q)	1.75%		06/2032		6,982.5	6,988.5	6,932.6	(2)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(dollar amounts in thousands)
(unaudited)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Limited partnership interests				06/2025		19,931,957		19,932.0	28,991.9	(6)
	Limited partnership interests				06/2025		692		0.7	1.0	(6)
									26,921.2	35,925.5

									26,921.2	35,925.5		0.36%

Total Investments									$21,511,938.3	$21,355,776.1	(19)	215.37%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased		Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract		$170,775		€149,153	Canadian Imperial Bank of Commerce	October 23, 2026	$1,604
Foreign currency forward contract		$102,698		€89,717	Wells Fargo Bank, N.A.	October 23, 2026	939
Foreign currency forward contract		$94,266		£71,855	Canadian Imperial Bank of Commerce	June 11, 2027	(1,103)
Foreign currency forward contract		$77,740		€64,937	Wells Fargo Bank, N.A.	September 08, 2027	3,072
Foreign currency forward contract		$68,997	NOK	663,664	Wells Fargo Bank, N.A.	October 23, 2026	65
Foreign currency forward contract		$58,702	CAD	82,181	Wells Fargo Bank, N.A.	October 23, 2026	877
Foreign currency forward contract		$57,627		£45,115	Canadian Imperial Bank of Commerce	August 16, 2027	(2,258)
Foreign currency forward contract		$49,970		£37,427	Canadian Imperial Bank of Commerce	July 28, 2028	261
Foreign currency forward contract		$49,964		£37,427	Wells Fargo Bank, N.A.	July 28, 2028	255
Foreign currency forward contract		$48,791		£36,330	SMBC Capital Markets, Inc.	August 14, 2028	539
Foreign currency forward contract		$40,231		€34,380	Canadian Imperial Bank of Commerce	June 11, 2027	853
Foreign currency forward contract		$39,901		£29,645	Wells Fargo Bank, N.A.	August 02, 2027	551
Foreign currency forward contract		$37,076	CAD	52,012	Canadian Imperial Bank of Commerce	October 23, 2026	479
Foreign currency forward contract		$31,292	CAD	43,301	Canadian Imperial Bank of Commerce	March 31, 2028	103
Foreign currency forward contract		€26,994		$30,839	Canadian Imperial Bank of Commerce	October 23, 2026	(223)
Foreign currency forward contract	CAD	25,886		$19,191	Canadian Imperial Bank of Commerce	March 31, 2028	(545)
Foreign currency forward contract		$25,451	CAD	35,597	Canadian Imperial Bank of Commerce	March 31, 2027	207
Foreign currency forward contract		£24,120		$32,232	Canadian Imperial Bank of Commerce	June 11, 2027	(218)
Foreign currency forward contract		$23,246		£17,284	Wells Fargo Bank, N.A.	August 20, 2029	275
Foreign currency forward contract		€21,578		$25,871	Canadian Imperial Bank of Commerce	June 11, 2027	(1,156)
Foreign currency forward contract		$21,192		£15,849	Canadian Imperial Bank of Commerce	October 23, 2026	170
Foreign currency forward contract		$20,769	CAD	27,895	Canadian Imperial Bank of Commerce	November 16, 2026	1,119
Foreign currency forward contract		£20,625		$27,301	Wells Fargo Bank, N.A.	July 28, 2028	91
Foreign currency forward contract		$20,138		€18,133	Wells Fargo Bank, N.A.	March 30, 2027	(569)
Foreign currency forward contract		$17,008		£12,718	Wells Fargo Bank, N.A.	October 23, 2026	138
Foreign currency forward contract		$16,255		€13,416	SMBC Capital Markets, Inc.	August 14, 2028	599
Foreign currency forward contract		$15,194	JPY	2,121,070	Canadian Imperial Bank of Commerce	January 31, 2028	1,151
Foreign currency forward contract		£15,070		$19,918	Canadian Imperial Bank of Commerce	October 23, 2026	70
Foreign currency forward contract		$14,323	CAD	19,837	Canadian Imperial Bank of Commerce	January 31, 2028	65
Foreign currency forward contract		€10,615		$12,329	Wells Fargo Bank, N.A.	October 23, 2026	(290)
Foreign currency forward contract	JPY	10,606		$69	Canadian Imperial Bank of Commerce	January 31, 2028	1
Foreign currency forward contract	JPY	10,606		$73	Canadian Imperial Bank of Commerce	January 31, 2028	(3)
Foreign currency forward contract		$9,097		€7,487	Wells Fargo Bank, N.A.	August 14, 2028	360
Foreign currency forward contract		$8,132		€6,722	Canadian Imperial Bank of Commerce	August 14, 2028	288
Foreign currency forward contract		$6,952	NZD	11,929	Canadian Imperial Bank of Commerce	October 23, 2026	225
Foreign currency forward contract		$6,911		£5,158	Canadian Imperial Bank of Commerce	August 16, 2027	65
Foreign currency forward contract		£6,354		$8,609	Wells Fargo Bank, N.A.	October 23, 2026	(181)
Foreign currency forward contract		$6,165	AUD	9,518	Wells Fargo Bank, N.A.	November 17, 2026	(444)
Foreign currency forward contract		$5,360	CAD	7,204	SMBC Capital Markets, Inc.	March 31, 2028	171
Foreign currency forward contract		£5,335		$7,049	Wells Fargo Bank, N.A.	October 23, 2026	26
Foreign currency forward contract		$4,983	CAD	6,713	Canadian Imperial Bank of Commerce	June 11, 2027	207
Foreign currency forward contract		$4,773	DKK	29,850	Wells Fargo Bank, N.A.	September 08, 2027	167
Foreign currency forward contract		$4,512		£3,347	Canadian Imperial Bank of Commerce	August 20, 2029	64
Foreign currency forward contract		$3,651		£2,784	Wells Fargo Bank, N.A.	August 16, 2027	(44)
Foreign currency forward contract		$3,560		€3,000	Wells Fargo Bank, N.A.	August 02, 2027	118
Foreign currency forward contract	AUD	3,544		$2,362	Wells Fargo Bank, N.A.	November 17, 2026	100
Foreign currency forward contract	AUD	3,364		$2,360	Wells Fargo Bank, N.A.	November 17, 2026	(24)
Foreign currency forward contract		$3,217		€2,753	Wells Fargo Bank, N.A.	July 31, 2028	7
Foreign currency forward contract		$2,992		€2,554	Canadian Imperial Bank of Commerce	November 30, 2026	91
Foreign currency forward contract		$2,905		€2,595	Canadian Imperial Bank of Commerce	March 30, 2027	(57)
Foreign currency forward contract		$2,495	NZD	4,310	Canadian Imperial Bank of Commerce	October 27, 2026	64
Foreign currency forward contract		$2,461	NOK	23,661	Canadian Imperial Bank of Commerce	October 23, 2026	3
Foreign currency forward contract		$2,395	AUD	3,442	Canadian Imperial Bank of Commerce	September 30, 2027	11
Foreign currency forward contract		$2,265		£1,672	Canadian Imperial Bank of Commerce	June 11, 2027	46
Foreign currency forward contract		$1,957		€1,737	Canadian Imperial Bank of Commerce	March 27, 2028	(58)
Foreign currency forward contract		$1,928		€1,735	Wells Fargo Bank, N.A.	December 17, 2027	(75)
Foreign currency forward contract		$1,780		€1,634	Wells Fargo Bank, N.A.	December 17, 2026	(77)
See accompanying notes to consolidated financial statements.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$1,774		£1,329	Wells Fargo Bank, N.A.	August 14, 2028	8
Foreign currency forward contract	$1,667		€1,405	Wells Fargo Bank, N.A.	March 30, 2027	63
Foreign currency forward contract	$1,611		€1,454	Wells Fargo Bank, N.A.	February 28, 2028	(74)
Foreign currency forward contract	$1,241	CHF	1,000	Canadian Imperial Bank of Commerce	October 23, 2026	41
Foreign currency forward contract	$1,153		£881	Wells Fargo Bank, N.A.	August 14, 2028	(17)
Foreign currency forward contract	$1,017	CAD	1,391	Wells Fargo Bank, N.A.	November 16, 2026	37
Foreign currency forward contract	$999		£760	SMBC Capital Markets, Inc.	August 14, 2028	(10)
Foreign currency forward contract	$968		€816	Canadian Imperial Bank of Commerce	March 30, 2027	36
Foreign currency forward contract	$881	SEK	8,501	Canadian Imperial Bank of Commerce	October 23, 2026	31
Foreign currency forward contract	$807		€674	Canadian Imperial Bank of Commerce	March 27, 2028	25
Foreign currency forward contract	$619		£480	Wells Fargo Bank, N.A.	November 02, 2026	(17)
Foreign currency forward contract	$607	AUD	932	Canadian Imperial Bank of Commerce	September 30, 2027	(38)
Foreign currency forward contract	$561		£419	Wells Fargo Bank, N.A.	June 11, 2027	6
Foreign currency forward contract	$514	AUD	736	Canadian Imperial Bank of Commerce	October 23, 2026	3
Foreign currency forward contract	$360		€312	Wells Fargo Bank, N.A.	December 17, 2026	5
Foreign currency forward contract	$249		€211	Wells Fargo Bank, N.A.	December 17, 2027	5
Foreign currency forward contract	£151		$205	Canadian Imperial Bank of Commerce	October 23, 2026	(4)
Foreign currency forward contract	$68	DKK	441	Canadian Imperial Bank of Commerce	October 23, 2026	1
Total						$8,273
Interest rate swaps

Description	Hedged Item	Fund Receives	Fund Pays	Coupon	Payment Frequency	Counterparty	Maturity Date	Notional Amount	Fair Value (a)	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6485%	5.4650%	Monthly	Wells Fargo Bank, N.A.	03/15/2028	$1,000,000	$(9,078)	$—	$(8,645)
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	5.4890%	Monthly	Wells Fargo Bank, N.A.	09/09/2028	600,000	(12,170)	—	(7,531)
Interest rate swap	January 2029 Notes	4.850%	SOFR +1.6220%	5.4390%	Monthly	Wells Fargo Bank, N.A.	01/15/2029	600,000	(20,570)	—	(8,893)
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	6.0250%	Monthly	Wells Fargo Bank, N.A.	08/15/2029	700,000	(13,091)	—	(15,652)
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	6.1190%	Monthly	Wells Fargo Bank, N.A.	02/15/2030	750,000	(36,198)	—	(18,419)
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	5.7910%	Monthly	Wells Fargo Bank, N.A.	09/09/2030	500,000	(19,623)	—	(15,133)
Interest rate swap	January 2031 Notes	5.150%	SOFR +1.9460%	5.7630%	Monthly	Wells Fargo Bank, N.A.	01/15/2031	500,000	(31,724)	—	(15,858)
Interest rate swap	April 2031 Notes	5.550%	SOFR +1.8750%	5.6920%	Monthly	Wells Fargo Bank, N.A.	04/15/2031	700,000	(33,240)	—	(24,200)
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	5.4890%	Monthly	Wells Fargo Bank, N.A.	03/21/2032	750,000	(17,639)	—	(32,453)
Total								$6,100,000	$(193,333)	$—	$(146,784)
________________________________________
(a)     Approximates the aggregate gross appreciation (depreciation) of each interest rate swap.

See accompanying notes to consolidated financial statements.

________________________________________

(1)Ares Strategic Income Fund’s (together with its consolidated wholly owned subsidiaries, the “Fund”) portfolio company investments, which as of September 30, 2026 represented 215% of the Fund’s net assets or 95% of the Fund’s total assets, may be subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Fund is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2026 in which the issuer was an Affiliated Person of the Fund (but not a portfolio company that the Fund is deemed to Control) are as follows:

For the Nine Months Ended September 30, 2026									As of September 30, 2026
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Firebird Music Rights I LP	$834.9	$—	$—	$—	$16.8	$—	$—	$(16.8)	$834.9
Fitness Ventures Holdings, Inc.	10,318.8	3,167.4	10,478.5	3,489.4	—	102.6	87.6	5,708.2	63,407.3
OPH NEP Investment, LLC	—	—	—	3,397.8	—	—	—	689.9	45,368.3
Triple JJJ Lube, Corp. and TCC Buyer Holdco, LLC	36,005.3	2,383.3	—	450.0	—	10.8	1.6	12,903.2	46,572.6
	$47,159.0	$5,550.7	$10,478.5	$7,337.2	$16.8	$113.4	$89.2	$19,284.5	$156,183.1

(5)As defined in the Investment Company Act, the Fund is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2026 in which the issuer was both an Affiliated Person and a portfolio company that the Fund is deemed to Control are as follows:

For the Nine Months Ended September 30, 2026									As of September 30, 2026
(in thousands) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
ADLP LLC	$612,200.0	$—	$—	$62,355.2	$—	$20,614.5	$—	$—	$1,003,200.0
	$612,200.0	$—	$—	$62,355.2	$—	$20,614.5	$—	$—	$1,003,200.0

(6)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). Under the Investment Company Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. Pursuant to Section 55(a) of the Investment Company Act, approximately 22% of the Fund’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of September 30, 2026.

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
See accompanying notes to consolidated financial statements.

(9)As of September 30, 2026, no amounts were funded by the Fund under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(10)As of September 30, 2026, in addition to the amounts funded by the Fund under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(11)As of September 30, 2026, the Fund had the following commitments to fund various revolving and delayed draw senior secured loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
15484880 Canada Inc. and 15484910 Canada Inc.	$5,942.8	$(356.9)	$5,585.9	$—	$—	$5,585.9
3 Step Sports LLC	6,563.7	(315.8)	6,247.9	—	—	6,247.9
365RM Holdco, LLC	18,190.1	(47.7)	18,142.4	—	—	18,142.4
Accommodations Plus Technologies LLC	1,666.7	—	1,666.7	—	—	1,666.7
ACP Avenu Midco LLC	12,009.7	(702.5)	11,307.2	—	—	11,307.2
Actfy Buyer, Inc.	5,217.4	—	5,217.4	—	—	5,217.4
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	1,056.3	—	1,056.3	—	—	1,056.3
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC	122.8	(0.8)	122.0	—	—	122.0
Adonis Bidco Inc.	17,237.3	—	17,237.3	—	—	17,237.3
Aduro Advisors, LLC	11,758.3	—	11,758.3	—	—	11,758.3
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp.	10,948.7	(4,640.5)	6,308.2	—	—	6,308.2
AI Titan Parent, Inc.	8,253.0	—	8,253.0	—	—	8,253.0
Airx Climate Solutions, Inc.	10,396.6	—	10,396.6	—	—	10,396.6
Alcami Corporation and Zebra Bidco, Inc.	1,289.0	—	1,289.0	—	—	1,289.0
Alcresta Therapeutics, Inc.	7,394.5	(302.8)	7,091.7	—	—	7,091.7
Aldinger Company Inc	11,531.9	(827.1)	10,704.8	—	—	10,704.8
Aledade PBC	38,469.2	(27,624.2)	10,845.0	—	—	10,845.0
AP Adhesives Holdings, LLC	15,030.3	—	15,030.3	—	—	15,030.3
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	2,039.6	(158.7)	1,880.9	—	—	1,880.9
Apple Bidco Holdings, Inc.	18,139.5	(2,096.4)	16,043.1	—	—	16,043.1
Aptean, Inc. and Aptean Acquiror Inc.	6,159.5	(2,031.9)	4,127.6	—	—	4,127.6
AQ Sunshine, Inc. and BayPine Regal Co-Invest, LP	22,535.3	—	22,535.3	—	—	22,535.3
Archduke Buyer, Inc.	2,980.3	—	2,980.3	—	—	2,980.3
Arrow Borrower 2025, Inc.	15,876.8	—	15,876.8	—	—	15,876.8
Artemis BidCo 2 LLC	7,318.7	(0.8)	7,317.9	—	—	7,317.9
Artifact Bidco, Inc.	10,426.1	—	10,426.1	—	—	10,426.1
Artivion, Inc.	3,966.0	(1,983.0)	1,983.0	—	—	1,983.0
ASP CFO 2026, L.P.	4,812.0	—	4,812.0	—	—	4,812.0
Avalign Holdings, Inc. and Avalign Technologies, Inc.	3,440.4	(2,344.9)	1,095.5	—	(1,095.5)	—
AX VI VET Holding I ApS	20,872.3	—	20,872.3	—	—	20,872.3
Badia Spices, LLC	8,571.4	—	8,571.4	—	—	8,571.4
Bamboo US BidCo LLC	2,621.9	(1,129.6)	1,492.3	—	—	1,492.3
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc.	48,755.8	—	48,755.8	—	—	48,755.8
Bayou Intermediate II, LLC	3,893.4	(3,893.4)	—	—	—	—
BCPE Pequod Buyer, Inc.	8,673.6	—	8,673.6	—	—	8,673.6
Beacon Pointe Harmony, LLC	15,892.5	—	15,892.5	—	—	15,892.5
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Beehive Acquisition Corp. and Beehive Ultimate Holdings, L.P.	3,847.8	—	3,847.8	—	—	3,847.8
Bells Parent, Inc.	9,653.1	—	9,653.1	—	—	9,653.1
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc.	8,803.7	—	8,803.7	—	—	8,803.7
BGI Purchaser, Inc.	18,179.7	(12,119.8)	6,059.9	—	—	6,059.9
BGIF IV Fearless Utility Services, Inc.	13,964.2	(2,651.3)	11,312.9	—	—	11,312.9
Birdie Bidco, Inc.	30,432.7	—	30,432.7	—	—	30,432.7
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC	9,284.9	(1,043.2)	8,241.7	—	—	8,241.7
BNZ TopCo B.V.	22,040.9	—	22,040.9	—	—	22,040.9
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	1,595.7	—	1,595.7	—	—	1,595.7
Bobtail AcquisitionCo, LLC	22,932.5	(1,012.0)	21,920.5	—	—	21,920.5
Bolt Newco Holdings, L.P. and Bolt Purchaser, LLC	3,733.7	—	3,733.7	—	—	3,733.7
BrightStar Group Holdings, Inc.	3,766.9	(753.4)	3,013.5	—	—	3,013.5
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP	22,933.6	(136.4)	22,797.2	—	—	22,797.2
Burgess Point Purchaser Corporation	29,832.3	—	29,832.3	—	—	29,832.3
Businessolver.com, Inc.	3,889.4	—	3,889.4	—	—	3,889.4
BVI Medical, Inc. and BVI Group Limited	12,432.9	(4,230.8)	8,202.1	—	—	8,202.1
C Block Development LLC	45,658.6	—	45,658.6	—	—	45,658.6
Cambrex Corporation	15,866.7	(4,329.5)	11,537.2	—	—	11,537.2
Cannon Bridge Designated Activity Company	5,648.7	(4,162.7)	1,486.0	—	—	1,486.0
Capnor Connery Bidco A/S	924.5	—	924.5	—	—	924.5
Cards-Live Oak Holdings, Inc.	9,683.8	(6,122.1)	3,561.7	—	—	3,561.7
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P.	2,389.6	(51.8)	2,337.8	—	—	2,337.8
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	4,310.3	(97.1)	4,213.2	—	—	4,213.2
Cezanne Bidco	3,365.5	—	3,365.5	—	—	3,365.5
Chess.com LLC and Squares Aggregator, LP	3,797.8	—	3,797.8	—	—	3,797.8
Churchill OpCo Holdings LLC and Victory Topco, LP	16,690.8	—	16,690.8	—	—	16,690.8
City Line Distributors LLC and City Line Investments LLC	1.5	—	1.5	—	—	1.5
Clearstead Advisors, LLC	919.2	(223.1)	696.1	—	—	696.1
Clearwater Analytics, LLC and Clearwater Analytics Holdings, Inc.	11,800.4	—	11,800.4	—	—	11,800.4
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	20,950.7	(1,748.1)	19,202.6	—	—	19,202.6
CMI Parent, Inc.	856.3	—	856.3	—	—	856.3
Collision SP Subco, LLC	3,110.5	—	3,110.5	—	—	3,110.5
Computer Services, Inc.	12,629.6	—	12,629.6	—	—	12,629.6
Convera International Holdings Limited and Convera International Financial S.A R.L.	1,110.5	—	1,110.5	—	—	1,110.5
CoreRx, Inc.	1.0	(0.6)	0.4	—	—	0.4
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	7,060.6	—	7,060.6	—	—	7,060.6
Coupa Holdings, LLC and Coupa Software Incorporated	1.0	(0.7)	0.3	—	—	0.3
CPIG Holdco Inc.	1.0	(0.8)	0.2	—	—	0.2
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc.	3,704.4	—	3,704.4	—	—	3,704.4
Create Music Holdings, LLC	5,990.0	—	5,990.0	—	—	5,990.0
Custom Ingredients, LLC and Butterfly Springboard Co-Invest-A, L.P.	8,095.0	—	8,095.0	—	—	8,095.0
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	7,972.8	—	7,972.8	—	—	7,972.8
Cyber US Bidco LLC, Cyber Bidco Limited, and Cyber Midco Limited	3,082.8	—	3,082.8	—	—	3,082.8
Databricks, Inc.	20,379.6	—	20,379.6	—	—	20,379.6
Davidson Hotel Company LLC	2,729.8	—	2,729.8	—	—	2,729.8
DecoPac, Inc. and Decoration Parent, LP	4,380.1	—	4,380.1	—	—	4,380.1
Dedomena Bidco Limited	390.1	—	390.1	—	—	390.1
Delta GT Buyer, LLC and Delta GT Parent, LP	5,120.1	—	5,120.1	—	—	5,120.1
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P.	25,163.5	(8,171.6)	16,991.9	—	—	16,991.9
Diamond Mezzanine 24 LLC	3,750.0	(3,750.0)	—	—	—	—
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	4,645.3	—	4,645.3	—	—	4,645.3
Diligent Corporation	5,158.6	(2,723.6)	2,435.0	—	—	2,435.0
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	505.8	—	505.8	—	—	505.8
Dorado Bidco, Inc.	6,628.8	(9.5)	6,619.3	—	—	6,619.3
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	11,328.1	(1,383.8)	9,944.3	—	—	9,944.3
Doxim Inc.	5,733.8	(564.9)	5,168.9	—	—	5,168.9
DP Flores Holdings, LLC	22,210.7	—	22,210.7	—	—	22,210.7
DriveCentric Holdings, LLC	13,632.3	—	13,632.3	—	—	13,632.3
Drogon Bidco Inc. & Drogon Aggregator LP	7,275.1	(486.9)	6,788.2	—	—	6,788.2
Duraserv LLC	16,602.5	(1,623.8)	14,978.7	—	—	14,978.7
EAG Nexus Buyer, LLC	5,901.3	—	5,901.3	—	—	5,901.3
EC Partners Spanish BidCo, S.L.U.	598.1	—	598.1	—	—	598.1
Echo Purchaser, Inc.	3,977.3	—	3,977.3	—	—	3,977.3
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	10,659.2	—	10,659.2	—	—	10,659.2
Edition Holdings, Inc. and Enverus, Inc.	21,168.7	(42.4)	21,126.3	—	—	21,126.3
Edmunds Govtech, Inc.	602.9	(462.2)	140.7	—	—	140.7
EG Midco Aps	3,265.5	—	3,265.5	—	—	3,265.5
Einstein Parent, Inc.	1,719.9	—	1,719.9	—	—	1,719.9
EIS Legacy Holdco, LLC	36,069.9	—	36,069.9	—	—	36,069.9
Elemica, Inc. and EZ Elemica Holdings, Inc.	1,190.9	(105.9)	1,085.0	—	—	1,085.0
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC	10,734.0	(2,499.8)	8,234.2	—	—	8,234.2
ELM DebtCo, LLC	1,590.1	(505.0)	1,085.1	—	—	1,085.1
EMB Purchaser, Inc.	36,002.3	(3,769.6)	32,232.7	—	—	32,232.7
Empower Payments Investor, LLC	2,429.5	—	2,429.5	—	—	2,429.5
Endurance PT Technology Buyer Corporation and Endurance PT Technology Holdings LLC	5,865.3	(2,111.5)	3,753.8	—	—	3,753.8
Envisage Management Ltd	1,010.0	—	1,010.0	—	—	1,010.0
ESHA Intermediate, LLC	5,129.4	—	5,129.4	—	—	5,129.4
Essor Group Assets LLC and Essor Group, Inc.	4,420.8	(2,210.4)	2,210.4	—	—	2,210.4
Eternal Aus Bidco Pty Ltd	528.4	—	528.4	—	—	528.4
Everest Bidco I, Inc.	8,532.3	—	8,532.3	—	—	8,532.3
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc.	368.3	—	368.3	—	—	368.3
Expereo USA, Inc. and Ristretto Bidco B.V.	15,713.5	(4,562.4)	11,151.1	—	—	11,151.1
Fever Labs, Inc.	25,818.5	(16,834.3)	8,984.2	—	—	8,984.2
Firebird Acquisition Corp, Inc.	6,051.1	(173.9)	5,877.2	—	—	5,877.2
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	7,309.0	(2,406.0)	4,903.0	—	—	4,903.0
FL Hawk Intermediate Holdings, Inc.	1,158.7	—	1,158.7	—	—	1,158.7
Flexera Software LLC	1,737.4	—	1,737.4	—	—	1,737.4
Flint OpCo, LLC	8,680.1	(123.7)	8,556.4	—	—	8,556.4
FlyWheel Acquireco, Inc.	1,607.1	(1,446.4)	160.7	—	—	160.7
Forward Keystone Holdings, LP	5,658.0	—	5,658.0	—	—	5,658.0
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc.	21,871.7	(5,395.1)	16,476.6	—	—	16,476.6
Frontline Road Safety Operations, LLC	30,683.0	(2,327.3)	28,355.7	—	—	28,355.7
G702 Buyer, Inc.	1,890.5	—	1,890.5	—	—	1,890.5
Galaxy Buyer, Inc. and Galaxy Topco I, L.P.	350.1	—	350.1	—	—	350.1
Galway Borrower LLC	1,485.7	(58.1)	1,427.6	—	—	1,427.6
GC Waves Holdings, Inc.	7,195.2	—	7,195.2	—	—	7,195.2
Generator US Buyer, Inc. and Total Power Limited	4,705.6	(82.4)	4,623.2	—	—	4,623.2
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	6,235.4	—	6,235.4	—	—	6,235.4
GHP-VGS Purchaser LLC	8,554.0	(268.7)	8,285.3	—	—	8,285.3
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
GHX Ultimate Parent Corporation and Nexus TopCo LP	23,512.1	—	23,512.1	—	—	23,512.1
GLP Canada Bidco Inc., GLP US Midco, Inc., and GLP Group Holdco, LP	7,775.9	—	7,775.9	—	—	7,775.9
GMF Parent, Inc. and GMF Group Holdings, LP	6,846.9	(1,033.4)	5,813.5	—	—	5,813.5
Goldeneye Parent, LLC	2,778.9	—	2,778.9	—	—	2,778.9
Goodlife Fitness Centers Inc. and AP Rainbow Co-Invest L.P.	2,867.7	(49.2)	2,818.5	—	—	2,818.5
Goose Borrower, L.P.	20,384.1	—	20,384.1	—	—	20,384.1
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	25,127.7	(79.0)	25,048.7	—	—	25,048.7
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	1,100.9	(798.2)	302.7	—	—	302.7
GSV Purchaser, Inc.	18,167.4	—	18,167.4	—	—	18,167.4
GTCR Everest Borrower, LLC	1,659.6	—	1,659.6	—	—	1,659.6
GTCR F Buyer Corp. and GTCR (D) Investors LP	3,423.1	(250.0)	3,173.1	—	—	3,173.1
Guidepoint Security Holdings, LLC	4,014.7	—	4,014.7	—	—	4,014.7
Hakken Midco B.V.	889.2	—	889.2	—	—	889.2
Harbourvest Global Private Equity Limited	65,000.0	(26,000.0)	39,000.0	—	—	39,000.0
HarbourVest Structured Solutions 2025 L.P. and HarbourVest Structured Solutions 2025 Feeder L.P.	19,624.6	—	19,624.6	—	—	19,624.6
HBH Buyer, LLC	17,301.8	(13,886.5)	3,415.3	—	—	3,415.3
Helix TS, LLC	11,404.5	—	11,404.5	—	—	11,404.5
Higginbotham Insurance Agency, Inc., HIG Operations Holdings, Inc., and HIG Intermediate, Inc.	1,368.8	—	1,368.8	—	—	1,368.8
High Street Buyer, Inc. and High Street Holdco LLC	32,673.3	—	32,673.3	—	—	32,673.3
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	5,044.8	(4,035.9)	1,008.9	—	—	1,008.9
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP	66,240.9	(8,908.0)	57,332.9	—	—	57,332.9
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC	22,692.6	(9,495.6)	13,197.0	—	—	13,197.0
HP RSS Buyer, Inc.	2,890.1	—	2,890.1	—	—	2,890.1
HuFriedy Group Acquisition LLC	12,479.9	(692.6)	11,787.3	—	—	11,787.3
Hyland Software, Inc.	1,161.8	—	1,161.8	—	—	1,161.8
Icefall Parent, Inc.	735.5	—	735.5	—	—	735.5
ID.me, LLC and ID.me, Inc.	13,855.9	—	13,855.9	—	—	13,855.9
IFH Franchisee Holdings, LLC	27,513.7	(11,194.0)	16,319.7	—	—	16,319.7
Igea Bidco S.p.A. and Masco Group S.p.A.	1,682.1	—	1,682.1	—	—	1,682.1
IH Elevate Buyer, Inc. and Integrum Elevate Co-Invest LP	21,531.1	—	21,531.1	—	—	21,531.1
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	12,586.7	(0.5)	12,586.2	—	—	12,586.2
Inszone Mid, LLC and INSZ Holdings, LLC	32,875.2	—	32,875.2	—	—	32,875.2
Internet Truckstop Group LLC	1,990.0	—	1,990.0	—	—	1,990.0
Intero Integrity Services Group B.V.	887.7	—	887.7	—	—	887.7
Invited, Inc. and KSL Longdrive Co-Invest, L.P.	19,577.5	(1,793.3)	17,784.2	—	—	17,784.2
JAMS Holdings LP and Jams Buyer LLC	6,884.9	—	6,884.9	—	—	6,884.9
Jeppesen Holdings, LLC	997.3	—	997.3	—	—	997.3
Jones Fish Hatcheries & Distributors, LLC and Pond Management Group Holdings, LLC	8,679.7	—	8,679.7	—	—	8,679.7
JSG II, Inc. and Checkers USA, Inc.	664.2	—	664.2	—	—	664.2
Kairos Bidco Limited	3,140.6	(314.1)	2,826.5	—	—	2,826.5
Kid Distro Holdings, LLC	1,982.1	—	1,982.1	—	—	1,982.1
King Risk Partners, LLC	5,919.9	—	5,919.9	—	—	5,919.9
Kings Buyer, LLC	2,451.4	(960.1)	1,491.3	—	—	1,491.3
Knight AcquireCo, LLC and Knight Holdings, LP	23,085.3	—	23,085.3	—	—	23,085.3
Koala Investment Holdings, Inc.	5,188.1	—	5,188.1	—	—	5,188.1
Kohlberg Private Credit Investors Rated Feeder-L, L.L.C.	3,987.9	—	3,987.9	—	—	3,987.9
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	4,837.7	(387.0)	4,450.7	—	—	4,450.7
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
League One Volleyball Clubs, LLC and League One Volleyball, Inc.	1.0	—	1.0	—	—	1.0
Legends Hospitality Holding Company, LLC and Stadium Coinvest (B)-III, L.P.	3,202.3	(1,297.3)	1,905.0	—	—	1,905.0
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	182.2	—	182.2	—	—	182.2
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC	6,713.6	(1,962.3)	4,751.3	—	—	4,751.3
Lido Advisors, LLC and LAL Group Holdings, LLC	6,070.9	—	6,070.9	—	—	6,070.9
Lightbeam Bidco, Inc.	5,591.5	(0.4)	5,591.1	—	—	5,591.1
LiveBarn Inc., LiveBarn US, LLC, LiveBarn Canada I, ULC, and Royal Topco Holdings, LLC	5,327.3	—	5,327.3	—	—	5,327.3
Livewire Acquisition, Inc. and Livewire Co-Invest Holdings, LP	35,583.5	(4,928.3)	30,655.2	—	—	30,655.2
LivTech Purchaser, Inc.	1,144.7	—	1,144.7	—	—	1,144.7
LJP Purchaser, Inc. and LJP Topco, LP	2,956.7	(0.8)	2,955.9	—	—	2,955.9
MAI Capital Management Intermediate LLC	11,048.7	—	11,048.7	—	—	11,048.7
Maravai Intermediate Holdings, LLC	3,121.0	—	3,121.0	—	—	3,121.0
Mari Events Midco LLC and AE EventsCo Holdings LLC	877.7	—	877.7	—	—	877.7
Medlar Bidco Limited	10,227.6	—	10,227.6	—	—	10,227.6
Merit Financial Group, LLC and CWC Fund I (MFA) LP	2,683.0	—	2,683.0	—	—	2,683.0
Merit Software Finance Holdings, LLC	4,229.2	—	4,229.2	—	—	4,229.2
Metatiedot Bidco OY and Metatiedot US, LLC	1,441.3	—	1,441.3	—	—	1,441.3
Meyer Laboratory, LLC and Meyer Parent, LLC	1,700.2	(493.6)	1,206.6	—	—	1,206.6
ML Holdco, Inc.	23,953.5	—	23,953.5	—	—	23,953.5
Moderna, Inc.	127,857.0	—	127,857.0	—	—	127,857.0
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc.	4,809.3	(8.0)	4,801.3	—	—	4,801.3
Monica Holdco (US), Inc.	8,223.4	(7.1)	8,216.3	—	—	8,216.3
Mountaineer Merger Corporation	11,254.0	(6,381.8)	4,872.2	—	—	4,872.2
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	5,683.4	(364.5)	5,318.9	—	—	5,318.9
MSIS Holdings, Inc. and MS Precision Parent, LP	12,723.2	(401.6)	12,321.6	—	—	12,321.6
Mustang Prospects Purchaser, LLC, Senske Acquisition, Inc., and Mustang Prospects Holdco, LLC	6,941.5	(1,206.6)	5,734.9	—	—	5,734.9
MWH Intermediate II, LLC	2,566.7	—	2,566.7	—	—	2,566.7
Namecheap, Inc.	1,601.6	—	1,601.6	—	—	1,601.6
NAMSA Holdco, LLC, North American Science Associates, LLC and Cardinal Topco Holdings L.P.	8,746.1	(0.6)	8,745.5	—	—	8,745.5
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	11,529.4	(5,575.7)	5,953.7	—	—	5,953.7
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	2,888.6	(112.4)	2,776.2	—	—	2,776.2
Netsmart, Inc. and Netsmart Technologies, Inc.	22,120.1	—	22,120.1	—	—	22,120.1
Next Holdco, LLC	214.0	—	214.0	—	—	214.0
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC	10,030.6	(1,939.0)	8,091.6	—	—	8,091.6
North Star Acquisitionco, LLC and Toucan Bidco Limited	2,408.8	—	2,408.8	—	—	2,408.8
Northwinds Holding, Inc. and Northwinds Services Group LLC	16,150.0	—	16,150.0	—	—	16,150.0
NPDGull Limited and Galileo Co-investment Trust I	177.0	—	177.0	—	—	177.0
Oak Funding LLC	7,150.0	—	7,150.0	—	—	7,150.0
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	1,339.3	(58.0)	1,281.3	—	—	1,281.3
Omnigo Software, LLC, Omnigo Software - I, Inc., and Omnigo Software - Q, Inc.	765.1	—	765.1	—	—	765.1
Orange Barrel Media, LLC/IKE Smart City, LLC	3,944.5	(1,240.0)	2,704.5	—	—	2,704.5
Pallas NZ Funding Trust No. 1	2,111.2	(2,111.2)	—	—	—	—
Paris US Holdco, Inc. and Trimaster Manufacturing Inc.	21,112.4	(295.5)	20,816.9	—	—	20,816.9
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	2,121.6	—	2,121.6	—	—	2,121.6
Pave America Holding, LLC	8,996.8	(2,855.5)	6,141.3	—	—	6,141.3
PCMI Parent, LLC and PCMI Ultimate Holdings, LP	6,474.2	—	6,474.2	—	—	6,474.2
PCS MidCo, Inc. and PCS Parent, L.P.	5,463.6	—	5,463.6	—	—	5,463.6
PDDS HoldCo, Inc.	2,158.3	(350.7)	1,807.6	—	—	1,807.6
People Corporation	17,218.2	—	17,218.2	—	—	17,218.2
Perigon Wealth Management, LLC and Perigon Wealth Advisors Holdings Company, LLC	8,323.5	—	8,323.5	—	—	8,323.5
PestCo Holdings, LLC and PestCo, LLC	1,926.7	(433.5)	1,493.2	—	—	1,493.2
pH Beauty Holdings III, Inc.	1,663.3	—	1,663.3	—	—	1,663.3
Pike Corporation	57,125.6	(1,260.1)	55,865.5	—	—	55,865.5
Pinnacle Buyer, LLC	8,852.0	—	8,852.0	—	—	8,852.0
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	7,773.2	(1,196.8)	6,576.4	—	—	6,576.4
Plus Bidco, LLC	14,165.4	—	14,165.4	—	—	14,165.4
Poseidon IntermediateCo, Inc.	9,212.0	—	9,212.0	—	—	9,212.0
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation	5,686.2	(1,190.5)	4,495.7	—	—	4,495.7
Premiere Buyer, LLC	8,541.0	—	8,541.0	—	—	8,541.0
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	4,655.7	—	4,655.7	—	—	4,655.7
Priority Waste Holdings LLC and Priority Waste Holdings Indiana LLC	2.0	(1.5)	0.5	—	—	0.5
Project Alliance Buyer, LLC	1,879.2	—	1,879.2	—	—	1,879.2
Project Cardinal Acquisition, LLC	7,981.3	—	7,981.3	—	—	7,981.3
Proofpoint, Inc.	165.2	—	165.2	—	—	165.2
Property Finder Mercury Ltd	14,589.0	—	14,589.0	—	—	14,589.0
PSC Parent, Inc.	8,117.3	(4,609.1)	3,508.2	—	—	3,508.2
PumpTech, LLC and Impel CV-B, LP	5,346.0	—	5,346.0	—	—	5,346.0
PYE-Barker Fire & Safety, LLC	4,057.9	—	4,057.9	—	—	4,057.9
QBS Parent, Inc.	1,490.5	(6.7)	1,483.8	—	—	1,483.8
QF Holdings, Inc.	31,304.7	(410.2)	30,894.5	—	—	30,894.5
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	6,768.3	—	6,768.3	—	—	6,768.3
Quirch Foods Holdings, LLC	10,545.7	—	10,545.7	—	—	10,545.7
Radiate Holdco LLC	14,294.1	—	14,294.1	—	—	14,294.1
Radwell Parent, LLC	4,529.6	(56.8)	4,472.8	—	—	4,472.8
Raven Acquisition Holdings, LLC	7,079.8	—	7,079.8	—	—	7,079.8
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P.	1.0	—	1.0	—	—	1.0
Reagent Chemical & Research, LLC	8,783.8	(348.0)	8,435.8	—	—	8,435.8
Reddy Ice LLC	14,354.8	(898.3)	13,456.5	—	—	13,456.5
Redwood Services LP	18,800.1	(918.7)	17,881.4	—	—	17,881.4
Reveal Midco, LLC and Seek Lender Aggregator LLC	1,492.3	—	1,492.3	—	—	1,492.3
Revival Animal Health, LLC	1,902.6	(1,902.6)	—	—	—	—
Rocket Buyer, LLC	1,172.5	(103.4)	1,069.1	—	—	1,069.1
Royal Borrower, LLC and Royal Parent, LP	4,144.8	(393.7)	3,751.1	—	—	3,751.1
Runway Bidco, LLC	699.8	—	699.8	—	—	699.8
RWA Wealth Partners, LLC	6,520.0	(16.6)	6,503.4	—	—	6,503.4
S+S Industries, LLC and Astro CCM Holdings LP	1.0	—	1.0	—	—	1.0
Saber Parent Holdings Corp. and MSHC, Inc.	4,563.0	—	4,563.0	—	—	4,563.0
SageSure Holdings, LLC and SageSure LLC	7,721.3	—	7,721.3	—	—	7,721.3
Salt & Stone, Inc. and Leila Parent, LLC	6,881.0	—	6,881.0	—	—	6,881.0
Sapphire Software Buyer, Inc.	6,818.3	—	6,818.3	—	—	6,818.3
Saturn Purchaser Corp.	11,299.1	—	11,299.1	—	—	11,299.1
Severin Acquisition, LLC	31,641.4	—	31,641.4	—	—	31,641.4
SGM Acquisition Sub, LLC and Schill Holdings, LP	16,679.5	(1,043.4)	15,636.1	—	—	15,636.1
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
SGP Shaka HoldCo, LLC and SGP Shaka JV, LLC	1,400.2	(292.6)	1,107.6	—	—	1,107.6
Shout! Factory, LLC	2,207.8	(579.6)	1,628.2	—	—	1,628.2
SIG Parent Holdings, LLC	49,849.2	—	49,849.2	—	—	49,849.2
Signant Finance One Limited and Bracket Intermediate Holding Corp.	6,592.1	(1,920.9)	4,671.2	—	—	4,671.2
Signia Aerospace, LLC	186.6	—	186.6	—	—	186.6
Silk Holdings III LLC and Silk Holdings I Corp.	10,266.3	—	10,266.3	—	—	10,266.3
Silver Midco 1 GmbH and Silver Bidco GmbH	6,923.2	—	6,923.2	—	—	6,923.2
Slaine Holdings LLC	30,434.6	—	30,434.6	—	—	30,434.6
Solar Bidco Limited	1,055.6	—	1,055.6	—	—	1,055.6
Spaceship Purchaser, Inc.	13,913.9	(158.8)	13,755.1	—	—	13,755.1
Spark Purchaser, Inc.	2,702.7	—	2,702.7	—	—	2,702.7
Spindrift Beverage Co., Inc. and SBC Aggregator LP	2,445.4	(766.9)	1,678.5	—	—	1,678.5
Sport Maska Inc.	7,204.5	(5,876.7)	1,327.8	—	—	1,327.8
Spruce Bidco II Inc.	24,692.5	(6,859.0)	17,833.5	—	—	17,833.5
St Athena Global LLC and St Athena Global Holdings Limited	4,431.8	(258.5)	4,173.3	—	—	4,173.3
StepStone Boulder II, L.P. and StepStone Boulder II Equity, L.P.	11,965.2	—	11,965.2	—	—	11,965.2
Sterilex LLC	1.0	(0.5)	0.5	—	—	0.5
Sunbit Receivables Trust IV	2,730.0	(2,129.0)	601.0	—	—	601.0
Sundance Group Holdings, Inc.	246.0	(37.8)	208.2	—	—	208.2
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	22,389.6	(438.1)	21,951.5	—	—	21,951.5
Superman Holdings, LLC	5,705.4	—	5,705.4	—	—	5,705.4
Supplying Demand, Inc.	18,643.7	(10,898.4)	7,745.3	—	—	7,745.3
Surescripts, LLC	5,919.5	—	5,919.5	—	—	5,919.5
SV Newco 2, Inc. and Site 2020 Incorporated	9,733.8	(5,379.7)	4,354.1	—	—	4,354.1
Talon Buyer Inc. and Talon Holdings SCSP	16,123.3	(390.6)	15,732.7	—	—	15,732.7
TCI Buyer LLC and TCI Holdings, LP	17,033.0	(941.6)	16,091.4	—	—	16,091.4
Telle Tire & Auto Service, LLC, Telle Tire Holdco, LLC, and Next Horizon Capital TireCo SPV, LP	3,837.2	(348.7)	3,488.5	—	—	3,488.5
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	15,547.4	—	15,547.4	—	—	15,547.4
Three Rivers Buyer, Inc.	1,930.6	—	1,930.6	—	—	1,930.6
Titan BW Borrower L.P.	13,174.8	—	13,174.8	—	—	13,174.8
TopGolf International, LLC and TopGolf Topco, LLC	10,171.7	(2,584.8)	7,586.9	—	—	7,586.9
Trading Technologies International, Inc.	1,976.4	—	1,976.4	—	—	1,976.4
Transit Technologies LLC	6,459.8	(9.2)	6,450.6	—	—	6,450.6
Triple JJJ Lube, Corp. and TCC Buyer Holdco, LLC	3,301.4	—	3,301.4	—	—	3,301.4
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP	62,893.7	(99.5)	62,794.2	—	—	62,794.2
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC	4,792.2	—	4,792.2	—	—	4,792.2
TSS Buyer, LLC	3,205.8	—	3,205.8	—	—	3,205.8
TSWT Acquisition, Inc. and TSWT Holdings, LLC	3,399.1	(1,178.5)	2,220.6	—	—	2,220.6
U.S. Urology Partners, LLC, General Atlantic (USU) Blocker Collection Holdco, L.P., and General Atlantic (USU-2) Coinvest, L.P.	3,673.8	—	3,673.8	—	—	3,673.8
UFS, LLC and BV-UFS Aggregator, LLC	2,606.1	—	2,606.1	—	—	2,606.1
Unicorn Holdco Intermediate II LLC	2,535.3	—	2,535.3	—	—	2,535.3
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	1,831.3	—	1,831.3	—	—	1,831.3
Unity Purchaser, LLC and Unity Ultimate Holdings, LP	7,825.3	—	7,825.3	—	—	7,825.3
UP Intermediate II LLC and UPBW Blocker LLC	3,993.9	(226.6)	3,767.3	—	—	3,767.3
Valcourt Holdings II, LLC and Jobs Holdings, Inc.	30,285.3	(0.7)	30,284.6	—	—	30,284.6
Vamos Bidco, Inc.	6,346.2	(1,163.5)	5,182.7	—	—	5,182.7
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Fund	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Vantage Data Centers Europe S.a r.l.	1,299.2	—	1,299.2	—	—	1,299.2
Var BidCo Limited	386.9	—	386.9	—	—	386.9
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	13,092.5	(2,687.6)	10,404.9	—	(10,138.7)	266.2
VetPartners Group Limited	2,054.9	—	2,054.9	—	—	2,054.9
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	22,541.6	(1,049.0)	21,492.6	—	—	21,492.6
Viper Bidco, Inc.	8,632.9	—	8,632.9	—	—	8,632.9
Vista Higher Learning, LLC	1.0	—	1.0	—	—	1.0
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	17,857.3	(12,822.3)	5,035.0	—	—	5,035.0
Wellington Bidco Inc. and Wellington TopCo LP	12,251.3	(1,189.7)	11,061.6	—	—	11,061.6
Wellington-Altus Financial Inc.	322.1	(241.3)	80.8	—	—	80.8
Wharf Street Ratings Acquisition LLC	6,069.2	—	6,069.2	—	—	6,069.2
Wilbur-Ellis Holdings II LLC	19,274.3	(9,409.7)	9,864.6	—	—	9,864.6
WorkWave Intermediate II, LLC	24,719.2	—	24,719.2	—	—	24,719.2
World Insurance Associates, LLC and World Associates Holdings, LLC	177.8	—	177.8	—	—	177.8
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	847.5	(174.1)	673.4	—	—	673.4
WPCG Aspire Holdings, LLC	8,575.5	—	8,575.5	—	—	8,575.5
WRE Sports Investments LLC	5,538.2	—	5,538.2	—	(5,538.2)	—
WU Holdco, Inc.	3,449.8	(16.9)	3,432.9	—	—	3,432.9
Zenith AcquisitionCo, LLC	48,727.3	—	48,727.3	—	—	48,727.3
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	4,958.6	(662.4)	4,296.2	—	—	4,296.2
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc.	6,331.4	(1,413.5)	4,917.9	—	—	4,917.9
ZocDoc, Inc.	12,914.7	—	12,914.7	—	—	12,914.7
	$3,389,584.4	$(349,704.5)	$3,039,879.9	$—	$(16,772.4)	$3,023,107.5

(12)As of September 30, 2026, the Fund was party to agreements to fund equity investment commitments as follows:

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
A8 - A (Feeder) L.P.	$1,115.5	$(716.1)	$399.4	$—	$399.4
Advent International GPE VII-E Limited Partnership	1,609.9	(969.9)	640.0	—	640.0
Alp CFO 2025, L.P. and Alp CFO 2025 (Offshore Feeder) A, L.P.	125.6	—	125.6	—	125.6
Apax Europe VI - A, L.P.	949.0	(620.9)	328.1	—	328.1
Apax Europe VII - B, L.P.	359.5	(51.9)	307.6	—	307.6
Apax VIII - B, L.P.	474.9	(263.8)	211.1	—	211.1
Aquiline Financial Services Fund LP.	589.9	(589.9)	—	—	—
Bain Capital Europe Fund IV, L.P.	611.0	(366.3)	244.7	—	244.7
Bain Capital Europe V, SCSp	881.1	(816.2)	64.9	—	64.9
Bain Capital Fund XI, L.P.	2,637.8	(1,560.5)	1,077.3	—	1,077.3
Bain Capital Fund XII, L.P.	734.4	(527.9)	206.5	—	206.5
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc.	15,078.9	—	15,078.9	—	15,078.9
BC European Capital IX - 2 LP	1,457.0	(1,271.3)	185.7	—	185.7
BC European Capital X - 2 LP	1,931.0	(1,427.9)	503.1	—	503.1
BC Partners Galileo (2) L.P.	747.8	(711.1)	36.7	—	36.7
BC Partners XII	1,250.0	—	1,250.0	—	1,250.0
Blackstone Capital Partners VI L.P.	3,020.6	(1,318.8)	1,701.8	—	1,701.8
Bridgepoint Europe VI 'E' LP	681.7	(613.8)	67.9	—	67.9
Calera XXVIII, LLC	325.6	—	325.6	—	325.6
Catterton Partners VII, L.P.	2,086.7	(1,550.4)	536.3	—	536.3
Clayton, Dubilier & Rice Fund IX (Credit), L.P.	1.5	(1.5)	—	—	—
Clayton, Dubilier & Rice Fund IX, L.P.	1,240.0	(991.2)	248.8	—	248.8
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Constellation Wealth Capital Fund, L.P., Constellation Wealth Capital Fund II LP, and CWC Fund II GP Capital LP	11,023.2	(6,967.2)	4,056.0	—	4,056.0
CVC Capital Partners VI (B) L.P.	3,741.3	(3,297.0)	444.3	—	444.3
CVC Capital Partners VII (A) L.P.	504.2	(357.9)	146.3	—	146.3
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	555.3	(393.7)	161.6	—	161.6
Firebird Music Rights I LP	19,998.1	—	19,998.1	—	19,998.1
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	2,466.3	—	2,466.3	—	2,466.3
GSM Rights Fund II LP	6,599.8	—	6,599.8	—	6,599.8
GTCR F Buyer Corp. and GTCR (D) Investors LP	21.3	—	21.3	—	21.3
HarbourVest Structured Solutions 2025 L.P. and HarbourVest Structured Solutions 2025 Feeder L.P.	9,911.4	—	9,911.4	—	9,911.4
Hellman & Friedman Capital Partners VIII, L.P.	1,921.9	(1,707.4)	214.5	—	214.5
HgCapital 8 A L.P.	922.3	(866.7)	55.6	—	55.6
Insight Venture Partners (Cayman) VII, LP	1,657.6	(1,648.2)	9.4	—	9.4
Insight Venture Partners (Delaware) VIII, LP	2,116.0	(1,978.7)	137.3	—	137.3
Insight Venture Partners Coinvestment Fund II, LP	2,164.3	(2,164.3)	—	—	—
Kelso Investment Associates IX, L.P.	1,847.7	(1,164.0)	683.7	—	683.7
KKR North America Fund XI, L.P.	1,608.6	(1,608.6)	—	—	—
Kohlberg Private Credit Investors Rated Feeder-L, L.L.C.	492.6	—	492.6	—	492.6
Linden Structured Capital Fund II-A LP	3,511.6	(2,653.4)	858.2	—	858.2
Marco Polo Fund SCSp-RAIF	25,814.6	(8,636.5)	17,178.1	—	17,178.1
Montagu V (US) L.P.	1,902.3	(1,772.5)	129.8	—	129.8
Montagu VII (B) SCSp	740.9	(216.9)	524.0	—	524.0
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	1,172.0	(781.3)	390.7	—	390.7
New Mountain Partners III, L.P.	506.1	(139.4)	366.7	—	366.7
New Mountain Partners IV, L.P.	1,737.4	(781.8)	955.6	—	955.6
One Equity Partners VI, L.P.	2,112.7	(706.2)	1,406.5	—	1,406.5
One Equity Partners VII, L.P.	2,611.2	(2,286.8)	324.4	—	324.4
Onex Partners III LP	1,106.3	(279.4)	826.9	—	826.9
Onex Partners IV LP	2,079.0	(1,884.0)	195.0	—	195.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4.0	—	4.0	—	4.0
Permira IV L.P. 2	1,501.7	(1,501.7)	—	—	—
Permira V G.P. L.P.	243.9	(216.3)	27.6	—	27.6
Permira VI L.P.1	604.8	(357.3)	247.5	—	247.5
Propagate Content LLC	9,351.6	—	9,351.6	—	9,351.6
Providence Equity Partners (Midsummer) L.P.	974.5	(796.4)	178.1	—	178.1
Providence Equity Partners VII, L.P.	785.0	(323.8)	461.2	—	461.2
Providence Equity Partners VII-A L.P.	1,638.8	(955.6)	683.2	—	683.2
Providence Equity Partners VIII, L.P.	4,020.9	(3,104.2)	916.7	—	916.7
PumpTech, LLC and Impel CV-B, LP	321.4	—	321.4	—	321.4
Purple Garden Invest (D) AB	1,582.0	(1,340.0)	242.0	—	242.0
Quintain Investments Holdings Limited	1,167.2	—	1,167.2	—	1,167.2
RC Bridge Fund, L.P.	773.3	(402.5)	370.8	—	370.8
Red Garden Invest (D) AB	1,262.2	(1,085.8)	176.4	—	176.4
Silver Lake Partners IV, L.P.	2,390.2	(2,344.9)	45.3	—	45.3
Spindrift Beverage Co., Inc. and SBC Aggregator LP	1,035.6	—	1,035.6	—	1,035.6
StepStone Boulder II, L.P. and StepStone Boulder II Equity, L.P.	16,378.2	—	16,378.2	—	16,378.2
Stone Point Parallel Fund VI, L.P.	1,770.3	(1,518.3)	252.0	—	252.0
Thoma Bravo Fund XI-A, L.P.	1,250.1	(1,030.2)	219.9	—	219.9
Thoma Bravo Special Opportunities Fund II-A, L.P.	1,656.4	(1,484.8)	171.6	—	171.6
TI VI Holdings 1, L.P.	1,093.4	—	1,093.4	—	1,093.4
Tikehau Green Diamond II CFO Equity LP	1,600.7	—	1,600.7	—	1,600.7
Tikehau Ruby CLO Equity LP	577.4	—	577.4	—	577.4
Tikehau Topaz LP	225.1	—	225.1	—	225.1
TPG Partners VI, L.P.	947.0	(221.8)	725.2	—	725.2
TPG Partners VIII, L.P.	1,697.7	(1,562.9)	134.8	—	134.8
Vector Capital IV, L.P.	106.7	(71.6)	35.1	—	35.1
Vector Capital VI, L.P.	100.0	(54.1)	45.9	—	45.9
Verdane Lif Continuation I (D2) AB	754.7	(648.7)	106.0	—	106.0
See accompanying notes to consolidated financial statements.

(in thousands) Portfolio Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at discretion of the Fund	Total net unfunded equity commitments
Vestar Capital Partners VII, L.P.	2,990.9	(2,072.2)	918.7	—	918.7
Vista Equity Partners Fund V-A, L.P.	788.0	(543.6)	244.4	—	244.4
WCAS XIII, L.P.	2,079.1	(1,755.0)	324.1	—	324.1
Wellington-Altus Financial Inc.	1,144.5	—	1,144.5	—	1,144.5
Wellspring Capital Partners VI (Onshore), L.P.	1,315.4	(1,005.8)	309.6	—	309.6
WhiteWater Matterhorn Holdings, LLC, FIC Matterhorn CF, LP and FIC Matterhorn CF Feeder, LP	28,819.0	(19,932.7)	8,886.3	—	8,886.3
Wind Point Partners VIII-A, L.P.	655.3	(241.5)	413.8	—	413.8
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	5.6	—	5.6	—	5.6
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	257.4	—	257.4	—	257.4
	$242,625.4	$(101,233.0)	$141,392.4	$—	$141,392.4

(13)These investments were valued using unobservable inputs and are considered Level 3 investments. See Note 8 for more information regarding the fair value of the Fund’s investments.

(14)As of September 30, 2026, the Fund had committed $2.0 billion of subordinated certificates to the ADLP, of which $1.0 billion was funded. See Note 4 for more information on the ADLP.

(15)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from ADLP’s loan portfolio, after expenses, which may result in a return to the Fund greater than the contractual stated interest rate.

(16)Loan was on non-accrual status as of September 30, 2026.

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

(19)As of September 30, 2026, the estimated net unrealized loss for federal tax purposes was approximately $128.4 million based on a tax cost basis of approximately $21.5 billion. As of September 30, 2026, the estimated aggregate gross unrealized loss for federal income tax purposes was approximately $518.0 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $389.6 million.

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

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Talon Buyer Inc. and Talon Holdings SCSP (11)	First lien senior secured loan	8.39%	SOFR (Q)	4.50%		07/2032		22,263.3	21,927.3	21,908.0	(2)(8)(13)
	Class A units				07/2025		7,785,000		7,785.0	9,712.3	(2)(6)(13)
									29,712.3	31,620.3
The Hiller Companies, LLC (11)	First lien senior secured loan	8.72%	SOFR (M)	5.00%		06/2030		30,327.2	30,123.5	30,327.2	(2)(8)(13)
	First lien senior secured loan	8.54%	SOFR (M)	4.75%		06/2030		2,563.5	2,546.4	2,563.5	(2)(8)(13)
									32,669.9	32,890.7
TSS Buyer, LLC	First lien senior secured loan	9.34%	SOFR (Q)	5.50%		06/2029		9,818.4	9,673.7	9,818.4	(2)(8)(13)
TVG-MGT Upper Intermediate Holdings, LLC	Senior subordinated loan	14.00% PIK				08/2031		21,912.9	21,323.3	21,255.5	(2)(13)
	Class A common units				08/2025		2,281		3,478.6	3,478.6	(2)(13)
									24,801.9	24,734.1
Unity Purchaser, LLC and Unity Ultimate Holdings, LP (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		01/2031		13,828.9	13,646.9	13,828.9	(2)(8)(13)
	Class A-1 units				01/2025		2,271,000		2,271.0	2,198.6	(2)(13)
									15,917.9	16,027.5
UP Intermediate II LLC and UPBW Blocker LLC (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		03/2032		13,491.5	13,342.0	13,491.5	(2)(8)(13)
	Senior preferred units	15.00% PIK			07/2025		10,858		1,158.8	1,158.8	(2)(13)
	Common units				03/2024		31,790		3,179.0	3,767.2	(2)(13)
	Common units				09/2024		2,060		173.0	244.1	(2)(13)
									17,852.8	18,661.6
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (11)	First lien senior secured revolving loan	7.67%	SOFR (Q)	4.00%		05/2030		5,982.4	5,894.8	5,982.4	(2)(8)(13)
	First lien senior secured revolving loan	9.75%	Base Rate (Q)	3.00%		05/2030		1,994.1	1,877.3	1,994.1	(2)(8)(10)(13)
	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		05/2030		30,915.3	30,553.4	30,915.3	(2)(8)(13)
	Class A preferred units	10.00% PIK			05/2024		11,930		1,397.9	1,397.9	(13)
	Class A common units				05/2024		1,111		—	539.9	(13)
									39,723.4	40,829.6
Xplor T1, LLC	First lien senior secured loan	7.29%	SOFR (Q)	3.50%		12/2032		38,921.2	38,713.2	38,823.9	(2)(13)
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc. (11)	First lien senior secured loan	8.42%	SOFR (Q)	4.75%		07/2031		51,880.4	51,505.9	51,880.4	(2)(8)(13)

									1,865,620.5	1,849,522.6		17.60%
Investment Funds and Vehicles
A8 - A (Feeder) L.P. (12)	Limited partnership interests				03/2025		0.44%		1,000.3	718.3	(6)
ABPCI 2017-1	Collateralized loan obligation	11.38%	SOFR (Q)	7.50%		07/2037		965.0	969.4	980.7	(6)(13)
ABPCI 2019-5A	Collateralized loan obligation	9.63%	SOFR (Q)	5.75%		01/2036		1,100.0	1,100.0	1,106.2	(6)(13)
ABPCI 2022-11	Collateralized loan obligation	10.86%	SOFR (Q)	7.00%		01/2038		7,000.0	7,000.0	6,889.0	(6)(13)
ABPCI 2023-12	Collateralized loan obligation	12.09%	SOFR (Q)	8.25%		07/2037		4,800.0	4,800.0	4,824.1	(6)(13)
ABPCI 2024-17	Collateralized loan obligation	11.85%	SOFR (Q)	8.00%		08/2036		3,000.0	3,000.0	3,022.2	(6)(13)
ABPCI 2025-20A	Collateralized loan obligation	10.09%	SOFR (Q)	6.25%		04/2037		1,450.0	1,450.0	1,443.2	(6)(13)
ABPCI 2025-21	Collateralized loan obligation	11.11%	SOFR (Q)	7.00%		07/2037		11,000.0	11,000.0	11,116.7	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ABPF 2025-2	Collateralized loan obligation	7.85%	SOFR (Q)	3.90%		10/2037		17,000.0	17,000.0	17,021.4	(6)(13)
	Collateralized loan obligation	11.20%	SOFR (Q)	7.25%		10/2037		3,600.0	3,600.0	3,605.4	(6)(13)
									20,600.0	20,626.8
ADLP LLC (5)(14)	Subordinated certificates	10.00%				10/2035		391,000.0	391,000.0	391,000.0	(6)(13)(15)
	Membership interest						80.00%		—	—	(6)
									391,000.0	391,000.0
Advent International GPE VII-E Limited Partnership (12)	Limited partnership interests				03/2025		0.69%		941.0	1,137.4	(6)
AIMCO 2024-22	Collateralized loan obligation	10.38%	SOFR (Q)	6.50%		04/2037		5,000.0	5,050.4	5,059.3	(6)(13)
AIMCO 2025-23	Collateralized loan obligation	14.86%				04/2038		10,245.0	8,736.7	9,015.6	(6)(13)
AIMCO 2025-24	Collateralized loan obligation	12.88%				04/2038		8,380.0	6,997.3	6,653.8	(6)(13)
AIMCO 2025-28	Collateralized loan obligation	11.50%				01/2039		15,965.0	14,718.3	14,852.9	(6)(13)
AIMCO CLO 30, LTD.	Collateralized loan obligation	21.00%				11/2030		1,478.2	1,478.2	1,478.2	(6)(13)
Alp CFO 2025, L.P. and Alp CFO 2025 (Offshore Feeder) A, L.P. (11)(12)	Private asset-backed investment	12.24%				07/2037		9,770.0	9,770.0	9,770.0	(6)(13)
	Private asset-backed investment				08/2025		11,666,532		11,666.5	12,343.2	(6)(13)
	Private asset-backed investment				08/2025		5,523,000		5,523.0	5,721.8	(6)(13)
									26,959.5	27,835.0
ANCHC 2019-13	Collateralized loan obligation	10.40%	SOFR (Q)	6.50%		04/2038		5,000.0	5,000.0	5,028.7	(6)(13)
ANCHC 2020-15	Collateralized loan obligation	10.26%	SOFR (Q)	6.05%		07/2038		2,900.0	2,900.0	2,923.1	(6)(13)
ANCHC 2021-19	Collateralized loan obligation	13.96%				10/2038		1,830.1	1,230.7	1,230.6	(6)(13)
ANCHC 2023-26	Collateralized loan obligation	10.13%	SOFR (Q)	6.25%		03/2038		1,350.0	1,350.0	1,365.3	(6)(13)
ANCHC 2025-32	Collateralized loan obligation	11.12%	SOFR (Q)	7.00%		07/2037		1,650.0	1,650.0	1,659.8	(6)(13)
ANCHC 2025-33	Collateralized loan obligation	10.37%	SOFR (Q)	6.10%		10/2038		550.0	550.0	557.7	(6)(13)
ANCHF 2025-18	Collateralized loan obligation	9.10%				10/2040		32,376.0	32,376.0	30,992.3	(6)(13)
ANCHF 2025-19	Collateralized loan obligation	15.80%				10/2040		37,070.0	37,070.0	34,926.2	(6)(13)
Apax Europe VI - A, L.P. (12)	Limited partnership interests				03/2025		0.39%		612.5	680.3	(6)
Apax Europe VII - B, L.P. (12)	Limited partnership interests				03/2025		0.39%		341.4	68.2	(6)
Apax VIII - B, L.P. (12)	Limited partnership interests				03/2025		0.14%		382.1	260.2	(6)
Aquiline Financial Services Fund LP. (12)	Limited partnership interests				03/2025		0.18%		453.8	546.2	(6)
ATRM 14	Collateralized loan obligation	10.39%	SOFR (Q)	6.50%		10/2037		5,600.0	5,600.0	5,651.6	(6)(13)
	Collateralized loan obligation	8.97%				10/2037		8,171.4	4,363.7	3,342.1	(6)(13)
	Collateralized loan obligation	6.77%				10/2037		639.5	365.6	289.2	(6)(13)
									10,329.3	9,282.9
ATRM 15	Collateralized loan obligation	10.39%	SOFR (Q)	6.50%		07/2037		1,637.5	1,668.5	1,626.2	(6)(13)
AUDAX 2024-9	Collateralized loan obligation	9.08%	SOFR (Q)	5.20%		04/2036		2,000.0	2,000.0	2,017.9	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BABSN 2023-1	Collateralized loan obligation	10.58%	SOFR (Q)	6.70%		04/2038		2,700.0	2,700.0	2,739.3	(6)(13)
Bain Capital Europe Fund IV, L.P. (12)	Limited partnership interests				09/2025		0.04%		483.4	541.1	(6)
Bain Capital Europe V, SCSp (12)	Limited partnership interests				09/2025		0.01%		595.6	812.4	(6)
Bain Capital Fund XI, L.P. (12)	Limited partnership interests				09/2025		0.11%		1,885.9	2,331.1	(6)
Bain Capital Fund XII, L.P. (12)	Limited partnership interests				09/2025		0.01%		459.4	719.5	(6)
BALLY 2022-21	Collateralized loan obligation	9.42%				10/2037		2,520.0	2,216.9	1,815.5	(6)(13)
BALLY 2024-26	Collateralized loan obligation	9.96%	SOFR (Q)	6.10%		07/2037		1,500.0	1,500.0	1,512.8	(6)(13)
	Collateralized loan obligation	11.64%				07/2037		4,980.0	3,293.1	2,784.8	(6)(13)
									4,793.1	4,297.6
BALLY 2025-30	Collateralized loan obligation	8.89%	SOFR (Q)	4.90%		10/2038		5,600.0	5,600.0	5,572.7	(6)(13)
BC European Capital IX - 2 LP (12)	Limited partnership interests				09/2025		0.06%		735.8	1,128.2	(6)
	Limited partnership interests				03/2025		0.05%		660.8	1,016.4	(6)
									1,396.6	2,144.6
BC European Capital X - 2 LP (12)	Limited partnership interests				09/2025		0.03%		1,262.6	1,409.3	(6)
BC Partners Galileo (2) L.P. (12)	Limited partnership interests				09/2025		0.52%		644.7	924.0	(6)
BCC 2022-1	Collateralized loan obligation	20.18%				10/2038		10,978.5	3,306.2	3,474.0	(6)(13)
BERRY 2024-1	Collateralized loan obligation	12.42%				10/2037		2,610.0	2,055.0	1,766.0	(6)(13)
	Collateralized loan obligation					10/2037		2,610.0	—	146.1	(6)(13)
									2,055.0	1,912.1
BGCLO 2023-6	Collateralized loan obligation	10.02%	SOFR (Q)	5.65%		07/2038		1,250.0	1,262.5	1,239.6	(6)(13)
Blackstone Capital Partners VI L.P. (12)	Limited partnership interests				03/2025		0.05%		1,044.8	1,277.1	(6)
	Limited partnership interests				09/2025		0.03%		668.5	710.6	(6)
									1,713.3	1,987.7
Bridgepoint Europe VI 'E' LP (12)	Limited partnership interests				09/2025		0.01%		505.0	793.1	(6)
BROOKP 2024-1	Collateralized loan obligation	10.38%	SOFR (Q)	6.50%		04/2037		1,000.0	1,000.0	1,008.1	(6)(13)
BSP 2016-9	Collateralized loan obligation	9.78%	SOFR (Q)	5.90%		10/2037		3,125.0	3,125.0	3,093.1	(6)(13)
BSP 2016-10	Collateralized loan obligation	8.88%	SOFR (Q)	5.00%		07/2038		2,820.0	2,820.0	2,831.5	(6)(13)
BSP 2018-14	Collateralized loan obligation	10.03%	SOFR (Q)	6.15%		10/2037		5,500.0	5,500.0	5,503.7	(6)(13)
BSP 2020-22	Collateralized loan obligation	8.78%	SOFR (Q)	4.90%		04/2035		2,400.0	2,400.0	2,370.9	(6)(13)
BSP 2021-25	Collateralized loan obligation	8.50%	SOFR (Q)	4.60%		01/2035		990.0	983.8	992.5	(6)(13)
BSP 2022-28	Collateralized loan obligation	9.28%	SOFR (Q)	5.40%		10/2037		500.0	500.0	501.4	(6)(13)
BSP 2022-29	Collateralized loan obligation	8.46%	SOFR (Q)	4.60%		01/2038		3,350.0	3,350.0	3,344.7	(6)(13)
BSP 2023-30	Collateralized loan obligation	9.31%	SOFR (Q)	5.45%		04/2038		2,000.0	2,000.0	2,012.1	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BSP 2023-31	Collateralized loan obligation	11.03%	SOFR (Q)	7.17%		04/2038		625.0	612.6	646.4	(6)(13)
BSP 2023-32	Collateralized loan obligation	17.45%				10/2038		1,050.0	872.6	885.2	(6)(13)
BSP 2024-35	Collateralized loan obligation	9.96%	SOFR (Q)	6.10%		04/2037		1,250.0	1,250.0	1,268.4	(6)(13)
BSP 2024-37	Collateralized loan obligation	14.77%				01/2038		8,430.0	8,015.9	7,513.6	(6)(13)
BSP 2024-38	Collateralized loan obligation	8.86%	SOFR (Q)	5.00%		01/2038		3,750.0	3,750.0	3,754.0	(6)(13)
BSP 2025-39	Collateralized loan obligation	8.40%	SOFR (Q)	4.50%		04/2038		1,825.0	1,825.0	1,819.5	(6)(13)
BSP 2025-40	Collateralized loan obligation	9.50%	SOFR (Q)	5.25%		07/2038		1,000.0	1,000.0	1,003.7	(6)(13)
	Collateralized loan obligation	13.28%				07/2038		11,290.0	10,443.3	8,999.9	(6)(13)
									11,443.3	10,003.6
BSP 2025-41	Collateralized loan obligation	9.22%	SOFR (Q)	4.90%		07/2038		2,800.0	2,800.0	2,814.8	(6)(13)
BSP 2025-42	Collateralized loan obligation	8.92%	SOFR (Q)	4.85%		10/2038		6,600.0	6,600.0	6,556.0	(6)(13)
BTCP 2023-1	Collateralized loan obligation	10.40%	SOFR (M)	6.50%		09/2030		1,746.6	1,748.3	1,746.6	(6)(13)
BX 2024-SLCT	Commercial mortgage-backed security	7.14%	SOFR (M)	3.39%		01/2042		24,185.0	24,126.1	24,128.8	(6)(13)
BYRDPK 2025-1	Collateralized loan obligation	10.22%	SOFR (Q)	6.35%		07/2038		2,200.0	2,178.7	2,262.1	(6)(13)
	Collateralized loan obligation	16.37%				07/2038		1,310.0	946.7	916.2	(6)(13)
	Collateralized loan obligation					07/2038		1,310.0	—	26.6	(6)(13)
									3,125.4	3,204.9
CAIF 1	Commercial mortgage-backed security	9.48%	SONIA (Q)	5.75%		08/2035		26,829.6	26,125.1	26,781.1	(6)(13)
	Commercial mortgage-backed security	10.88%	SONIA (Q)	7.15%		08/2035		9,656.4	9,199.2	9,500.7	(6)(13)
									35,324.3	36,281.8
Catterton Partners VII, L.P. (12)	Limited partnership interests				03/2025		0.32%		1,421.8	1,561.9	(6)
CAVU 2021-1	Collateralized loan obligation	10.86%	SOFR (Q)	7.00%		07/2037		1,000.0	1,000.0	1,003.0	(6)(13)
CAVU 2022-2	Collateralized loan obligation	10.33%	SOFR (Q)	6.45%		03/2038		2,950.0	2,950.0	3,011.3	(6)(13)
	Collateralized loan obligation	8.34%				03/2038		2,575.0	2,575.0	2,618.2	(6)(13)
									5,525.0	5,629.5
CAVU 2025-2	Collateralized loan obligation	10.00%	SOFR (Q)	5.75%		03/2038		4,500.0	4,500.0	4,544.7	(6)(13)
CEDF 2021-14	Collateralized loan obligation	15.29%				07/2033		1,840.0	971.6	616.4	(6)(13)
CGMS 2018-4	Collateralized loan obligation	11.74%	SOFR (Q)	7.86%		10/2037		250.0	257.8	256.0	(6)(13)
CGMS 2019-2	Collateralized loan obligation	10.90%	SOFR (Q)	7.00%		10/2037		4,387.5	4,387.5	4,470.0	(6)(13)
CGMS 2021-5	Collateralized loan obligation	9.78%	SOFR (Q)	5.90%		03/2038		2,500.0	2,500.0	2,515.2	(6)(13)
CGMS 2021-8	Collateralized loan obligation	9.23%	SOFR (Q)	5.25%		10/2038		6,900.0	6,900.0	6,927.7	(6)(13)
CGMS 2022-2	Collateralized loan obligation	10.83%	SOFR (Q)	6.95%		01/2038		2,850.0	2,850.0	2,898.8	(6)(13)
CGMS 2022-5	Collateralized loan obligation	11.00%	SOFR (Q)	7.10%		10/2037		4,190.0	4,190.0	4,249.2	(6)(13)
CGMS 2022-6	Collateralized loan obligation	18.74%				10/2038		1,173.5	996.5	1,030.9	(6)(13)
CGMS 2023-1	Collateralized loan obligation	9.63%	SOFR (Q)	5.75%		07/2037		3,700.0	3,700.0	3,732.6	(6)(13)
	Collateralized loan obligation	15.00%				07/2037		14,886.3	11,462.4	11,070.2	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									15,162.4	14,802.8
CGMS 2023-2	Collateralized loan obligation	17.17%				07/2038		15,070.7	11,948.4	11,532.1	(6)(13)
CGMS 2024-1	Collateralized loan obligation	10.82%	SOFR (Q)	6.92%		04/2037		1,096.0	1,118.7	1,109.7	(6)(13)
CGMS 2024-2	Collateralized loan obligation	10.71%	SOFR (Q)	6.85%		04/2037		1,500.0	1,500.0	1,516.5	(6)(13)
CGMS 2024-3	Collateralized loan obligation	10.26%	SOFR (Q)	6.40%		07/2036		2,600.0	2,600.0	2,645.2	(6)(13)
CGMS 2024-5	Collateralized loan obligation	9.51%	SOFR (Q)	5.65%		10/2036		1,500.0	1,500.0	1,518.2	(6)(13)
	Collateralized loan obligation	12.35%				10/2036		2,700.0	2,240.0	2,164.3	(6)(13)
									3,740.0	3,682.5
CGMS 2025-3	Collateralized loan obligation	9.33%	SOFR (Q)	5.25%		07/2038		3,275.0	3,275.0	3,311.9	(6)(13)
CGMS 2025-5	Collateralized loan obligation	12.10%				01/2039		14,325.0	12,767.2	12,768.5	(6)(13)
CIFC 2018-1	Collateralized loan obligation	10.50%				01/2038		5,018.1	2,052.6	1,662.4	(6)(13)
CIFC 2018-5	Collateralized loan obligation	10.50%	SOFR (Q)	6.60%		07/2038		1,200.0	1,176.3	1,212.1	(6)(13)
CIFC 2019-1	Collateralized loan obligation	11.40%				10/2037		1,450.0	890.4	754.0	(6)(13)
CIFC 2019-4	Collateralized loan obligation	9.15%	SOFR (Q)	5.25%		07/2038		2,750.0	2,750.0	2,766.6	(6)(13)
CIFC 2019-5	Collateralized loan obligation	17.99%				10/2038		2,304.4	1,385.4	1,418.7	(6)(13)
	Collateralized loan obligation	17.99%				10/2038		270.0	162.3	166.2	(6)(13)
									1,547.7	1,584.9
CIFC 2021-1	Collateralized loan obligation	9.86%	SOFR (Q)	6.00%		07/2037		1,820.0	1,820.0	1,836.0	(6)(13)
CIFC 2021-4	Collateralized loan obligation	10.06%	SOFR (Q)	6.20%		07/2037		1,000.0	1,000.6	1,014.1	(6)(13)
CIFC 2021-5	Collateralized loan obligation	9.00%	SOFR (Q)	5.10%		01/2038		3,450.0	3,431.7	3,471.5	(6)(13)
	Collateralized loan obligation	12.69%				01/2038		640.0	404.0	367.6	(6)(13)
									3,835.7	3,839.1
CIFC 2022-5	Collateralized loan obligation	7.79%	SOFR (Q)	3.90%		01/2037		6,000.0	6,000.0	6,009.0	(6)(13)
CIFC 2022-6	Collateralized loan obligation	9.64%	SOFR (Q)	5.75%		10/2038		437.5	437.5	442.0	(6)(13)
CIFC 2022-7	Collateralized loan obligation	9.21%	SOFR (Q)	5.35%		01/2038		687.5	687.5	692.5	(6)(13)
CIFC 2024-1	Collateralized loan obligation	10.48%	SOFR (Q)	6.60%		04/2037		375.0	384.0	379.2	(6)(13)
CIFC 2024-2	Collateralized loan obligation	10.26%	SOFR (Q)	6.40%		04/2037		2,000.0	2,000.0	2,024.7	(6)(13)
CIFC 2024-4	Collateralized loan obligation	11.82%				10/2037		2,600.0	2,232.6	2,022.3	(6)(13)
CIFC 2024-5	Collateralized loan obligation	9.01%	SOFR (Q)	5.15%		01/2038		4,000.0	4,000.0	4,040.5	(6)(13)
CIFC 2025-3	Collateralized loan obligation	13.34%				07/2038		9,717.5	8,083.0	8,183.8	(6)(13)
CIFC 2025-4	Collateralized loan obligation	9.06%	SOFR (Q)	4.95%		10/2038		2,180.0	2,180.0	2,191.7	(6)(13)
	Collateralized loan obligation	12.10%				10/2038		14,820.0	13,099.4	12,866.2	(6)(13)
									15,279.4	15,057.9
CIFC 2025-7	Collateralized loan obligation	12.00%				01/2039		17,020.0	15,275.5	15,522.1	(6)(13)
CIFC Funding 2025-VI Ltd	Collateralized loan obligation	8.61%	SOFR (Q)	4.75%		10/2038		2,150.0	2,150.0	2,175.1	(6)(13)
Clayton, Dubilier & Rice Fund IX, L.P. (12)	Limited partnership interests				09/2025		0.03%		750.9	918.6	(6)
CLRMPK 2025-1	Collateralized loan obligation	9.37%	SOFR (Q)	5.50%		04/2038		1,802.0	1,802.0	1,833.0	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Collateralized loan obligation	13.70%				04/2038		15,725.0	12,721.0	11,516.4	(6)(13)
	Collateralized loan obligation					04/2038		15,725.0	—	507.0	(6)(13)
									14,523.0	13,856.4
Constellation Wealth Capital Fund, L.P. (12)	Limited partner interests				01/2024		3,005,760		2,764.2	3,020.1	(6)
CPFTR 2025-1	Commercial mortgage-backed security	8.38%				07/2026		34,411.8	34,411.8	34,506.1	(6)(13)
CPTPK 2024-1	Collateralized loan obligation	9.88%	SOFR (Q)	6.00%		07/2037		1,400.0	1,400.0	1,411.0	(6)(13)
CVC Capital Partners VI (B) L.P. (12)	Limited partnership interests				09/2025		0.04%		3,631.8	3,250.1	(6)
CVC Capital Partners VII (A) L.P. (12)	Limited partnership interests				09/2025		—%		420.4	492.9	(6)
CWC Fund I Co-Invest (ALTI) LP	Limited partnership interest				03/2024		6,653,000		6,700.2	7,909.4	(2)(6)(13)
DCLO 2021-1	Collateralized loan obligation	15.44%				10/2037		2,439.0	1,981.7	2,008.6	(6)(13)
DCLO 2022-3	Collateralized loan obligation	15.67%				01/2038		3,184.0	2,643.4	2,559.1	(6)(13)
DRSLF 2022-104	Collateralized loan obligation	11.29%	SOFR (Q)	7.40%		08/2034		5,756.0	5,756.0	5,784.1	(6)(13)
ELM12 2021-5	Collateralized loan obligation	9.80%	SOFR (Q)	5.90%		10/2037		1,475.0	1,475.0	1,462.4	(6)(13)
ELM24 2023-3	Collateralized loan obligation	8.98%	SOFR (Q)	5.10%		01/2038		2,000.0	2,000.0	2,011.6	(6)(13)
ELM27 2024-3	Collateralized loan obligation	10.13%	SOFR (Q)	6.25%		04/2037		2,000.0	2,000.0	2,021.0	(6)(13)
ELM29 2024-5	Collateralized loan obligation	10.28%	SOFR (Q)	6.40%		04/2037		3,500.0	3,519.7	3,517.5	(6)(13)
ELM30 2024-6	Collateralized loan obligation	9.13%	SOFR (Q)	5.25%		07/2037		1,585.0	1,604.1	1,592.5	(6)(13)
ELM32 2024-8	Collateralized loan obligation	11.65%				10/2037		2,520.0	2,148.2	1,730.9	(6)(13)
ELM35 2024-11	Collateralized loan obligation	11.18%				10/2037		1,740.0	1,490.6	1,264.4	(6)(13)
ELM38 2025-1	Collateralized loan obligation	8.36%	SOFR (Q)	4.50%		04/2038		1,500.0	1,500.0	1,507.4	(6)(13)
ELM39 2025-2	Collateralized loan obligation	8.28%	SOFR (Q)	4.40%		04/2038		1,150.0	1,150.0	1,146.5	(6)(13)
ELM40 2025-3	Collateralized loan obligation	9.13%	SOFR (Q)	5.25%		03/2038		1,750.0	1,750.0	1,771.3	(6)(13)
ELM42 2025-5	Collateralized loan obligation	10.78%	SOFR (Q)	6.50%		03/2038		2,200.0	2,200.0	2,278.6	(6)(13)
ELM44 2025-7	Collateralized loan obligation	10.50%				10/2038		24,550.0	21,666.6	20,816.6	(6)(13)
ELMW2 2019-2	Collateralized loan obligation	9.63%	SOFR (Q)	5.75%		10/2037		4,920.0	4,881.5	4,859.5	(6)(13)
ELMW4 2020-1	Collateralized loan obligation	10.03%	SOFR (Q)	6.15%		04/2037		2,738.0	2,762.2	2,730.4	(6)(13)
GCBSL 2022-60	Collateralized loan obligation	9.86%	SOFR (Q)	6.00%		10/2034		2,375.0	2,375.0	2,371.4	(6)(13)
GCBSL 2024-77	Collateralized loan obligation	8.71%	SOFR (Q)	4.85%		01/2038		1,500.0	1,500.0	1,505.4	(6)(13)
GCBSL 2025-79	Collateralized loan obligation	8.53%	SOFR (Q)	4.65%		04/2038		1,500.0	1,500.0	1,504.4	(6)(13)
GCBSL 2025-82	Collateralized loan obligation	8.72%	SOFR (Q)	4.75%		10/2038		4,000.0	4,000.0	4,014.4	(6)(13)
GLM 2022-12	Collateralized loan obligation	9.58%	SOFR (Q)	5.70%		07/2037		2,100.0	2,109.1	2,128.7	(6)(13)
GNRT 2023-12	Collateralized loan obligation	7.91%				07/2038		650.0	650.0	659.0	(6)(13)
GNRT 2024-20	Collateralized loan obligation	13.93%				01/2038		13,950.0	11,211.1	9,826.8	(6)(13)
GNRT 9	Collateralized loan obligation	10.23%	SOFR (Q)	6.35%		01/2038		2,000.0	2,000.0	1,947.7	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
GOCAP 2024-71	Collateralized loan obligation	8.96%	SOFR (Q)	5.10%		02/2037		4,500.0	4,500.0	4,519.2	(6)(13)
HAMLN 2024-1	Collateralized loan obligation	9.28%	SOFR (Q)	5.40%		10/2037		2,017.5	2,017.5	2,026.4	(6)(13)
Hellman & Friedman Capital Partners VIII, L.P. (12)	Limited partnership interests				09/2025		0.02%		1,650.2	1,874.1	(6)
HgCapital 8 A L.P. (12)	Limited partnership interests				09/2025		0.05%		1,022.6	987.4	(6)
HIGPK 2025-1	Collateralized loan obligation	8.77%	SOFR (Q)	4.90%		07/2038		6,050.0	6,050.0	6,089.7	(6)(13)
HPPK 2024-1	Collateralized loan obligation	13.51%				10/2037		3,360.0	2,668.3	2,369.4	(6)(13)
Insight Venture Partners (Cayman) VII, LP (12)	Limited partnership interests				03/2025		0.29%		2,418.0	2,281.9	(6)
Insight Venture Partners (Delaware) VIII, LP (12)	Limited partnership interests				03/2025		0.10%		1,905.2	2,238.7	(6)
Insight Venture Partners Coinvestment Fund II, LP (12)	Limited partnership interests				03/2025		0.41%		2,175.4	2,290.6	(6)
INVCO 2023-2	Collateralized loan obligation	11.75%	SOFR (Q)	7.88%		04/2038		2,730.0	2,648.6	2,829.4	(6)(13)
Kelso Investment Associates IX, L.P. (12)	Limited partnership interests				09/2025		0.11%		1,477.8	1,288.6	(6)
KKR 2024-53	Collateralized loan obligation	10.40%	SOFR (Q)	6.50%		01/2038		2,235.0	2,235.0	2,257.8	(6)(13)
	Collateralized loan obligation	10.98%				01/2038		6,100.0	4,962.1	4,166.3	(6)(13)
									7,197.1	6,424.1
KKR 2024-56	Collateralized loan obligation	13.56%				10/2037		4,910.0	3,772.7	3,367.7	(6)(13)
KKR North America Fund XI, L.P. (12)	Limited partnership interests				09/2025		0.22%		2,245.4	3,059.0	(6)
KLLM 2	Collateralized loan obligation	11.21%	SOFR (Q)	7.35%		10/2037		250.0	251.0	242.2	(6)(13)
KLLM 2022-10	Collateralized loan obligation	8.76%	SOFR (Q)	4.90%		01/2038		2,750.0	2,750.0	2,602.9	(6)(13)
KLLM 2024-15	Collateralized loan obligation	10.58%	SOFR (Q)	6.70%		07/2037		1,900.0	1,877.8	1,889.3	(6)(13)
KLLM 2024-17	Collateralized loan obligation	10.01%	SOFR (Q)	6.15%		10/2037		930.0	935.3	920.5	(6)(13)
KLLM 2024-18	Collateralized loan obligation	13.46%				01/2038		7,160.0	5,735.1	4,794.0	(6)(13)
KLLM 6	Collateralized loan obligation	11.11%	SOFR (Q)	7.25%		10/2037		1,820.0	1,820.0	1,796.7	(6)(13)
Linden Structured Capital Fund II-A LP (12)	Limited partnership interest				07/2024		2,229,231		1,854.5	2,694.9	(2)(6)
MAGNE 2019-24	Collateralized loan obligation	10.30%	SOFR (Q)	6.40%		04/2035		500.0	500.1	502.8	(6)(13)
MAGNE 2020-28	Collateralized loan obligation	13.81%				01/2035		6,789.8	4,948.9	4,924.8	(6)(13)
MAGNE 2022-33	Collateralized loan obligation	9.43%	SOFR (Q)	5.55%		10/2037		5,875.0	5,875.0	5,968.3	(6)(13)
MAGNE 2023-34	Collateralized loan obligation	8.40%	SOFR (Q)	4.50%		01/2038		2,330.2	2,330.2	2,337.6	(6)(13)
MAGNE 2023-36	Collateralized loan obligation	8.86%	SOFR (Q)	5.00%		07/2038		5,900.0	5,900.0	5,958.5	(6)(13)
MAGNE 2023-39	Collateralized loan obligation	8.76%	SOFR (Q)	4.90%		01/2037		637.5	637.5	638.6	(6)(13)
MAGNE 2024-41	Collateralized loan obligation	8.76%	SOFR (Q)	4.90%		01/2038		2,312.5	2,312.5	2,329.3	(6)(13)
MAGNE 2024-42	Collateralized loan obligation	8.86%	SOFR (Q)	5.00%		01/2038		2,125.0	2,099.8	2,144.5	(6)(13)
	Collateralized loan obligation	14.38%				01/2038		920.0	646.5	656.9	(6)(13)
									2,746.3	2,801.4
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
MAGNE 2024-44	Collateralized loan obligation	10.94%				10/2037		4,100.0	3,357.3	3,061.5	(6)(13)
MAGNE 2025-43	Collateralized loan obligation	10.63%	SOFR (Q)	6.50%		07/2038		2,300.0	2,300.0	2,363.9	(6)(13)
MAGNE 2025-48	Collateralized loan obligation	9.14%	SOFR (Q)	4.85%		10/2038		2,800.0	2,800.0	2,827.7	(6)(13)
	Collateralized loan obligation	10.31%				10/2038		17,210.0	15,489.0	14,766.2	(6)(13)
									18,289.0	17,593.9
MAGNE 2025-50	Collateralized loan obligation	9.11%	SOFR (Q)	4.80%		07/2038		8,960.0	8,960.0	9,053.6	(6)(13)
MAGNE 2025-51	Collateralized loan obligation	12.00%				10/2038		19,791.0	18,095.8	18,338.5	(6)(13)
Magnetite LV, Limited	Collateralized loan obligation	22.00%				11/2026		2,511.7	2,511.7	2,511.7	(6)(13)
MCF CLO 12 LLC	Private asset-backed investment	7.93%	SOFR (Q)	4.05%		02/2034		19,900.0	19,900.0	19,900.0	(6)(13)
MDPK 2015-17	Collateralized loan obligation	10.33%				07/2045		59,391.7	7,690.6	6,700.5	(6)(13)
	Collateralized loan obligation	10.33%				07/2030		6,173.4	799.4	696.5	(6)(13)
									8,490.0	7,397.0
MDPK 2016-20	Collateralized loan obligation	10.26%	SOFR (Q)	6.40%		10/2037		2,727.5	2,727.5	2,613.8	(6)(13)
MDPK 2016-22	Collateralized loan obligation	14.19%				01/2033		3,140.0	1,554.5	1,302.2	(6)(13)
MDPK 2018-30	Collateralized loan obligation	11.22%				07/2027		14,921.4	7,768.0	5,506.0	(6)(13)
	Collateralized loan obligation	8.50%				07/2037		750.0	750.0	755.7	(6)(13)
									8,518.0	6,261.7
MDPK 2018-31	Collateralized loan obligation	10.26%	SOFR (Q)	6.40%		07/2037		1,100.0	1,101.8	1,088.2	(6)(13)
MDPK 2018-32	Collateralized loan obligation	10.26%	SOFR (Q)	6.40%		07/2037		4,850.0	4,850.0	4,758.7	(6)(13)
	Collateralized loan obligation	9.00%				01/2048		2,360.0	1,100.5	886.9	(6)(13)
	Collateralized loan obligation	9.00%				01/2048		744.0	346.9	279.6	(6)(13)
									6,297.4	5,925.2
MDPK 2019-34	Collateralized loan obligation	10.39%	SOFR (Q)	6.50%		10/2037		1,700.0	1,700.0	1,659.0	(6)(13)
MDPK 2019-37	Collateralized loan obligation	10.50%	SOFR (Q)	6.60%		04/2037		1,000.0	1,000.0	1,006.1	(6)(13)
	Collateralized loan obligation	13.01%				04/2037		1,600.0	832.2	676.3	(6)(13)
									1,832.2	1,682.4
MDPK 2020-46	Collateralized loan obligation	9.15%	SOFR (Q)	5.25%		10/2034		2,000.0	1,966.8	1,937.9	(6)(13)
MDPK 2021-59	Collateralized loan obligation	10.28%	SOFR (Q)	6.40%		04/2037		2,890.0	2,883.8	2,836.8	(6)(13)
MDPK 2022-60	Collateralized loan obligation	10.36%	SOFR (Q)	6.50%		10/2037		5,625.0	5,625.0	5,585.1	(6)(13)
	Collateralized loan obligation	7.49%				10/2037		1,081.5	863.5	677.2	(6)(13)
									6,488.5	6,262.3
MDPK 2023-63	Collateralized loan obligation	9.87%	SOFR (Q)	6.00%		07/2038		4,750.0	4,750.0	4,762.1	(6)(13)
MDPK 2023-63A	Collateralized loan obligation	14.77%				07/2038		1,702.6	1,117.3	1,061.7	(6)(13)
MDPK 2024-66	Collateralized loan obligation	9.37%	SOFR (Q)	5.50%		10/2037		2,500.0	2,500.0	2,519.0	(6)(13)
	Collateralized loan obligation	12.84%				10/2037		2,410.0	2,186.7	1,805.1	(6)(13)
									4,686.7	4,324.1
MDPK 2024-67	Collateralized loan obligation	10.66%	SOFR (Q)	6.80%		04/2037		2,500.0	2,500.0	2,520.4	(6)(13)
MDPK 2024-68	Collateralized loan obligation	8.98%	SOFR (Q)	5.10%		01/2038		2,375.0	2,375.0	2,385.4	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
MDPK 2024-69	Collateralized loan obligation	10.11%	SOFR (Q)	6.25%		07/2037		1,500.0	1,500.0	1,504.2	(6)(13)
MDPK 2025-65	Collateralized loan obligation	9.32%	SOFR (Q)	5.00%		07/2038		2,400.0	2,400.0	2,409.6	(6)(13)
MDPK 2025-71	Collateralized loan obligation	17.05%				04/2038		4,120.0	3,436.6	3,637.6	(6)(13)
MDPK 2025-72	Collateralized loan obligation	13.19%				07/2038		10,470.0	10,470.0	10,214.4	(6)(13)
MDPK 2025-75	Collateralized loan obligation	11.70%				01/2039		21,935.0	21,935.0	22,160.5	(6)(13)
MidOcean CLO Equity Fund I, LP	Limited partnership interest	9.00%			10/2024		35,996,269		35,966.6	35,996.3	(6)(13)
Montagu V (US) L.P. (12)	Limited partnership interests				03/2025		0.57%		1,353.4	1,737.7	(6)
NCMF 2025-MFS	Private asset-backed investment	7.53%				06/2033		24,530.0	24,257.0	24,915.3	(6)(13)
NEUB 2018-28	Collateralized loan obligation	10.83%	SOFR (Q)	6.95%		10/2038		700.0	718.7	712.1	(6)(13)
NEUB 2025-60	Collateralized loan obligation	10.34%	SOFR (Q)	6.48%		04/2039		3,700.0	3,664.0	3,787.4	(6)(13)
NEUB 2025-61	Collateralized loan obligation	8.99%	SOFR (Q)	4.90%		07/2039		2,950.0	2,950.0	2,967.8	(6)(13)
New Mountain Partners III, L.P. (12)	Limited partnership interests				03/2025		0.20%		320.9	393.3	(6)
New Mountain Partners IV, L.P. (12)	Limited partnership interests				03/2025		0.20%		914.2	872.0	(6)
NMC CLO-2	Collateralized loan obligation	9.60%	SOFR (Q)	5.70%		01/2038		937.5	937.5	928.2	(6)(13)
OAKC 2012-7	Collateralized loan obligation	8.39%	SOFR (Q)	4.50%		02/2038		5,000.0	4,948.0	4,982.0	(6)(13)
	Collateralized loan obligation	8.87%				02/2038		480.0	277.9	232.8	(6)(13)
									5,225.9	5,214.8
OAKC 2014-10R	Collateralized loan obligation	8.28%	SOFR (Q)	4.40%		04/2038		2,000.0	2,000.0	1,992.6	(6)(13)
OAKC 2015-12	Collateralized loan obligation	6.49%				04/2037		14,541.0	8,279.8	7,174.3	(6)(13)
OAKC 2016-13	Collateralized loan obligation	9.62%	SOFR (Q)	5.75%		10/2037		1,220.0	1,220.0	1,229.6	(6)(13)
	Collateralized loan obligation	8.00%				10/2037		2,920.0	2,267.9	1,759.0	(6)(13)
	Collateralized loan obligation	8.00%				01/2030		1,400.0	1,087.4	843.4	(6)(13)
									4,575.3	3,832.0
OAKC 2017-15	Collateralized loan obligation	7.17%				01/2030		3,441.5	1,821.4	1,516.7	(6)(13)
OAKC 2019-2	Collateralized loan obligation	11.30%				01/2038		3,330.0	2,972.9	2,679.8	(6)(13)
OAKC 2019-3	Collateralized loan obligation	9.67%				07/2032		3,590.0	2,955.1	2,483.1	(6)(13)
OAKC 2019-4	Collateralized loan obligation	8.81%	SOFR (Q)	4.95%		01/2038		3,640.0	3,640.0	3,649.2	(6)(13)
OAKC 2020-5	Collateralized loan obligation	8.87%				10/2037		3,130.0	2,932.6	2,411.3	(6)(13)
OAKC 2020-6	Collateralized loan obligation	9.13%	SOFR (Q)	5.25%		10/2037		1,100.0	1,100.0	1,108.1	(6)(13)
	Collateralized loan obligation	9.24%				10/2037		2,966.0	3,077.9	2,609.2	(6)(13)
									4,177.9	3,717.3
OAKC 2020-7	Collateralized loan obligation	8.78%	SOFR (Q)	4.90%		07/2038		6,370.0	6,370.0	6,388.5	(6)(13)
OAKC 2021-16	Collateralized loan obligation	8.14%				10/2034		1,210.0	986.0	786.5	(6)(13)
OAKC 2021-8	Collateralized loan obligation	8.73%	SOFR (Q)	4.85%		01/2038		525.0	525.4	526.3	(6)(13)
	Collateralized loan obligation	11.39%				01/2038		3,190.0	2,712.8	2,438.0	(6)(13)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									3,238.2	2,964.3
OAKC 2021-9	Collateralized loan obligation	9.38%	SOFR (Q)	5.50%		10/2037		2,050.0	2,050.0	2,063.9	(6)(13)
	Collateralized loan obligation	9.86%				10/2037		1,500.0	1,401.0	1,193.0	(6)(13)
									3,451.0	3,256.9
OAKC 2022-12R	Collateralized loan obligation	9.18%	SOFR (Q)	4.85%		07/2037		6,700.0	6,700.0	6,740.2	(6)(13)
OAKC 2023-15RA	Collateralized loan obligation	8.73%	SOFR (Q)	4.85%		07/2038		3,000.0	3,000.0	3,020.9	(6)(13)
OAKCL 2023-1	Collateralized loan obligation	11.40%	SOFR (Q)	7.50%		04/2038		1,500.0	1,553.8	1,532.2	(6)(13)
OAKCL 2025-32	Collateralized loan obligation	9.46%	SOFR (Q)	5.35%		07/2038		1,750.0	1,750.0	1,741.1	(6)(13)
OCP 2015-10	Collateralized loan obligation	9.21%	SOFR (Q)	5.35%		01/2038		1,000.0	993.8	1,004.5	(6)(13)
	Collateralized loan obligation	17.03%				01/2038		20,760.0	8,018.6	8,217.6	(6)(13)
									9,012.4	9,222.1
OCP 2016-11	Collateralized loan obligation	9.11%	SOFR (Q)	5.25%		07/2038		5,080.0	5,080.0	5,114.9	(6)(13)
OCP 2018-15	Collateralized loan obligation	12.20%				07/2031		13,282.0	5,945.8	5,173.6	(6)(13)
OCP 2021-21	Collateralized loan obligation	14.25%				01/2038		20,007.0	12,268.3	11,297.7	(6)(13)
OCP 2022-24	Collateralized loan obligation	10.13%	SOFR (Q)	6.25%		10/2037		1,550.0	1,562.4	1,574.0	(6)(13)
	Collateralized loan obligation	20.62%				10/2037		3,060.0	1,601.9	1,599.9	(6)(13)
									3,164.3	3,173.9
OCP 2025-43	Collateralized loan obligation	10.79%	SOFR (Q)	6.50%		07/2038		2,100.0	2,100.0	2,164.2	(6)(13)
OCP 2025-44	Collateralized loan obligation	9.06%	SOFR (Q)	4.80%		10/2038		1,800.0	1,800.0	1,808.1	(6)(13)
OCP 2025-48	Collateralized loan obligation	10.70%				12/2038		15,450.0	13,602.2	13,602.8	(6)(13)
OCPA 2023-29	Collateralized loan obligation	8.88%	SOFR (Q)	5.00%		01/2036		1,000.0	1,000.0	973.9	(6)(13)
OCPA 2025-41	Collateralized loan obligation	8.00%				04/2037		1,500.0	1,500.0	1,505.9	(6)(13)
OCT61 2023-2	Collateralized loan obligation	11.77%	SOFR (Q)	7.89%		04/2038		1,500.0	1,455.4	1,535.8	(6)(13)
OCT63 2024-2	Collateralized loan obligation	10.38%	SOFR (Q)	6.50%		07/2037		1,166.7	1,126.7	1,181.4	(6)(13)
OCT67 2023-1	Collateralized loan obligation	12.00%				07/2038		1,590.1	1,590.1	1,591.0	(6)(13)
OHACP 2024-17	Collateralized loan obligation	8.88%	SOFR (Q)	5.00%		01/2038		3,000.0	3,000.0	3,022.5	(6)(13)
	Collateralized loan obligation	11.52%				01/2038		2,610.0	2,288.3	2,044.9	(6)(13)
									5,288.3	5,067.4
OHALF 2016-1	Collateralized loan obligation	10.03%				07/2037		2,375.0	1,406.3	1,303.0	(6)(13)
OKANAGAN 2024-1	Private asset-backed investment	11.74%	SOFR (M)	8.25%		12/2032		20,343.7	20,377.9	19,936.8	(6)(13)
One Equity Partners VI, L.P. (12)	Limited partnership interests				09/2025		0.89%		3,147.2	3,692.2	(6)
One Equity Partners VII, L.P. (12)	Limited partnership interests				09/2025		0.14%		2,307.6	2,494.2	(6)
Onex Partners III LP (12)	Limited partnership interests				03/2025		0.20%		1,001.4	1,297.3	(6)
Onex Partners IV LP (12)	Limited partnership interests				03/2025		0.14%		2,649.5	2,695.0	(6)
Permira IV L.P. 2 (12)	Limited partnership interests				03/2025		0.07%		1,249.7	1,505.2	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Permira V G.P. L.P. (12)	Limited partnership interests				09/2025		0.02%		205.0	283.3	(6)
Permira VI L.P.1 (12)	Limited partnership interests				09/2025		0.01%		349.3	503.9	(6)
PIPK 2025-18	Collateralized loan obligation	9.63%	SOFR (Q)	5.75%		04/2038		1,250.0	1,250.0	1,268.4	(6)(13)
PLMRS 2025-3	Collateralized loan obligation	9.23%	SOFR (Q)	4.95%		07/2038		3,600.0	3,600.0	3,637.4	(6)(13)
PNTPK 2019-1	Collateralized loan obligation	8.16%	SOFR (Q)	4.30%		07/2036		8,075.0	8,146.0	8,099.3	(6)(13)
PROSE 2024-3	Private asset-backed investment	8.85%				10/2054		25,000.0	25,000.0	25,834.4	(6)(13)
Providence Equity Partners (Midsummer) L.P. (12)	Limited partnership interests				09/2025		0.06%		613.6	836.3	(6)
Providence Equity Partners VII, L.P. (12)	Limited partnership interests				09/2025		0.07%		385.5	582.7	(6)
Providence Equity Partners VII-A L.P. (12)	Limited partnership interests				03/2025		0.20%		1,598.2	1,675.5	(6)
Providence Equity Partners VIII, L.P. (12)	Limited partnership interests				09/2025		0.06%		2,826.5	3,641.4	(6)
Purple Garden Invest (D) AB (12)	Limited partnership interests				09/2025		0.21%		1,043.7	1,203.8	(6)
PXLY 2024-1	Collateralized loan obligation	8.90%	SOFR (Q)	5.00%		01/2037		6,050.0	6,050.0	6,077.3	(6)(13)
Red Garden Invest (D) AB (12)	Limited partnership interests				09/2025		0.21%		1,379.3	1,599.9	(6)
RRAM 2022-21	Collateralized loan obligation	10.69%	SOFR (Q)	6.79%		07/2039		250.0	249.0	227.8	(6)(13)
	Collateralized loan obligation	9.48%				07/2039		13,070.0	8,651.2	7,076.4	(6)(13)
									8,900.2	7,304.2
RRAM 2022-23	Collateralized loan obligation	8.90%	SOFR (Q)	5.00%		07/2037		4,390.0	4,390.0	4,414.2	(6)(13)
RRAM 2022-24	Collateralized loan obligation	10.68%	SOFR (Q)	6.78%		01/2037		700.0	697.8	689.5	(6)(13)
RRAM 2023-25	Collateralized loan obligation	11.15%	SOFR (Q)	7.25%		10/2037		800.0	806.2	778.4	(6)(13)
RRAM 2023-27	Collateralized loan obligation	14.64%				10/2035		5,580.0	4,603.5	4,644.8	(6)(13)
RRAM 2024-29R	Collateralized loan obligation	14.13%				07/2039		5,205.0	3,023.6	3,041.7	(6)(13)
RRAM 2024-30	Collateralized loan obligation	10.22%	SOFR (Q)	6.32%		07/2036		400.0	394.7	394.1	(6)(13)
	Collateralized loan obligation	11.87%				07/2036		7,000.0	6,029.3	5,569.0	(6)(13)
									6,424.0	5,963.1
RRAM 2024-31	Collateralized loan obligation	10.77%	SOFR (Q)	6.87%		10/2039		450.0	450.5	445.0	(6)(13)
	Collateralized loan obligation	14.25%				10/2039		11,200.0	8,933.0	8,951.2	(6)(13)
									9,383.5	9,396.2
RRAM 2024-33	Collateralized loan obligation	10.71%	SOFR (Q)	6.81%		10/2039		500.0	498.5	494.7	(6)(13)
RRAM 2024-35	Collateralized loan obligation	10.71%	SOFR (Q)	6.81%		01/2040		500.0	498.7	493.9	(6)(13)
RRAM 2025-37	Collateralized loan obligation	8.55%	SOFR (Q)	4.65%		04/2038		1,062.5	1,062.5	1,060.8	(6)(13)
RRAM 2025-38	Collateralized loan obligation	12.99%				04/2040		2,580.0	2,301.0	2,114.6	(6)(13)
RRAM 2025-40	Collateralized loan obligation	10.05%	SOFR (Q)	5.75%		07/2038		8,750.0	8,750.0	8,842.9	(6)(13)
Silver Lake Partners IV, L.P. (12)	Limited partnership interests				03/2025		0.02%		1,467.2	1,918.6	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SIXST 2020-16	Collateralized loan obligation	9.24%				10/2032		1,400.0	796.5	821.3	(6)(13)
SIXST 2021-17	Collateralized loan obligation	17.20%				04/2038		5,550.0	3,686.4	3,690.4	(6)(13)
SIXST 2021-20	Collateralized loan obligation	9.38%	SOFR (Q)	5.50%		07/2038		3,250.0	3,250.0	3,253.3	(6)(13)
SIXST 2022-21	Collateralized loan obligation	9.62%	SOFR (Q)	5.75%		10/2037		2,025.0	2,025.0	2,048.0	(6)(13)
	Collateralized loan obligation	14.43%				10/2037		5,242.0	3,415.4	3,124.5	(6)(13)
									5,440.4	5,172.5
SIXST 2024-26	Collateralized loan obligation	9.53%	SOFR (Q)	5.65%		10/2037		650.0	653.6	655.2	(6)(13)
SIXST 2024-27	Collateralized loan obligation	9.13%	SOFR (Q)	5.25%		01/2038		1,750.0	1,750.0	1,762.4	(6)(13)
SIXST 2025-28	Collateralized loan obligation	9.32%	SOFR (Q)	5.45%		04/2038		725.0	725.0	739.5	(6)(13)
	Collateralized loan obligation	11.22%				04/2038		2,873.0	2,292.9	2,118.9	(6)(13)
									3,017.9	2,858.4
SIXST 2025-29	Collateralized loan obligation	12.11%				07/2038		4,870.0	4,392.7	4,273.9	(6)(13)
SIXST 2025-30	Collateralized loan obligation	9.14%	SOFR (Q)	4.85%		07/2038		2,300.0	2,300.0	2,328.8	(6)(13)
	Collateralized loan obligation	11.64%				07/2038		6,315.0	5,516.2	5,325.1	(6)(13)
									7,816.2	7,653.9
SIXST 2025-31	Collateralized loan obligation	11.50%				01/2039		20,105.0	17,083.8	17,086.2	(6)(13)
SPEAK 2024-11	Collateralized loan obligation	16.55%				07/2037		4,000.0	3,090.8	3,206.8	(6)(13)
STKPK 2022-1	Collateralized loan obligation	10.05%	SOFR (Q)	6.15%		10/2037		1,687.5	1,687.5	1,674.4	(6)(13)
	Collateralized loan obligation	12.13%				10/2037		20,240.0	15,815.8	13,079.6	(6)(13)
	Collateralized loan obligation					10/2037		20,240.0	185.3	597.7	(6)(13)
									17,688.6	15,351.7
SYMP 2022-33	Collateralized loan obligation	9.22%	SOFR (Q)	5.35%		01/2038		1,250.0	1,250.0	1,195.1	(6)(13)
SYMP 2023-40	Collateralized loan obligation	9.16%	SOFR (Q)	5.25%		01/2038		1,500.0	1,500.0	1,507.3	(6)(13)
TCIFC 2023-1	Collateralized loan obligation	8.83%	SOFR (Q)	4.95%		07/2038		1,800.0	1,800.0	1,819.6	(6)(13)
Texas Debt Capital CLO 2024-II Ltd	Collateralized loan obligation	9.12%	SOFR (Q)	5.25%		01/2037		4,100.0	4,100.0	4,134.4	(6)(13)
Thoma Bravo Fund XI-A, L.P. (12)	Limited partnership interests				03/2025		0.16%		791.1	1,010.6	(6)
Thoma Bravo Special Opportunities Fund II-A, L.P. (12)	Limited partnership interests				03/2025		0.57%		1,133.3	1,452.1	(6)
THPT 2023-THL	Commercial mortgage-backed security	10.40%				12/2034		5,000.0	4,988.2	5,045.2	(6)(13)
Tikehau Green Diamond II CFO Equity LP (12)	Preferred shares	9.77%	Euribor (Q)	7.75%	12/2024	12/2030	3,405,672		2,419.3	2,914.1	(6)(13)
Tikehau Ruby CLO Equity LP (12)	Preferred shares	12.02%	Euribor (Q)	10.00%	03/2024		1,815,364		514.6	588.9	(6)(8)(13)
Tikehau Topaz LP (12)	Preferred shares	12.67%	SOFR (Q)	9.00%	06/2024		3,314,856		2,436.9	2,474.2	(6)(8)(13)
TPG Partners VI, L.P. (12)	Limited partnership interests				03/2025		0.21%		190.1	325.3	(6)
TPG Partners VIII, L.P. (12)	Limited partnership interests				09/2025		0.01%		1,562.9	1,640.3	(6)
Trident VI Parallel Fund, L.P. (12)	Limited partnership interests				03/2025		0.22%		1,323.8	1,672.6	(6)
See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
TriplePoint Venture Growth BDC Corp	Senior subordinated loan	8.11%				02/2028		32,900.0	32,900.0	33,309.3	(2)(6)(13)
Vector Capital IV, L.P. (12)	Limited partnership interests				03/2025		0.08%		198.7	256.4	(6)
Vector Capital VI, L.P. (12)	Limited partnership interests				03/2025		0.02%		49.5	47.9	(6)
Vestar Capital Partners VII, L.P. (12)	Limited partnership interests				09/2025		0.26%		1,889.7	1,960.3	(6)
Vista Equity Partners Fund V-A, L.P. (12)	Limited partnership interests				03/2025		0.02%		768.5	883.2	(6)
VOYA 2021-3	Collateralized loan obligation	9.80%	SOFR (Q)	5.90%		04/2038		2,500.0	2,500.0	2,536.1	(6)(13)
	Collateralized loan obligation	8.15%				04/2038		1,875.0	1,875.0	1,907.0	(6)(13)
									4,375.0	4,443.1
VOYA 2024-1	Collateralized loan obligation	10.55%	SOFR (Q)	6.65%		04/2037		1,681.9	1,741.4	1,697.8	(6)(13)
VOYA 2024-2	Collateralized loan obligation	9.93%	SOFR (Q)	6.05%		07/2037		2,500.0	2,414.4	2,524.4	(6)(13)
VOYA 2025-1	Collateralized loan obligation	8.48%	SOFR (Q)	4.60%		04/2038		5,215.0	5,192.9	5,127.6	(6)(13)
VOYA 2025-2	Collateralized loan obligation	10.15%	SOFR (Q)	6.25%		07/2038		3,497.7	3,441.3	3,561.1	(6)(13)
	Collateralized loan obligation	14.62%				07/2038		11,976.0	10,666.9	10,346.3	(6)(13)
									14,108.2	13,907.4
VOYA 2025-3	Collateralized loan obligation	9.73%	SOFR (Q)	5.40%		07/2038		3,000.0	3,000.0	3,014.6	(6)(13)
VOYA 2025-4	Collateralized loan obligation	9.00%	SOFR (Q)	5.10%		10/2038		6,800.0	6,800.0	6,826.8	(6)(13)
WCAS XIII, L.P. (12)	Limited partnership interests				09/2025		0.05%		874.1	1,740.2	(6)
WCP Bridge Fund, L.P. (12)	Limited partnership interests				09/2025		0.15%		87.6	347.9	(6)
WEHPK 2022-1	Collateralized loan obligation	9.35%	SOFR (Q)	5.40%		10/2038		5,300.0	5,300.0	5,177.0	(6)(13)
Wellspring Capital Partners VI (Onshore), L.P. (12)	Limited partnership interests				09/2025		0.12%		1,869.2	1,514.2	(6)
WILDPK 2024-1	Collateralized loan obligation	9.63%	SOFR (Q)	5.75%		10/2037		1,117.5	1,117.5	1,127.9	(6)(13)
Wind Point Partners VIII-A, L.P. (12)	Limited partnership interests				09/2025		0.14%		702.6	568.2	(6)
WONPK 2025-1	Collateralized loan obligation	9.22%	SOFR (Q)	4.90%		07/2038		3,350.0	3,350.0	3,367.7	(6)(13)

									1,841,282.5	1,826,970.4		17.39%
Capital Goods
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp. (11)	First lien senior secured revolving loan	10.34%	SOFR (Q)	6.50%		08/2030		3,592.0	3,463.9	3,454.3	(2)(6)(8)(13)
	First lien senior secured loan	10.32%	SOFR (Q)	6.50%		08/2030		92,363.4	91,067.9	90,977.9	(2)(6)(8)(13)
									94,531.8	94,432.2
AI Aqua Merger Sub, Inc.	First lien senior secured loan	6.86%	SOFR (Q)	3.00%		07/2028		116,127.3	115,978.3	116,339.8	(2)(6)(8)
Airx Climate Solutions, Inc. (11)	First lien senior secured loan	9.57%	SOFR (Q)	5.75%		11/2029		23,093.5	22,722.2	23,093.5	(2)(8)(13)
	First lien senior secured loan	8.82%	SOFR (Q)	5.00%		11/2029		12,351.8	12,226.2	12,228.3	(2)(8)(13)
									34,948.4	35,321.8
Alliance Laundry Systems LLC	First lien senior secured loan	6.07%	SOFR (Q)	2.25%		08/2031		25,114.8	25,061.7	25,209.0	(2)
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

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in thousands)

Company (1)	Investment (18)	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Amortized Cost	Fair Value		% of Net Assets
									53,652.5	62,114.3		0.59%
Data Centers
Retained Vantage Data Centers Intermediate Holdco, LP and Retained Vantage Data Centers Assets, LP (11)	Senior subordinated loan	9.50%				12/2031		42,406.0	41,673.1	41,663.9	(2)(13)
Vantage Data Centers Europe S.a r.l. (11)	Private asset-backed investment	8.63%	Euribor (M)	6.75%		05/2029		2,262.6	2,056.5	2,262.6	(2)(6)(13)
	Private asset-backed investment	8.73%	Euribor (M)	6.85%		05/2029		259.3	235.7	259.3	(2)(6)(13)
									2,292.2	2,521.9

									43,965.3	44,185.8		0.42%
Gas Utilities
FIC Matterhorn CF, LP and FIC Matterhorn CF Feeder, LP (12)	Limited partnership interests				06/2025		19,712,949		19,712.9	19,712.9	(6)
	Limited partnership interests				06/2025		1		0.7	0.7	(6)
									19,713.6	19,713.6
Venture Global Plaquemines Lng LLC	First lien senior secured loan	6.14%	SOFR (M)	2.23%		05/2029		7,546.1	7,537.5	7,502.1	(2)(6)
	First lien senior secured loan	5.94%	SOFR (M)	2.23%		05/2029		943.9	942.8	939.2	(2)(6)(13)
									8,480.3	8,441.3

									28,193.9	28,154.9		0.27%

Total Investments									$21,360,914.4	$21,508,598.4	(17)	204.73%
See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased		Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract		$105,845		€90,783	Canadian Imperial Bank of Commerce	January 23, 2026	$(843)
Foreign currency forward contract		$94,618		€81,098	Wells Fargo Bank, N.A.	January 23, 2026	(689)
Foreign currency forward contract		$93,219		£71,058	Canadian Imperial Bank of Commerce	June 11, 2027	(2,140)
Foreign currency forward contract		$77,740		€64,937	Wells Fargo Bank, N.A.	September 08, 2027	(209)
Foreign currency forward contract		$66,170	NOK	663,462	Wells Fargo Bank, N.A.	January 23, 2026	414
Foreign currency forward contract		$59,898		£46,811	Canadian Imperial Bank of Commerce	August 16, 2027	(2,891)
Foreign currency forward contract		$51,457		€46,454	Wells Fargo Bank, N.A.	February 28, 2028	(4,586)
Foreign currency forward contract		$51,222		€43,460	Canadian Imperial Bank of Commerce	January 23, 2026	149
Foreign currency forward contract		$49,970		£37,428	Canadian Imperial Bank of Commerce	July 28, 2028	(119)
Foreign currency forward contract		$49,964		£37,428	Wells Fargo Bank, N.A.	July 28, 2028	(125)
Foreign currency forward contract		$49,860		€45,000	Canadian Imperial Bank of Commerce	February 28, 2028	(4,429)
Foreign currency forward contract		$48,791		£36,330	SMBC Capital Markets, Inc.	August 14, 2028	176
Foreign currency forward contract		$40,231		€34,380	Canadian Imperial Bank of Commerce	June 11, 2027	(930)
Foreign currency forward contract		$35,977		£26,695	Wells Fargo Bank, N.A.	August 02, 2027	166
Foreign currency forward contract		$31,292	CAD	43,301	Canadian Imperial Bank of Commerce	March 31, 2028	(891)
Foreign currency forward contract	CAD	25,886		$19,191	Canadian Imperial Bank of Commerce	March 31, 2028	49
Foreign currency forward contract		$25,450	CAD	35,598	Canadian Imperial Bank of Commerce	March 31, 2027	(852)
Foreign currency forward contract		£24,120		$32,232	Canadian Imperial Bank of Commerce	June 11, 2027	138
Foreign currency forward contract		$21,806		€19,538	Wells Fargo Bank, N.A.	March 30, 2027	(1,535)
Foreign currency forward contract		€21,578		$25,871	Canadian Imperial Bank of Commerce	June 11, 2027	(37)
Foreign currency forward contract		$20,616		€17,527	Wells Fargo Bank, N.A.	January 23, 2026	18
Foreign currency forward contract		$20,510	CAD	27,531	Canadian Imperial Bank of Commerce	November 16, 2026	224
Foreign currency forward contract		$18,889		£15,184	Wells Fargo Bank, N.A.	August 21, 2026	(1,529)
Foreign currency forward contract		$16,144	CAD	22,503	Wells Fargo Bank, N.A.	January 23, 2026	(273)
Foreign currency forward contract		$15,755		£11,800	Canadian Imperial Bank of Commerce	January 23, 2026	(123)
Foreign currency forward contract		$15,194	JPY	2,121,070	Canadian Imperial Bank of Commerce	January 31, 2028	958
Foreign currency forward contract		$14,323	CAD	19,837	Canadian Imperial Bank of Commerce	January 31, 2028	(408)
Foreign currency forward contract		$13,108	CAD	18,267	Canadian Imperial Bank of Commerce	January 23, 2026	(219)
Foreign currency forward contract		$12,964		€10,731	SMBC Capital Markets, Inc.	August 14, 2028	(45)
Foreign currency forward contract		$9,097		€7,487	Wells Fargo Bank, N.A.	August 14, 2028	20
Foreign currency forward contract		$8,142		£6,100	Wells Fargo Bank, N.A.	January 23, 2026	(66)
Foreign currency forward contract		$8,132		€6,722	Canadian Imperial Bank of Commerce	August 14, 2028	(17)
Foreign currency forward contract		€7,509		$8,760	Canadian Imperial Bank of Commerce	January 23, 2026	65
Foreign currency forward contract		$6,165	AUD	9,518	Wells Fargo Bank, N.A.	November 17, 2026	(162)
Foreign currency forward contract		$5,685		£4,502	Canadian Imperial Bank of Commerce	March 31, 2026	(372)
Foreign currency forward contract	JPY	5,303		$37	Canadian Imperial Bank of Commerce	January 31, 2028	(1)
Foreign currency forward contract		€5,000		$5,882	Canadian Imperial Bank of Commerce	January 23, 2026	(6)
Foreign currency forward contract		$4,773	DKK	29,850	Wells Fargo Bank, N.A.	September 08, 2027	(49)
Foreign currency forward contract		$4,503	CAD	6,062	Canadian Imperial Bank of Commerce	June 11, 2027	19
Foreign currency forward contract		$4,217		£3,347	Canadian Imperial Bank of Commerce	August 21, 2026	(284)
Foreign currency forward contract		$3,325		€2,798	Wells Fargo Bank, N.A.	August 02, 2027	(31)
Foreign currency forward contract		$3,291		€2,685	SMBC Capital Markets, Inc.	August 14, 2028	37
Foreign currency forward contract		$2,994		€2,670	Canadian Imperial Bank of Commerce	March 30, 2027	(195)
Foreign currency forward contract		$2,776		€2,500	Canadian Imperial Bank of Commerce	March 26, 2026	(172)
Foreign currency forward contract		$2,504		£1,915	Wells Fargo Bank, N.A.	August 16, 2027	(65)
Foreign currency forward contract		$2,502	NOK	27,017	Canadian Imperial Bank of Commerce	March 31, 2026	(175)
Foreign currency forward contract		$2,433		€2,168	Canadian Imperial Bank of Commerce	May 22, 2026	(128)
Foreign currency forward contract		$2,236	NZD	3,695	Canadian Imperial Bank of Commerce	July 17, 2026	96
Foreign currency forward contract		$2,011	NOK	20,371	Canadian Imperial Bank of Commerce	January 23, 2026	(8)
Foreign currency forward contract		$1,957		€1,737	Canadian Imperial Bank of Commerce	March 27, 2028	(140)
Foreign currency forward contract		$1,907		€1,714	Wells Fargo Bank, N.A.	December 17, 2027	(156)
Foreign currency forward contract		$1,906		€1,737	Canadian Imperial Bank of Commerce	March 27, 2026	(142)
Foreign currency forward contract		$1,873		€1,714	Wells Fargo Bank, N.A.	December 17, 2026	(167)
Foreign currency forward contract		$1,356	AUD	2,050	Canadian Imperial Bank of Commerce	February 18, 2026	(12)
Foreign currency forward contract		£1,224		$1,635	Canadian Imperial Bank of Commerce	March 31, 2026	11
Foreign currency forward contract		$1,017	CAD	1,391	Wells Fargo Bank, N.A.	November 16, 2026	(8)
Foreign currency forward contract		$999		£760	SMBC Capital Markets, Inc.	August 14, 2028	(18)
Foreign currency forward contract		$874		£720	Wells Fargo Bank, N.A.	March 31, 2026	(95)
See accompanying notes to consolidated financial statements.

Description	Notional Amount to be Purchased		Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract		$855	AUD	1,284	Canadian Imperial Bank of Commerce	September 30, 2026	1
Foreign currency forward contract		$619		£480	Wells Fargo Bank, N.A.	November 02, 2026	(26)
Foreign currency forward contract		$613		£456	Canadian Imperial Bank of Commerce	June 11, 2027	1
Foreign currency forward contract		$606	AUD	932	Canadian Imperial Bank of Commerce	September 30, 2027	(8)
Foreign currency forward contract		$561		£419	Wells Fargo Bank, N.A.	June 11, 2027	—
Foreign currency forward contract		$480	CAD	651	Canadian Imperial Bank of Commerce	June 11, 2027	(1)
Foreign currency forward contract		$478	AUD	736	Canadian Imperial Bank of Commerce	January 23, 2026	(13)
Foreign currency forward contract		$471	CHF	373	Canadian Imperial Bank of Commerce	January 23, 2026	(1)
Foreign currency forward contract		$439	AUD	675	Canadian Imperial Bank of Commerce	September 30, 2026	(10)
Foreign currency forward contract		$259	CAD	364	Canadian Imperial Bank of Commerce	November 16, 2026	(9)
Foreign currency forward contract		$166	NZD	288	Canadian Imperial Bank of Commerce	July 17, 2026	(1)
Foreign currency forward contract	NZD	152		$88	Canadian Imperial Bank of Commerce	July 17, 2026	—
Foreign currency forward contract		$81		€72	Canadian Imperial Bank of Commerce	March 31, 2026	(5)
Foreign currency forward contract		$80		€66	Canadian Imperial Bank of Commerce	March 30, 2027	1
Foreign currency forward contract		$47		€39	Canadian Imperial Bank of Commerce	March 26, 2026	1
Foreign currency forward contract		$33	NZD	54	Canadian Imperial Bank of Commerce	January 20, 2026	2
Foreign currency forward contract		$32	NZD	53	Canadian Imperial Bank of Commerce	April 17, 2026	2
Foreign currency forward contract		$30	AUD	44	Canadian Imperial Bank of Commerce	February 18, 2026	—
Foreign currency forward contract		€10		$11	Canadian Imperial Bank of Commerce	May 22, 2026	1
Foreign currency forward contract	AUD	4		$3	Canadian Imperial Bank of Commerce	February 18, 2026	—
Total							$(22,867)
Interest rate swaps

Description	Hedged Item	Fund Receives	Fund Pays	Coupon	Payment Frequency	Counterparty	Maturity Date	Notional Amount	Fair Value (a)	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6485%	5.3990%	Monthly	Wells Fargo Bank, N.A.	03/15/2028	$1,000,000	$14,461	$—	$15,966
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	5.5240%	Monthly	Wells Fargo Bank, N.A.	09/09/2028	600,000	4,677	—	4,677
Interest rate swap	January 2029 Notes	4.850%	SOFR +1.6220%	5.3720%	Monthly	Wells Fargo Bank, N.A.	01/15/2029	600,000	(3,021)	—	(3,021)
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	5.9580%	Monthly	Wells Fargo Bank, N.A.	08/15/2029	700,000	16,585	—	15,659
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	6.0520%	Monthly	Wells Fargo Bank, N.A.	02/15/2030	750,000	(5,199)	—	22,820
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	5.8260%	Monthly	Wells Fargo Bank, N.A.	09/09/2030	500,000	5,239	—	5,239
Interest rate swap	January 2031 Notes	5.150%	SOFR +1.9460%	5.1500%	Monthly	Wells Fargo Bank, N.A.	01/15/2031	500,000	(6,380)	—	(6,380)
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	5.5630%	Monthly	Wells Fargo Bank, N.A.	03/21/2032	750,000	31,646	—	31,646
Total								$5,400,000	$58,008	$—	$86,606
_______________________________________

(a)     Approximates the aggregate gross appreciation (depreciation) of each interest rate swap.

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operations:
Net investment income	$219,022	$197,939	$712,023	$515,345
Net realized gains	19,531	12,469	18,561	1,443
Net unrealized gains (losses)	(3,123)	32,239	(297,533)	57,251
Net increase in net assets resulting from operations	235,430	242,647	433,051	574,039
Distributions to shareholders:
Class I	(193,153)	(177,184)	(594,829)	(462,776)
Class S	(29,183)	(25,015)	(86,537)	(67,065)
Class D	(19,632)	(16,522)	(58,878)	(40,530)
Net decrease in net assets from distributions	(241,968)	(218,721)	(740,244)	(570,371)
Share transactions:
Class I:
Proceeds from shares sold	126,472	1,496,730	887,758	3,482,147
Share transfers between classes	7,042	(2,794)	19,400	2,469
Distributions reinvested	44,111	44,396	140,083	132,122
Repurchased shares, net of early repurchase deduction	(466,598)	(59,456)	(1,430,398)	(199,805)
Net increase (decrease) in net assets from share transactions	(288,973)	1,478,876	(383,157)	3,416,933
Class S:
Proceeds from shares sold	20,919	135,184	104,844	425,456
Share transfers between classes	(2,828)	(1,719)	(11,499)	(6,982)
Distributions reinvested	8,779	6,911	26,029	17,915
Repurchased shares, net of early repurchase deduction	(20,371)	(6,770)	(60,162)	(23,982)
Net increase in net assets from share transactions	6,499	133,606	59,212	412,407
Class D:
Proceeds from shares sold	18,000	105,430	105,463	440,502
Share transfers between classes	(4,214)	4,513	(7,901)	4,513
Distributions reinvested	8,295	6,629	25,604	14,935
Repurchased shares, net of early repurchase deduction	(28,129)	(14,689)	(82,209)	(31,683)
Net increase (decrease) in net assets from share transactions	(6,048)	101,883	40,957	428,267
Total increase (decrease) in net assets	(295,060)	1,738,291	(590,181)	4,261,275
Net assets, beginning of period	10,210,923	8,423,680	10,506,044	5,900,696
Net assets, end of period	$9,915,863	$10,161,971	$9,915,863	$10,161,971

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$433,051	$574,039
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gains on investments, foreign currency and other transactions	(18,561)	(1,443)
Net unrealized (gains) losses on investments, foreign currency and other transactions	297,533	(57,251)
Net (gain) loss on interest rate swaps accounted for as hedge instruments and the related hedged items	2,026	(1,878)
Net accretion of discount on investments	(36,652)	(23,864)
PIK interest	(81,895)	(47,101)
Collections of PIK interest	638	141
PIK dividends	(26,261)	(10,582)
Collections of PIK dividends	—	2,510
Amortization of debt issuance costs	20,238	12,213
Accretion of discount on notes payable	8,787	4,850
Amortization of offering costs	1,738	1,376
Purchases of investments	(6,469,852)	(12,809,756)
Proceeds from repayments or sales of investments	6,510,771	4,284,551
Changes in operating assets and liabilities:
Interest receivable	22,001	(13,568)
Other assets	(170,196)	(47,271)
Base management fee payable	(1,057)	4,188
Income based fee payable	3,480	12,122
Capital gains incentive fee payable	(19,145)	7,332
Interest and facility fees payable	(32,382)	4,950
Interest rate swap collateral payable	(137,150)	64,020
Accounts payable and other liabilities	158,638	12,496
Net cash provided by (used in) operating activities	465,750	(8,027,926)
FINANCING ACTIVITIES:
Borrowings on debt	6,504,188	11,015,566
Repayments of debt	(5,454,194)	(6,740,040)
Debt issuance costs	(6,864)	(45,879)
Net proceeds from issuance of common shares	1,098,065	4,348,105
Repurchased shares, net of early repurchase deduction	(1,572,769)	(255,470)
Distributions to shareholders	(550,854)	(372,218)
Secured borrowing, net	(262,486)	240,320
Net cash provided by (used in) financing activities	(244,914)	8,190,384
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	220,836	162,458
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	441,861	170,427
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$662,697	$332,885
Supplemental Information:
Interest paid during the period	$468,419	$278,422
Distributions declared and payable during the period	$740,244	$570,371

See accompanying notes to consolidated financial statements.

ARES STRATEGIC INCOME FUND AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
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

The Fund reclassified certain prior period amounts in the accompanying consolidated statements of assets and liabilities to conform to its current period presentation. The Fund separately disclosed “derivative assets” and “derivative liabilities” within the accompanying consolidated statements of assets and liabilities, which were previously included in “other assets” and “accounts payable and other liabilities,” respectively. These reclassifications had no impact on prior periods’ net income or net assets.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of September 30, 2026 and December 31, 2025, there was $46,055 and $34,338, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated statements of assets and liabilities.

Restricted cash primarily relates to cash held as collateral for interest rate swaps.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$506,217	$304,711
Restricted cash	156,480	137,150
Total cash, cash equivalents and restricted cash	$662,697	$441,861

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Fund’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Fund’s judgment, are likely to remain current. The Fund may make exceptions to this policy in certain circumstances, including, but not limited to, if a loan has sufficient collateral value (typically measured as enterprise value of the portfolio company) or is in the process of collection.

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

Other Income

Other income includes amendment fees that are fixed based on contractual terms and are generally non-recurring and non-refundable and are recognized as income when earned upon closing of the related transaction. Other income also includes fees for management and consulting services, loan guarantees, commitments and other services rendered by the Fund to portfolio companies. Such fees are fixed based on contractual terms and are recognized as income as services are rendered.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

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

The base management fee, income based fee and capital gains incentive fee for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Base management fee	$32,522	$29,789	$99,308	$76,934
Income based fee	$37,334	$27,952	$106,978	$70,280
Capital gains incentive fee(1)	$—	$5,588	$(19,145)	$7,332
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Fund’s investment adviser as calculated under the investment advisory and management agreement for the three and nine months ended September 30, 2026 and 2025. In addition, in accordance with GAAP, the Fund had no cumulative capital gains incentive fee accrued as of September 30, 2026. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of September 30, 2026, the Fund has paid a capital gains incentive fee since inception totaling $56. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and nine months ended September 30, 2026, the Fund incurred $1,897 and $6,783, respectively, in administrative and other fees, including certain costs that are reimbursable to the Fund’s investment adviser under the investment advisory and management agreement or the Fund’s administrator under the administration agreement. For the three and nine months ended September 30, 2025, the Fund incurred $2,001 and $5,623, respectively, in administrative and other fees, including certain costs that are reimbursable to the Fund’s investment adviser under the investment advisory and management agreement or the Fund’s administrator under the administration agreement, of which $1,461 and $5,083, respectively, were supported by the Fund’s investment adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

The shareholder servicing and/or distribution fees that were attributable to Class S shares and Class D shares for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Class S	$2,851	$2,527	$8,446	$6,687
Class D	$528	$458	$1,579	$1,111

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

The Fund’s investment adviser agreed not to seek recoupment of any base management fee and incentive fee from the commencement of operations through July 31, 2023. As a result, as of September 30, 2026, $2,487 of base management fee and $1,286 of income based fee were included in the expense support amounts below and will not be repaid to the investment adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Base Management Fee and Income Based Fee Waived	Expense Support Reimbursed to the Adviser	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Annualized Distribution per Share(2)	Eligible for Reimbursement through
December 31, 2022	$1,449	$(129)	$(1,320)	$—	$—	3.83%	—	12/31/2025
January 31, 2023	$1,088	$(398)	$(690)	$—	$—	2.54%	—	01/31/2026
February 28, 2023	$891	$(216)	$(675)	$—	$—	2.09%	—	02/28/2026
March 31, 2023	$916	$(144)	$(772)	$—	$—	2.28%	—	03/31/2026
April 30, 2023	$1,083	$(458)	$(625)	$—	$—	1.76%	—	04/30/2026
May 31, 2023	$1,312	$(569)	$(743)	$—	$—	1.77%	—	05/31/2026
June 30, 2023	$2,253	$(727)	$(1,526)	$—	$—	1.94%	—	06/30/2026
July 31, 2023	$2,502	$(1,132)	$(1,370)	$—	$—	0.77%	—	07/31/2026
August 31, 2023	$2,300	$—	$(2,300)	$—	$—	0.98%	$2.3910	08/31/2026
September 30, 2023	$1,636	$—	$(1,636)	$—	$—	0.80%	$2.3910	09/30/2026
October 31, 2023	$—	$—	$—	$—	$—	0.47%	$2.3910	10/31/2026
November 30, 2023	$1,637	$—	$(1,637)	$—	$—	0.53%	$2.5716	11/30/2026
December 31, 2023	$1,144	$—	$(1,144)	$—	$—	0.45%	$2.5716	12/31/2026
January 31, 2024	$1,592	$—	$(1,592)	$—	$—	0.55%	$2.5716	01/31/2027
February 29, 2024	$2,183	$—	$(2,183)	$—	$—	0.47%	$2.5716	02/28/2027
March 31, 2024	$2,194	$—	$(2,194)	$—	$—	0.76%	$2.5716	03/31/2027
April 30, 2024	$3,066	$—	$(3,066)	$—	$—	0.49%	$2.5716	04/30/2027
May 31, 2024	$2,437	$—	$(2,437)	$—	$—	0.45%	$2.5716	05/31/2027
June 30, 2024	$3,170	$—	$(3,170)	$—	$—	0.46%	$2.5716	06/30/2027
July 31, 2024	$1,164	$—	$(1,164)	$—	$—	0.32%	$2.5716	07/31/2027
August 31, 2024	$4,291	$—	$(4,291)	$—	$—	0.33%	$2.5716	08/31/2027
September 30, 2024	$5,402	$—	$(5,402)	$—	$—	0.36%	$2.5716	09/30/2027
October 31, 2024	$3,598	$—	$(3,598)	$—	$—	0.30%	$2.5716	10/31/2027
November 30, 2024	$3,911	$—	$(3,911)	$—	$—	0.36%	$2.5716	11/30/2027
December 31, 2024	$3,736	$—	$(3,736)	$—	$—	0.25%	$2.5716	12/31/2027
January 31, 2025	$—	$—	$—	$—	$—	0.23%	$2.5716	01/31/2028
February 28, 2025	$—	$—	$—	$—	$—	0.28%	$2.5716	02/29/2028
March 31, 2025	$10,436	$—	$(10,436)	$—	$—	0.29%	$2.5716	03/31/2028
April 30, 2025	$9,348	$—	$(9,348)	$—	$—	0.30%	$2.5716	04/30/2028
May 31, 2025	$4,915	$—	$(274)	$—	$4,641	0.27%	$2.5716	05/31/2028
June 30, 2025	$5,853	$—	$(5,853)	$—	$—	0.36%	$2.5716	06/30/2028
July 31, 2025	$5,655	$—	$—	$—	$5,655	0.26%	$2.5716	07/31/2028
August 31, 2025	$—	$—	$—	$—	$—	0.24%	$2.5716	08/31/2028

For the Month Ended	Expense Support from the Adviser	Base Management Fee and Income Based Fee Waived	Expense Support Reimbursed to the Adviser	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Annualized Distribution per Share(2)	Eligible for Reimbursement through
September 30, 2025	$9,708	$—	$—	$—	$9,708	0.26%	$2.5716	09/30/2028
October 31, 2025	$—	$—	$—	$—	$—	0.23%	$2.5716	10/31/2028
November 30, 2025	$—	$—	$—	$—	$—	0.24%	$2.5716	11/30/2028
December 31, 2025	$—	$—	$—	$—	$—	0.34%	$2.5716	12/31/2028
January 31, 2026	$—	$—	$—	$—	$—	0.27%	$2.5716	01/31/2029
February 28, 2026	$—	$—	$—	$—	$—	0.33%	$2.5716	02/28/2029
March 31, 2026	$—	$—	$—	$—	$—	0.32%	$2.5716	03/31/2029
April 30, 2026	$—	$—	$—	$—	$—	0.29%	$2.5716	04/30/2029
May 31, 2026	$8,633	$—	$—	$—	$8,633	0.32%	$2.5716	05/31/2029
June 30, 2026	$—	$—	$—	$—	$—	0.33%	$2.5716	06/30/2029
July 31, 2026	$—	$—	$—	$—	$—	0.30%	$2.5716	07/31/2029
August 31, 2026	$—	$—	$—	$—	$—	0.33%	$2.5716	08/31/2029
September 30, 2026	$—	$—	$—	$—	$—	0.25%	$2.5716	09/30/2029
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

4. INVESTMENTS

As of September 30, 2026 and December 31, 2025, investments consisted of the following:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$16,471,161	$16,263,640	$17,143,966	$17,160,266
Second lien senior secured loans	392,220	349,181	430,463	429,160
Senior subordinated loans	1,300,777	1,315,808	1,003,023	1,068,842
Corporate bonds	62,600	62,294	97,600	99,063
Collateralized loan obligations	843,304	714,587	1,081,583	1,051,264
Commercial mortgage-backed securities	110,102	109,642	98,850	99,962
Private asset-backed investments	311,937	327,901	289,022	300,947
Investments in joint ventures	1,003,200	1,003,200	391,000	391,000
Preferred equity	441,409	466,777	302,430	317,476
Other equity	575,228	742,746	522,977	590,618
Total	$21,511,938	$21,355,776	$21,360,914	$21,508,598
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026	December 31, 2025
Industry
Software and Services	21.5%	22.0%
Commercial and Professional Services	10.1%	8.6%
Investment Funds and Vehicles(1)	9.6%	8.5%
Health Care Equipment and Services	9.0%	11.0%
Capital Goods	8.0%	7.7%
Consumer Services	6.6%	6.0%
Financial Services	5.8%	6.7%
Insurance	4.8%	5.1%
Consumer Distribution and Retail	4.0%	3.0%
Sports, Media and Entertainment	3.8%	3.8%
Pharmaceuticals, Biotechnology and Life Sciences	3.0%	3.1%
Materials	1.8%	1.7%
Energy	1.7%	1.9%
Food and Beverage	1.5%	1.5%
Data Centers	1.4%	0.2%
Other	7.4%	9.2%
Total	100.0%	100.0%
________________________________________

(1)Includes the Fund’s investments in joint ventures.

	As of
	September 30, 2026	December 31, 2025
Geographic Region
United States	89.7%	86.7%
Europe	5.8	7.5
Bermuda/Cayman Islands	3.1	4.5
Canada	1.1	1.3
Other	0.3	—
Total	100.0%	100.0%
As of September 30, 2026, loans on non-accrual status represented 0.4% of the total investments at amortized cost (or 0.2% at fair value). As of December 31, 2025, none of the loans were on non-accrual status.
ADLP

In October 2025, the Fund and a large North American pension fund (the “ADLP Partner”) established ADLP LLC (the “ADLP”), a joint venture to make certain first lien senior secured loans, including unitranche loans, and, to a lesser extent, second lien senior secured loans and other debt and equity investments. The Fund and other BDCs, registered closed-end management investment companies and other affiliated investment entities managed by the Fund’s investment adviser or its affiliates may directly co-invest with the ADLP in accordance with the terms of an exemptive relief order from the SEC. The ADLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the ADLP, including co-investment transactions made by the ADLP in accordance with an exemptive relief order from the SEC, must be approved by an investment committee of the ADLP consisting of representatives of the Fund and the ADLP Partner (with approval from a representative of each required). In connection with the establishment of the ADLP and as part of the initial funding, the Fund and the ADLP Partner sold investment commitments to the ADLP at fair value, including $703,384 of investment commitments sold by the Fund. The Fund recognized $3,545 of net realized gains from these sales.

The Fund and the ADLP Partner provide capital to the ADLP in the form of subordinated certificates (the “ADLP Certificates”). The Fund and the ADLP Partner owned 80% and 20%, respectively, of the ADLP Certificates as of September 30, 2026 and December 31, 2025. The Fund and the ADLP Partner had committed $2.0 billion and $0.5 billion, respectively, of capital in the ADLP Certificates as of September 30, 2026 and December 31, 2025. The capital committed to the ADLP will only be funded upon approval of transactions by the investment committee of the ADLP as discussed above. Below is a summary of the funded subordinated certificates of the ADLP.

	As of
	September 30, 2026	December 31, 2025
Total subordinated certificates funded to the ADLP(1)	$1,254,000	$489,000
Total subordinated certificates funded to the ADLP by the Fund(1)	$1,003,200	$391,000
________________________________________

(1)At principal amount.

The ADLP and certain of its wholly owned subsidiaries are party to certain debt obligations. In connection with these debt obligations, the Fund may be required to fund its subordinated certificates under certain circumstances, including upon the occurrence of an event of default by the ADLP or certain of its wholly owned subsidiaries. As of September 30, 2026 and December 31, 2025, the Fund had unfunded ADLP Certificate commitments of approximately $1.0 billion and $1.6 billion, respectively.

The ADLP Certificates pay a fixed interest rate of 10.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the ADLP portfolio, after expenses, which may result in a return to the holders of the ADLP Certificates that is greater than the stated coupon.

The amortized cost and fair value of the ADLP Certificates held by the Fund and the Fund’s yield on its investment in the ADLP Certificates at amortized cost and fair value as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the ADLP Certificates	$1,003,200	$1,003,200	$391,000	$391,000
Yield on the investment in the ADLP Certificates	13.5%	13.5%	13.0%	13.0%

The interest income and other income earned with respect to the Fund’s investment in the ADLP Certificates for the three and nine months ended September 30, 2026 were as follows:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Interest income	$28,730	$62,355
Other income	$6,850	$20,615

From time to time, the Fund may sell investments to, or purchase investments from, the ADLP. During the nine months ended September 30, 2026, the Fund sold approximately $712,872 of investments to the ADLP and recognized net realized gains of approximately $18,796. In connection with certain of the sales of loans to the ADLP, the ADLP assumed approximately $240,715 of secured borrowings associated with such sold investments. During the nine months ended September 30, 2026, the Fund did not purchase any investments from the ADLP.

The following table is a summary of the ADLP portfolio as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026	December 31, 2025
Total investment portfolio(1)	$4,762,930	$1,680,961
Number of borrowers in the ADLP	583	313
Commitments to fund revolving and delayed draw loans(2)	$610,327	$191,320
________________________________________

(1)At principal amount.

(2)These commitments to fund revolving and delayed draw loans have been approved by the investment committee of the ADLP and will be funded if and when conditions to funding such delayed draw loans are met.

5. DEBT

In accordance with the Investment Company Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing. The Fund’s sole initial shareholder approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150% effective October 7, 2022. As of September 30, 2026, the Fund’s asset coverage was 179%.

The Fund’s outstanding debt as of September 30, 2026 and December 31, 2025 was as follows:

	As of
	September 30, 2026					December 31, 2025
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,138,000	(2)	$2,104,596	$2,101,059		$3,250,000	(2)	$2,523,737	$2,525,642
SG Funding Facility	2,325,000	(3)	1,470,811	1,470,811		1,825,000	(3)	612,811	612,811
SB Funding Facility	1,500,000	(4)	650,000	650,000		750,000		400,000	400,000
BNP Funding Facility	1,000,000		568,000	568,000		1,000,000		900,000	900,000
January 2037 CLO Secured Notes(5)	476,000		476,000	473,501	(6)	476,000		476,000	473,310	(6)
April 2038 CLO Secured Debt(5)	350,000		350,000	348,312	(6)	350,000		350,000	348,196	(6)
January 2039 CLO Secured Debt(5)	532,000		532,000	530,259	(6)	532,000		532,000	529,820	(6)
March 2028 Notes	1,000,000		1,000,000	984,196	(6)(7)	1,000,000		1,000,000	1,004,008	(6)(7)
September 2028 Notes	600,000		600,000	582,416	(6)(7)	600,000		600,000	597,103	(6)(7)
January 2029 Notes	600,000		600,000	573,479	(6)(7)	600,000		600,000	589,036	(6)(7)
August 2029 Notes	700,000		700,000	677,992	(6)(7)	700,000		700,000	705,261	(6)(7)
February 2030 Notes	750,000		750,000	702,715	(6)(7)	750,000		750,000	731,239	(6)(7)
September 2030 Notes	500,000		500,000	472,698	(6)(7)	500,000		500,000	496,117	(6)(7)
January 2031 Notes	500,000		500,000	459,545	(6)(7)	500,000		500,000	483,459	(6)(7)
April 2031 Notes	700,000		700,000	654,482	(6)(7)	—		—	—
March 2032 Notes	750,000		750,000	717,245	(6)(7)	750,000		750,000	764,594	(6)(7)
Total	$16,421,000		$12,251,407	$11,966,710		$13,583,000		$11,194,548	$11,160,596
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, SG Funding Facility, SB Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $6,150,000 and $4,553,000 as of September 30, 2026 and December 31, 2025, respectively.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2,500,000.

(4)As of September 30, 2026, $1,125,000 of the total commitment was available under the SB Funding Facility and subject to borrowing base and other restrictions. The remaining $375,000 became fully available after October 29, 2026.

(5)Excludes the subordinated notes issued by certain of the Fund’s wholly owned, consolidated subsidiaries in connection with the Debt Securitizations described below, all of which were retained by the Fund and, as such, eliminated in consolidation.

(6)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(7)The carrying value of the March 2028 Notes, the September 2028 Notes, the January 2029 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes, the January 2031 Notes, the April 2031 Notes and the March 2032 Notes (each as defined below) as of September 30, 2026 and December 31, 2025 includes adjustments as a result of effective hedge accounting relationships, as applicable. See Note 6 for more information on the interest rate swaps related to these unsecured notes issuances.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Fund’s outstanding debt as of September 30, 2026 were 5.5% and 4.7 years, respectively, and as of December 31, 2025 were 5.5% and 5.0 years, respectively. The weighted average stated interest rate of all the Fund’s outstanding debt as of September 30, 2026 and December 31, 2025 includes the impact of interest rate swaps. See Note 6 for more information on the interest rate swaps.

Revolving Credit Facility

The Fund is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Fund to borrow up to $4,138,000 at any one time outstanding. As of September 30, 2026, the end of the revolving period and the stated maturity date were May 21, 2030 and May 21, 2031, respectively. The Revolving Credit Facility also provides for an “accordion” feature that allows the Fund, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $6,150,000. The Revolving Credit Facility generally requires payments of interest at the end of each Secured Overnight Financing Rate (“SOFR”) interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Fund is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Revolving Credit Facility, the Fund has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain asset transfers and restricted payments, (d) maintaining a certain minimum shareholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Fund and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0 and (f) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Fund and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of September 30, 2026, the Fund was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2026 and December 31, 2025, there was $2,104,596 and $2,523,737 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $175,000. As of September 30, 2026 and December 31, 2025, the Fund had no letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit and swingline loans issued.

Since May 21, 2026, the interest rate charged on the Revolving Credit Facility is based on SOFR (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650%, 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. From April 15, 2025 to May 20, 2026, the interest rate charged on the Revolving Credit Facility was based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650% or 1.775% or an “alternate base rate” plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to April 15, 2025, the interest rate charged on the Revolving Credit Facility was based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.750% or 1.875% or an “alternate base rate” plus an applicable spread of either 0.750% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of September 30, 2026, the one, three and six month SOFR was 3.91%, 4.08% and 4.27%, respectively. As of September 30, 2026, the applicable spread in effect was 1.525%. In addition to the stated interest expense on the Revolving Credit Facility, the Fund is required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility.

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

For the three and nine months ended September 30, 2026 and 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$23,990	$11,637	$58,040	$16,456
Credit facility fees	1,947	2,008	5,429	5,885
Amortization of debt issuance costs	2,075	1,163	4,771	2,860
Total interest and credit facility fees expense	$28,012	$14,808	$68,240	$25,201
Cash paid for interest expense	$17,231	$12,759	$54,314	$22,348
Average stated interest rate	5.16%	5.91%	5.13%	5.93%
Average outstanding balance	$1,819,735	$770,921	$1,490,535	$365,761

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

Under the SG Funding Facility, the Fund and ASIF Funding I, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SG Funding Facility. As of September 30, 2026, the Fund and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

As of September 30, 2026 and December 31, 2025, there was $1,470,811 and $612,811 outstanding, respectively, under the SG Funding Facility. Since February 6, 2026, the interest rate charged on the SG Funding Facility is based on SOFR plus (i) 1.75% per annum, with respect to $500,000 of commitments and (ii) 1.80% per annum, with respect to $1,825,000 of commitments. From December 5, 2025 to February 5, 2026, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 1.80% per annum. From August 1, 2025 to December 4, 2025, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of (i) with respect to term loans under the SG Funding Facility, 1.85% per annum, and (ii) with respect to revolving loans under the SG Funding Facility, 1.90% per annum. Prior to August 1, 2025, the interest rate charged on the SG Funding Facility was based on SOFR plus an applicable margin of 2.05% per annum. In addition to the stated interest expense on the SG Funding Facility, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility.

For the three and nine months ended September 30, 2026 and 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SG Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$20,926	$14,884	$50,548	$41,882
Credit facility fees	1,058	1,152	1,956	3,910
Amortization of debt issuance costs	1,105	958	3,218	2,854
Total interest and credit facility fees expense	$23,089	$16,994	$55,722	$48,646
Cash paid for interest expense	$21,853	$16,239	$51,623	$46,016
Average stated interest rate	5.57%	6.23%	5.51%	6.34%
Average outstanding balance	$1,470,811	$935,637	$1,209,034	$871,539

SB Funding Facility

The Fund and the Fund’s wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility (as amended, the “SB Funding Facility”), that allows ASIF Funding II to borrow up to $1,500,000 at any one time outstanding, of which $1,125,000 was available as of September 30, 2026 and the remaining $375,000 became fully available after October 29, 2026. The end of the reinvestment period and the stated maturity date are July 29, 2028 and January 29, 2035, respectively.

In addition, the Fund, as transferor, and ASIF Funding II, as transferee, are party to a contribution agreement, pursuant to which the Fund will transfer to ASIF Funding II certain originated or acquired loans and related assets from time to time. The obligations of ASIF Funding II under the SB Funding Facility are secured by substantially all assets held by ASIF Funding II.

Under the SB Funding Facility, the Fund and ASIF Funding II, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SB Funding Facility. The SB Funding Facility includes usual and customary events of default for facilities of this nature. As of September 30, 2026, the Fund and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

As of September 30, 2026 and December 31, 2025, there was $650,000 and $400,000 outstanding, respectively, under the SB Funding Facility. Since January 29, 2026, the interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 1.80% during the reinvestment period and (ii) 2.00% following the reinvestment period. From April 8, 2025 to January 28, 2026, the interest rate charged on the SB Funding Facility was based on SOFR plus an applicable margin of (i) 1.90% during the reinvestment period and (ii) 2.20% following the reinvestment period. Prior to April 8, 2025, the interest rate charged on the SB Funding Facility was based on SOFR plus an applicable margin of (i) 2.10% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of September 30, 2026, the applicable spread in effect was 1.80%. In addition to the stated interest expense on the SB Funding Facility, ASIF Funding II is also required to pay, among other fees, a commitment fee of 0.50% per annum on any unused portion of the SB Funding Facility between 0.50%, 0.75% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility.

For the three and nine months ended September 30, 2026 and 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SB Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$9,064	$3,622	$21,450	$6,983
Credit facility fees	630	684	2,209	1,547
Amortization of debt issuance costs	420	244	1,179	576
Total interest and credit facility fees expense	$10,114	$4,550	$24,838	$9,106
Cash paid for interest expense	$8,322	$2,532	$20,616	$6,761
Average stated interest rate	5.57%	6.20%	5.53%	6.25%
Average outstanding balance	$636,957	$228,804	$511,538	$147,436

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

Under the BNP Funding Facility, the Fund and ASIF Funding III, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. As of September 30, 2026, the Fund and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

As of September 30, 2026 and December 31, 2025, there was $568,000 and $900,000 outstanding, respectively, under the BNP Funding Facility. Since October 21, 2025, the interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.30% during the reinvestment period and (ii) 2.30% following the reinvestment period. Prior to October 21, 2025, the interest rate charged on the BNP Funding Facility was based on SOFR plus an applicable margin of (i) 1.40% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of September 30, 2026, the applicable spread in effect was 1.30%. In addition to the stated interest expense on the BNP Funding Facility, ASIF Funding III is also required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility.

For the three and nine months ended September 30, 2026 and 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$7,483	$6,224	$25,133	$15,405
Credit facility fees	257	—	661	150
Amortization of debt issuance costs	634	245	1,881	725
Total interest and credit facility fees expense	$8,374	$6,469	$27,675	$16,280
Cash paid for interest expense	$7,537	$5,440	$27,398	$10,628
Average stated interest rate	5.02%	5.71%	5.03%	5.70%
Average outstanding balance	$582,837	$421,630	$659,308	$354,471

Debt Securitizations

Certain of the Fund’s wholly owned, consolidated subsidiaries (Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), Ares Direct Lending CLO 5 LLC (“ADL CLO 5”) and Ares Direct Lending CLO 8 LLC (“ADL CLO 8” and, together with ADL CLO 3 and ADL CLO 5, the “CLO Subsidiaries”)) have completed on-balance sheet financings through term debt securitizations (also known as collateralized loan obligations), which are consolidated by the Fund for financial reporting purposes and count as debt for the purposes of determining the Fund’s asset coverage. These include (i) a $694,100 term debt securitization completed by ADL CLO 3 (the “ADL CLO 3 Debt Securitization”), (ii) a $499,100 term debt securitization completed by ADL CLO 5 (the “ADL CLO 5 Debt Securitization”) and (iii) a $696,400 term debt securitization completed by ADL CLO 8 (the “ADL CLO 8 Debt Securitization”). The Fund refers to the ADL CLO 3 Debt Securitization, ADL CLO 5 Debt Securitization and ADL CLO 8 Debt Securitization collectively as the “Debt Securitizations.” The Fund’s investment adviser serves as asset manager to the CLO Subsidiaries under asset management agreements with each CLO Subsidiary and has agreed to waive any management fees from the CLO Subsidiaries for such services.

ADL CLO 3 Debt Securitization

The following table presents information on the ADL CLO 3 Debt Securitization as of September 30, 2026:

Class	Type	Principal Amount Outstanding	Maturity Date	Interest Rate
January 2037 Class A-1 CLO Notes(1)	Senior Secured Floating Rate	$399,000	January 20, 2037	SOFR+1.58%
January 2037 Class A-2 CLO Notes(1)	Senior Secured Floating Rate	35,000	January 20, 2037	SOFR+1.75%
January 2037 Class B CLO Notes(1)	Senior Secured Floating Rate	42,000	January 20, 2037	SOFR+1.85%
Total January 2037 CLO Secured Notes		476,000		SOFR+1.62%
January 2037 CLO Subordinated Notes(2)	Subordinated	218,100	January 20, 2037	None
Total January 2037 CLO Notes		$694,100
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

ADL CLO 5 Debt Securitization

The following table presents information on the ADL CLO 5 Debt Securitization as of September 30, 2026:

Class	Type	Principal Amount Outstanding	Maturity Date	Interest Rate
April 2038 Class A-1 CLO Notes(1)	Senior Secured Floating Rate	$210,000	April 20, 2038	SOFR+1.38%
April 2038 Class A-1A CLO Loans(1)	Senior Secured Floating Rate	75,000	April 20, 2038	SOFR+1.38%
April 2038 Class A-2 CLO Notes(1)	Senior Secured Floating Rate	15,000	April 20, 2038	SOFR+1.60%
April 2038 Class B CLO Notes(1)	Senior Secured Floating Rate	50,000	April 20, 2038	SOFR+1.70%
Total April 2038 CLO Secured Debt		350,000		SOFR+1.44%
April 2038 CLO Subordinated Notes(2)	Subordinated	149,100	April 20, 2038	None
Total April 2038 CLO Debt		$499,100
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

The documents governing the ADL CLO 5 Debt Securitization contain customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 5. Through April 20, 2030, all principal collections received on the underlying collateral may be used by ADL CLO 5 to purchase new collateral, including additional collateral from the Fund.

ADL CLO 8 Debt Securitization

The following table presents information on the ADL CLO 8 Debt Securitization as of September 30, 2026:

Class	Type	Principal Amount Outstanding	Maturity Date	Interest Rate
January 2039 Class A-1 CLO Notes(1)	Senior Secured Floating Rate	$356,000	January 20, 2039	SOFR+1.40%
January 2039 Class A-1A CLO Loans(1)	Senior Secured Floating Rate	50,000	January 20, 2039	SOFR+1.40%
January 2039 Class A-2 CLO Notes(1)	Senior Secured Floating Rate	28,000	January 20, 2039	SOFR+1.60%
January 2039 Class B CLO Notes(1)	Senior Secured Floating Rate	42,000	January 20, 2039	SOFR+1.75%
January 2039 Class C CLO Notes(1)	Senior Secured Floating Rate	56,000	January 20, 2039	SOFR+2.00%
Total January 2039 CLO Secured Debt		532,000		SOFR+1.50%
January 2039 CLO Subordinated Notes(2)	Subordinated	164,400	January 20, 2039	None
Total January 2039 CLO Debt		$696,400
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

The documents governing the ADL CLO 8 Debt Securitization contain customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 8. Through January 20, 2031, all principal collections received on the underlying collateral may be used by ADL CLO 8 to purchase new collateral, including additional collateral from the Fund.

The interest rate charged on the January 2037 CLO Secured Notes, the April 2038 CLO Secured Debt and the January 2039 CLO Secured Debt is based on SOFR plus a blended weighted average spread of 1.62%, 1.44% and 1.50%, respectively. For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the January 2037 CLO Secured Notes, the April 2038 CLO Secured Debt and the January 2039 CLO Secured Debt were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$18,194	$12,093	$53,771	$30,776
Amortization of debt issuance costs	4	52	547	304
Total interest expense	$18,198	$12,145	$54,318	$31,080
Cash paid for interest expense	$27,257	$7,082	$49,460	$19,733
Average stated interest rate	5.24%	5.73%	5.22%	5.81%
Average outstanding balance	$1,358,000	$826,000	$1,358,000	$699,077

Unsecured Notes

The Fund has issued certain unsecured notes (the Fund refers to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refers to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Fund’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features of the Unsecured Notes as of September 30, 2026 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000,000	5.465%	November 21, 2024	March 15, 2028
September 2028 Notes	$600,000	5.489%	June 9, 2025	September 9, 2028
January 2029 Notes	$600,000	5.439%	September 15, 2025	January 15, 2029
August 2029 Notes	$700,000	6.025%	June 5, 2024	August 15, 2029
February 2030 Notes	$750,000	6.119%	October 2, 2024	February 15, 2030
September 2030 Notes	$500,000	5.791%	June 9, 2025	September 9, 2030
January 2031 Notes	$500,000	5.763%	September 15, 2025	January 15, 2031
April 2031 Notes	$700,000	5.692%	January 29, 2026	April 15, 2031
March 2032 Notes	$750,000	5.489%	January 21, 2025	March 21, 2032
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

Pursuant to the terms of the Registration Rights Agreements, the Fund filed registration statements with the SEC and completed exchange offers to exchange the unregistered notes of each series of Unsecured Notes for newly issued registered notes with substantially identical terms to such series of Unsecured Notes. The following exchange offers were completed during 2025 and 2026:

Unsecured Notes	Original Issuance Date	Exchange Offer Commenced	Exchange Offer Expired(1)
March 2028 Notes	November 21, 2024	April 24, 2025	May 23, 2025
August 2029 Notes	June 5, 2024	April 24, 2025	May 23, 2025
February 2030 Notes	October 2, 2024	April 24, 2025	May 23, 2025
March 2032 Notes	January 21, 2025	April 24, 2025	May 23, 2025
September 2028 Notes	June 9, 2025	April 28, 2026	May 28, 2026
January 2029 Notes	September 15, 2025	April 28, 2026	May 28, 2026
September 2030 Notes	June 9, 2025	April 28, 2026	May 28, 2026
January 2031 Notes	September 15, 2025	April 28, 2026	May 28, 2026
April 2031 Notes	January 29, 2026	April 28, 2026	May 28, 2026
________________________________________

(1)The related exchange was completed promptly following the expiration of the applicable exchange offer.

AMCM served as an initial purchaser in connection with the Fund’s offering of certain of the Unsecured Notes issued during the nine months ended September 30, 2026 and 2025. Under the purchase agreements the Fund entered into in connection with such issuances, AMCM received an aggregate of $195 and $844 of underwriting and advisory fees for the nine months ended September 30, 2026 and 2025, respectively. The underwriting and advisory fees AMCM received were on terms equivalent to those of other initial purchasers.

In connection with the Unsecured Notes issued by the Fund, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate based on SOFR plus an applicable spread. The Fund designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. See Note 6 for more information on the interest rate swaps.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Unsecured Notes were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense(1)	$86,844	$72,112	$253,257	$175,410
Amortization of debt issuance costs	2,892	1,994	8,381	4,603
Accretion of discount	3,037	2,085	8,787	4,850
Net (gain) loss on interest rate swaps accounted for as hedge instruments and the related hedged items	1,345	(118)	2,026	(1,878)
Total interest expense	$94,118	$76,073	$272,451	$182,985
Cash paid for interest expense(1)	$97,011	$68,486	$258,579	$167,027
Average stated interest rate(1)	5.57%	6.26%	5.54%	6.29%
Average outstanding balance	$6,100,000	$4,491,305	$6,025,641	$3,668,865
________________________________________

(1)Includes the impact of interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Fund to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2026, the Fund was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Fund’s foreign currency forward derivative instruments as of September 30, 2026 and December 31, 2025 is presented below.

	As of September 30, 2026
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	JPY	2,131,676	$15,263	$(14,111)	Derivative assets
Foreign currency forward contract	NOK	663,664	68,997	(68,932)	Derivative assets
Foreign currency forward contract		€194,299	223,905	(221,008)	Derivative assets
Foreign currency forward contract	CAD	185,355	133,893	(131,713)	Derivative assets
Foreign currency forward contract		€169,822	198,588	(194,019)	Derivative assets
Foreign currency forward contract		£141,241	184,330	(187,913)	Derivative liabilities
Foreign currency forward contract		£124,782	166,804	(165,454)	Derivative assets
Foreign currency forward contract	CAD	83,572	59,719	(58,805)	Derivative assets
Foreign currency forward contract		£78,523	104,768	(104,092)	Derivative assets
Foreign currency forward contract		€52,904	61,572	(63,066)	Derivative liabilities
Foreign currency forward contract		£36,330	48,791	(48,252)	Derivative assets
Foreign currency forward contract		€33,571	37,786	(38,871)	Derivative liabilities
Foreign currency forward contract	DKK	29,850	4,773	(4,606)	Derivative assets
Foreign currency forward contract	CAD	25,886	19,191	(19,736)	Derivative liabilities
Foreign currency forward contract	NOK	23,661	2,461	(2,458)	Derivative assets
Foreign currency forward contract	NZD	16,239	9,447	(9,158)	Derivative assets
Foreign currency forward contract		€13,416	16,255	(15,656)	Derivative assets
Foreign currency forward contract	AUD	12,882	8,525	(8,993)	Derivative liabilities
Foreign currency forward contract	JPY	10,606	73	(76)	Derivative liabilities
Foreign currency forward contract		£10,499	14,032	(14,291)	Derivative liabilities
Foreign currency forward contract	SEK	8,501	881	(850)	Derivative assets
Foreign currency forward contract	CAD	7,204	5,360	(5,189)	Derivative assets
Foreign currency forward contract	AUD	4,178	2,909	(2,895)	Derivative assets
Foreign currency forward contract	AUD	3,544	2,362	(2,262)	Derivative assets
Foreign currency forward contract	CHF	1,000	1,241	(1,200)	Derivative assets
Foreign currency forward contract	AUD	932	607	(645)	Derivative liabilities
Foreign currency forward contract		£760	999	(1,009)	Derivative liabilities
Foreign currency forward contract	DKK	441	68	(67)	Derivative assets
Total			$1,393,600	$(1,385,327)

	As of December 31, 2025
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	JPY	2,121,070	$15,194	$(14,236)	Derivative assets
Foreign currency forward contract	NOK	663,462	66,170	(65,756)	Derivative assets
Foreign currency forward contract		€218,252	252,724	(260,094)	Derivative liabilities
Foreign currency forward contract		€214,349	247,926	(254,969)	Derivative liabilities
Foreign currency forward contract		£174,946	228,742	(234,672)	Derivative liabilities
Foreign currency forward contract	CAD	118,019	84,912	(87,292)	Derivative liabilities
Foreign currency forward contract		£62,246	81,554	(83,459)	Derivative liabilities
Foreign currency forward contract	CAD	59,479	44,252	(43,960)	Derivative assets
Foreign currency forward contract		€51,083	60,185	(59,969)	Derivative assets
Foreign currency forward contract	NOK	47,388	4,513	(4,696)	Derivative liabilities
Foreign currency forward contract		£36,330	48,791	(48,615)	Derivative assets
Foreign currency forward contract	DKK	29,850	4,773	(4,822)	Derivative liabilities
Foreign currency forward contract		£26,695	35,977	(35,811)	Derivative assets
Foreign currency forward contract		£25,800	34,628	(34,479)	Derivative assets
Foreign currency forward contract		€25,014	29,713	(29,675)	Derivative assets
Foreign currency forward contract	CAD	23,894	17,161	(17,442)	Derivative liabilities
Foreign currency forward contract		€10,731	12,964	(13,009)	Derivative liabilities
Foreign currency forward contract	AUD	9,518	6,165	(6,327)	Derivative liabilities
Foreign currency forward contract	JPY	5,303	36	(37)	Derivative liabilities
Foreign currency forward contract	AUD	4,398	2,883	(2,927)	Derivative liabilities
Foreign currency forward contract	NZD	3,800	2,304	(2,205)	Derivative assets
Foreign currency forward contract		€2,685	3,291	(3,254)	Derivative assets
Foreign currency forward contract	AUD	1,328	885	(884)	Derivative assets
Foreign currency forward contract		£760	999	(1,017)	Derivative liabilities
Foreign currency forward contract	NZD	440	254	(255)	Derivative liabilities
Foreign currency forward contract	CHF	373	471	(472)	Derivative liabilities
Total			$1,287,467	$(1,310,334)

As of September 30, 2026 and December 31, 2025, the counterparties to each of the Fund’s foreign currency forward contracts were Canadian Imperial Bank of Commerce, SMBC Capital Markets, Inc. or Wells Fargo Bank, N.A.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Fund for the three and nine months ended September 30, 2026 and 2025 are in the following locations in the consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2026	2025	2026	2025
Foreign currency forward contract	Net realized gains (losses) on foreign currency transactions and other transactions	$10,619	$(5,411)	$(1,370)	$(17,732)
Foreign currency forward contract	Net unrealized gains (losses) on foreign currency transactions and other transactions	$(8,444)	$15,624	$31,140	$(30,418)

Interest Rate Swaps

In connection with the Unsecured Notes, the Fund has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Fund’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Fund receives a fixed interest rate and pays a floating interest rate based on SOFR plus an applicable spread, as presented in the table below. The Fund designated these interest rate swaps and the Unsecured Notes as qualifying fair value hedge accounting relationships. As of September 30, 2026 and December 31, 2025, the counterparty to all of the Fund’s interest rate swaps was Wells Fargo Bank, N.A. Certain information related to the Fund’s interest rate swaps as of September 30, 2026 is presented below.

Description	Hedged Item	Fund Receives	Fund Pays	Payment Frequency	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6485%	Monthly	March 15, 2028	$1,000,000
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	Monthly	September 9, 2028	$600,000
Interest rate swap	January 2029 Notes	4.850%	SOFR +1.6220%	Monthly	January 15, 2029	$600,000
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	Monthly	August 15, 2029	$700,000
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	Monthly	February 15, 2030	$750,000
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	Monthly	September 9, 2030	$500,000
Interest rate swap(1)	January 2031 Notes	5.150%	SOFR +1.9460%	Monthly	January 15, 2031	$500,000
Interest rate swap	April 2031 Notes	5.550%	SOFR +1.8750%	Monthly	April 15, 2031	$700,000
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	Monthly	March 21, 2032	$750,000
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

For the three and nine months ended September 30, 2026 and 2025, the net gain (loss) from the Fund’s qualifying fair value hedge relationships included in “interest and credit facility fees” in the Fund’s consolidated statements of operations was as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net gain (loss) from fair value hedge relationships	$(1,345)	$118	$(2,026)	$1,878

The balance sheet impact of fair valuing the interest rate swaps as of September 30, 2026 and December 31, 2025 is presented below:

		As of September 30, 2026
Derivative Instrument(1)	Hedged Item	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	March 2028 Notes	$1,000,000	March 15, 2028	$—	$(9,078)	Derivative liabilities
Interest rate swap	September 2028 Notes	$600,000	September 9, 2028	—	(12,170)	Derivative liabilities
Interest rate swap	January 2029 Notes	$600,000	January 15, 2029	—	(20,570)	Derivative liabilities
Interest rate swap	August 2029 Notes	$700,000	August 15, 2029	—	(13,091)	Derivative liabilities
Interest rate swap	February 2030 Notes	$750,000	February 15, 2030	—	(36,198)	Derivative liabilities
Interest rate swap	September 2030 Notes	$500,000	September 9, 2030	—	(19,623)	Derivative liabilities
Interest rate swap	January 2031 Notes	$500,000	January 15, 2031	—	(31,724)	Derivative liabilities
Interest rate swap	April 2031 Notes	$700,000	April 15, 2031	—	(33,240)	Derivative liabilities
Interest rate swap	March 2032 Notes	$750,000	March 21, 2032	—	(17,639)	Derivative liabilities
Total				$—	$(193,333)
________________________________________

(1)The gross asset or liability related to the fair value of each interest rate swap was offset by a corresponding increase or decrease to the carrying value of the related hedged item.

		As of December 31, 2025
Derivative Instrument(1)	Hedged Item	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	March 2028 Notes	$1,000,000	March 15, 2028	$14,461	$—	Derivative assets
Interest rate swap	September 2028 Notes	$600,000	September 9, 2028	4,677	—	Derivative assets
Interest rate swap	January 2029 Notes	$600,000	January 15, 2029	—	(3,021)	Derivative liabilities
Interest rate swap	August 2029 Notes	$700,000	August 15, 2029	16,585	—	Derivative assets
Interest rate swap	February 2030 Notes	$750,000	February 15, 2030	—	(5,199)	Derivative liabilities
Interest rate swap	September 2030 Notes	$500,000	September 9, 2030	5,239	—	Derivative assets
Interest rate swap	January 2031 Notes	$500,000	January 15, 2031	—	(6,380)	Derivative liabilities
Interest rate swap	March 2032 Notes	$750,000	March 21, 2032	31,646	—	Derivative assets
Total				$72,608	$(14,600)
________________________________________

(1)The gross asset or liability related to the fair value of each interest rate swap was offset by a corresponding increase or decrease to the carrying value of the related hedged item.

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Fund’s investment portfolio may contain debt investments which are in the form of revolving and delayed draw loan commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Fund had the following commitments to fund various revolving and delayed draw loans:

	As of
	September 30, 2026	December 31, 2025
Total revolving loan commitments	$1,487,783	$1,347,979
Less: funded commitments	(349,704)	(186,051)
Less: unavailable revolving loan commitments due to borrowing base or other covenant restrictions	(1,096)	—
Total net unfunded revolving loan commitments	1,136,983	1,161,928

Total unfunded delayed draw loan commitments	1,901,801	2,636,620
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(15,676)	(21,494)
Total net unfunded delayed draw loan commitments	1,886,125	2,615,126
Total net unfunded revolving and delayed draw loan commitments	$3,023,108	$3,777,054

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

As of September 30, 2026 and December 31, 2025, the Fund had also committed $2.0 billion of subordinated certificates to the ADLP, representing the Fund’s portion of the total capital commitments to the ADLP. See Note 4 for more information on the ADLP.

In addition, as of September 30, 2026 and December 31, 2025, the Fund was party to subscription agreements to fund equity investment commitments as follows:

	As of
	September 30, 2026	December 31, 2025
Total equity commitments	$242,625	$250,381
Less: funded commitments	(101,233)	(101,398)
Total net unfunded equity commitments	$141,392	$148,983

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

The following table presents fair value measurements of investments, unfunded revolving and delayed draw loan commitments and derivatives as of September 30, 2026:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$4,033,886	$12,229,754	$16,263,640
Second lien senior secured loans	—	190,643	158,538	349,181
Senior subordinated loans	—	1,929	1,313,879	1,315,808
Corporate bonds	—	—	62,294	62,294
Collateralized loan obligations	—	—	714,587	714,587
Commercial mortgage-backed securities	—	—	109,642	109,642
Private asset-backed investments	—	—	327,901	327,901
Investments in joint ventures	—	—	1,003,200	1,003,200
Preferred equity	—	9,892	456,885	466,777
Other equity	—	1,957	635,526	637,483
Investments not measured at net asset value	$—	$4,238,307	$17,012,206	$21,250,513
Investments measured at net asset value(1)				105,263
Total investments				$21,355,776
Unfunded revolving and delayed draw loan commitments(2)	$—	$—	$(35,634)	$(35,634)
Derivatives:
Foreign currency forward contracts	$—	$8,273	$—	$8,273
Interest rate swaps	$—	$(193,333)	$—	$(193,333)
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

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Fund’s investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of September 30, 2026
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$12,014,290	Yield analysis	Market yield	6.0% - 19.5%	9.7%
	215,464	Broker quotes	N/A	N/A	N/A
Second lien senior secured loans	158,538	Yield analysis	Market yield	9.1% - 29.3%	18.3%
Senior subordinated loans	1,313,879	Yield analysis	Market yield	7.6% - 16.1%	10.6%
Corporate bonds	62,294	Broker quotes	N/A	N/A	N/A
Collateralized loan obligations	714,587	Broker quotes	N/A	N/A	N/A
Commercial mortgage-backed securities	59,937	Broker quotes	N/A	N/A	N/A
	49,705	Discounted cash flow	Discount rate	7.2% - 15.2%	12.8%
Private asset-backed investments	299,037	Yield analysis	Market yield	7.0% - 15.0%	11.1%
	21,337	Discounted cash flow	Discount rate	4.8% - 16.7%	14.0%
	7,527	Income (other)	Constant default rate	2.0% - 7.0%	3.4%
Investments in joint ventures	1,003,200	Net asset value analysis	Net asset value	N/A	N/A
Preferred equity	379,998	Yield analysis	Market yield	8.0% - 15.0%	12.6%
	76,887	EV market multiple analysis	EBITDA multiple	5.8x - 24.0x	10.1x
Other equity	635,526	EV market multiple analysis	EBITDA multiple	3.8x - 30.1x	15.0x
Total investments	$17,012,206
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2026:

As of and For the Three Months Ended September 30, 2026
Balance as of June 30, 2026	$17,045,709
Net realized gains	9,923
Net unrealized losses	(28,346)
Purchases	982,360
Sales	(432,146)
Repayments	(633,895)
PIK interest and dividends	35,466
Net accretion of discount on investments	9,771
Transfers into Level 3	142,080
Transfers out of Level 3	(118,716)
Balance as of September 30, 2026	$17,012,206

As of and For the Nine Months Ended September 30, 2026
Balance as of December 31, 2025	$14,497,808
Net realized gains	21,819
Net unrealized losses	(175,727)
Purchases	4,891,325
Sales	(1,120,052)
Repayments	(1,305,866)
PIK interest and dividends	102,679
Net accretion of discount on investments	29,443
Transfers into Level 3	378,558
Transfers out of Level 3	(307,781)
Balance as of September 30, 2026	$17,012,206

Investments that were transferred into and out of Level 3 during the three and nine months ended September 30, 2026 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2026, the net unrealized depreciation on the investments that use Level 3 inputs was $69,283.

For the three and nine months ended September 30, 2026, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of September 30, 2026, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Fund’s consolidated statements of operations, was $(20,199) and $(193,592), respectively.

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2025:

As of and For the Three Months Ended September 30, 2025
Balance as of June 30, 2025	$9,302,895
Net realized gains	14,298
Net unrealized gains	17,865
Purchases	3,024,312
Sales	(78,686)
Repayments	(296,134)
PIK interest and dividends	21,329
Net accretion of discount on investments	6,983
Transfers into Level 3	92,870
Transfers out of Level 3	(195,953)
Balance as of September 30, 2025	$11,909,779

As of and For the Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$5,935,498
Net realized losses	13,469
Net unrealized gains	145,148
Purchases	6,740,606
Sales	(168,434)
Repayments	(576,028)
PIK interest and dividends	53,153
Net accretion of discount on investments	17,329
Transfers into Level 3	292,648
Transfers out of Level 3	(543,610)
Balance as of September 30, 2025	$11,909,779

Investments that were transferred into and out of Level 3 during the three and nine months ended September 30, 2025 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2025, the net unrealized appreciation on the investments that use Level 3 inputs was $202,844.

For the three and nine months ended September 30, 2025, the total amount of gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to the Fund’s Level 3 assets still held as of September 30, 2025, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Fund’s consolidated statements of operations, was $15,210 and $142,437, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026			December 31, 2025
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$2,101,059		$2,101,059	$2,525,642		$2,525,642
SG Funding Facility	1,470,811		1,470,811	612,811		612,811
SB Funding Facility	650,000		650,000	400,000		400,000
BNP Funding Facility	568,000		568,000	900,000		900,000
January 2037 CLO Secured Notes (principal amount outstanding of $476,000)(2)	473,501	(3)	473,501	473,310	(3)	473,310
April 2038 CLO Secured Debt (principal amount outstanding of $350,000)(2)	348,312	(3)	348,312	348,196	(3)	348,196
January 2039 CLO Secured Debt (principal amount outstanding of $532,000)(2)	530,259	(3)	530,259	529,820	(3)	529,820
March 2028 Notes (principal amount outstanding of $1,000,000)	984,196	(3)(4)	993,690	1,004,008	(3)(4)	1,013,110
September 2028 Notes (principal amount outstanding of $600,000)	582,416	(3)(4)	592,182	597,103	(3)(4)	604,992
January 2029 Notes (principal amount outstanding of $600,000)	573,479	(3)(4)	581,742	589,036	(3)(4)	593,616
August 2029 Notes (principal amount outstanding of $700,000)	677,992	(3)(4)	696,129	705,261	(3)(4)	717,759
February 2030 Notes (principal amount outstanding of $750,000)	702,715	(3)(4)	722,430	731,239	(3)(4)	757,665
September 2030 Notes (principal amount outstanding of $500,000)	472,698	(3)(4)	479,845	496,117	(3)(4)	505,680
January 2031 Notes (principal amount outstanding of $500,000)	459,545	(3)(4)	465,125	483,459	(3)(4)	491,060
April 2031 Notes (principal amount outstanding of $700,000 and $0, respectively)	654,482	(3)(4)	658,028	—		—
March 2032 Notes (principal amount outstanding of $750,000)	717,245	(3)(4)	717,000	764,594	(3)(4)	770,467
Total	$11,966,710	(5)	$12,048,113	$11,160,596	(5)	$11,244,128
____________________________________

(1)The Revolving Credit Facility, the SG Funding Facility, the SB Funding Facility and the BNP Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Excludes the subordinated notes issued by certain of the Fund’s wholly owned, consolidated subsidiaries in connection with the Debt Securitizations, all of which were retained by the Fund and, as such, eliminated in consolidation. See Note 5 for more information on the Debt Securitizations.

(3)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(4)The carrying value of the March 2028 Notes, the September 2028 Notes, the January 2029 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes, the January 2031 Notes, the April 2031 Notes and the March 2032 Notes as of September 30, 2026 and December 31, 2025 includes adjustments as a result of effective hedge accounting relationships, as applicable. See Notes 5 and 6 for more information on the Unsecured Notes and the interest rate swaps.

(5)Total principal amount of outstanding debt totaled $12,251,407 and $11,194,548 as of September 30, 2026 and December 31, 2025, respectively.

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	4,737	$126,472	54,370	$1,496,730	32,833	$887,758	126,614	$3,482,147
Share transfers between classes	264	7,042	(102)	(2,794)	718	19,400	90	2,469
Distributions reinvested	1,652	44,111	1,613	44,396	5,198	140,083	4,810	132,122
Repurchased shares, net of early repurchase deduction	(17,450)	(466,598)	(2,162)	(59,456)	(53,273)	(1,430,398)	(7,280)	(199,805)
Net increase (decrease)	(10,797)	$(288,973)	53,719	$1,478,876	(14,524)	$(383,157)	124,234	$3,416,933
Class S
Subscriptions(1)	783	$20,919	4,913	$135,184	3,876	$104,844	15,480	$425,456
Share transfers between classes	(106)	(2,828)	(63)	(1,719)	(424)	(11,499)	(255)	(6,982)
Distributions reinvested	329	8,779	252	6,911	966	26,029	653	17,915
Repurchased shares, net of early repurchase deduction	(762)	(20,371)	(247)	(6,770)	(2,242)	(60,162)	(877)	(23,982)
Net increase	244	$6,499	4,855	$133,606	2,176	$59,212	15,001	$412,407
Class D
Subscriptions(1)	674	$18,000	3,830	$105,430	3,895	$105,463	16,030	$440,502
Share transfers between classes	(158)	(4,214)	165	4,513	(294)	(7,901)	165	4,513
Distributions reinvested	311	8,295	241	6,629	950	25,604	544	14,935
Repurchased shares, net of early repurchase deduction	(1,052)	(28,129)	(534)	(14,689)	(3,061)	(82,209)	(1,160)	(31,683)
Net increase (decrease)	(225)	$(6,048)	3,702	$101,883	1,490	$40,957	15,579	$428,267
Total net increase (decrease)	(10,778)	$(288,522)	62,276	$1,714,365	(10,858)	$(282,988)	154,814	$4,257,607
____________________________________

(1)See Note 12 for subsequent events related to subscription activities.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for Class I shares, Class S shares and Class D shares during the nine months ended September 30, 2026 and 2025:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2026	$27.26	$27.26	$27.26
February 28, 2026	$26.86	$26.86	$26.86
March 31, 2026	$26.85	$26.85	$26.85
April 30, 2026	$26.95	$26.95	$26.95
May 31, 2026	$27.00	$27.00	$27.00
June 30, 2026	$26.71	$26.71	$26.71
July 31, 2026	$26.67	$26.67	$26.67
August 31, 2026	$26.74	$26.74	$26.74
September 30, 2026	$26.69	$26.69	$26.69

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$27.60	$27.60	$27.60
February 28, 2025	$27.47	$27.47	$27.47
March 31, 2025	$27.36	$27.36	$27.36
April 30, 2025	$27.27	$27.27	$27.27
May 31, 2025	$27.42	$27.42	$27.42
June 30, 2025	$27.51	$27.51	$27.51
July 31, 2025	$27.55	$27.55	$27.55
August 31, 2025	$27.50	$27.50	$27.50
September 30, 2025	$27.58	$27.58	$27.58

Distributions

The Fund’s board of trustees expects to declare monthly regular distributions for each class of its Common Shares. The following tables present the monthly regular distributions that were declared and payable during the nine months ended September 30, 2026 and 2025:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 14, 2025	January 30, 2026	February 23, 2026	$0.21430	$66,838
November 14, 2025	February 27, 2026	March 25, 2026	0.21430	68,456
November 14, 2025	March 31, 2026	April 23, 2026	0.21430	66,292
January 7, 2026	April 30, 2026	May 21, 2026	0.21430	67,356
January 7, 2026	May 29, 2026	June 24, 2026	0.21430	68,075
January 7, 2026	June 30, 2026	July 23, 2026	0.21430	64,659
May 12, 2026	July 31, 2026	August 21, 2026	0.21430	65,191
May 12, 2026	August 31, 2026	September 24, 2026	0.21430	65,628
May 12, 2026	September 30, 2026	October 23, 2026	0.21430	62,334
Total distributions declared and payable for the nine months ended September 30, 2026			$1.92870	$594,829

November 8, 2024	January 31, 2025	February 21, 2025	$0.21430	$40,299
November 8, 2024	February 28, 2025	March 21, 2025	0.21430	43,931
November 8, 2024	March 31, 2025	April 23, 2025	0.21430	46,782
March 10, 2025	April 30, 2025	May 22, 2025	0.21430	50,430
March 10, 2025	May 30, 2025	June 25, 2025	0.21430	52,089
March 10, 2025	June 30, 2025	July 23, 2025	0.21430	52,061
May 14, 2025	July 31, 2025	August 22, 2025	0.21430	53,575
May 14, 2025	August 29, 2025	September 24, 2025	0.21430	60,034
May 14, 2025	September 30, 2025	October 23, 2025	0.21430	63,575
Total distributions declared and payable for the nine months ended September 30, 2025			$1.92870	$462,776

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 14, 2025	January 30, 2026	February 23, 2026	$0.19446	$9,406
November 14, 2025	February 27, 2026	March 25, 2026	0.19652	9,594
November 14, 2025	March 31, 2026	April 23, 2026	0.19491	9,441
January 7, 2026	April 30, 2026	May 21, 2026	0.19554	9,613
January 7, 2026	May 29, 2026	June 24, 2026	0.19484	9,645
January 7, 2026	June 30, 2026	July 23, 2026	0.19544	9,655
May 12, 2026	July 31, 2026	August 21, 2026	0.19502	9,697
May 12, 2026	August 31, 2026	September 24, 2026	0.19505	9,783
May 12, 2026	September 30, 2026	October 23, 2026	0.19562	9,703
Total distributions declared and payable for the nine months ended September 30, 2026			$1.75740	$86,537

November 8, 2024	January 31, 2025	February 21, 2025	$0.19437	$6,193
November 8, 2024	February 28, 2025	March 21, 2025	0.19630	6,546
November 8, 2024	March 31, 2025	April 23, 2025	0.19447	6,858
March 10, 2025	April 30, 2025	May 22, 2025	0.19519	7,233
March 10, 2025	May 30, 2025	June 25, 2025	0.19461	7,484
March 10, 2025	June 30, 2025	July 23, 2025	0.19514	7,736
May 14, 2025	July 31, 2025	August 22, 2025	0.19444	8,001
May 14, 2025	August 29, 2025	September 24, 2025	0.19441	8,333
May 14, 2025	September 30, 2025	October 23, 2025	0.19509	8,681
Total distributions declared and payable for the nine months ended September 30, 2025			$1.75402	$67,065

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 14, 2025	January 30, 2026	February 23, 2026	$0.20847	$6,310
November 14, 2025	February 27, 2026	March 25, 2026	0.20907	6,573
November 14, 2025	March 31, 2026	April 23, 2026	0.20860	6,558
January 7, 2026	April 30, 2026	May 21, 2026	0.20878	6,643
January 7, 2026	May 29, 2026	June 24, 2026	0.20858	6,664
January 7, 2026	June 30, 2026	July 23, 2026	0.20875	6,498
May 12, 2026	July 31, 2026	August 21, 2026	0.20863	6,539
May 12, 2026	August 31, 2026	September 24, 2026	0.20864	6,641
May 12, 2026	September 30, 2026	October 23, 2026	0.20881	6,452
Total distributions declared and payable for the nine months ended September 30, 2026			$1.87833	$58,878

November 8, 2024	January 31, 2025	February 21, 2025	$0.20844	$2,923
November 8, 2024	February 28, 2025	March 21, 2025	0.20901	3,408
November 8, 2024	March 31, 2025	April 23, 2025	0.20847	3,843
March 10, 2025	April 30, 2025	May 22, 2025	0.20868	4,270
March 10, 2025	May 30, 2025	June 25, 2025	0.20851	4,629
March 10, 2025	June 30, 2025	July 23, 2025	0.20867	4,935
May 14, 2025	July 31, 2025	August 22, 2025	0.20846	5,248
May 14, 2025	August 29, 2025	September 24, 2025	0.20845	5,567
May 14, 2025	September 30, 2025	October 23, 2025	0.20865	5,707
Total distributions declared and payable for the nine months ended September 30, 2025			$1.87734	$40,530

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

In accordance with the Fund’s share repurchase program, shares repurchased in the Fund’s tender offers completed during the nine months ended September 30, 2026 and 2025 were repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Fund’s board of trustees, except that the Fund deducted 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

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

The following tables present the share repurchases completed during the nine months ended September 30, 2026 and 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (1)	Percentage of Outstanding Shares Repurchased (1)(2)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (3)	Maximum number of shares that may yet be purchased under the repurchase program (4)
February 27, 2026	19,545	5.00%	March 20, 2026	$26.86	$524,026	—
May 31, 2026	19,767	5.00%	June 18, 2026	$27.00	$533,646	—
August 31, 2026	19,264	5.00%	September 18, 2026	$26.74	$515,098	—

Repurchase Pricing Date	Total Number of Shares Repurchased (1)	Percentage of Outstanding Shares Repurchased (1)(2)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (3)	Maximum number of shares that may yet be purchased under the repurchase program (4)
February 28, 2025	1,093	0.47%	March 20, 2025	$27.47	$29,969	—
May 31, 2025	5,281	1.80%	June 20, 2025	$27.42	$144,586	—
August 31, 2025	2,943	0.93%	September 19, 2025	$27.50	$80,915	—

_______________________________________________________________________________

(1)During the three months ended March 31, 2026, June 30, 2026 and September 30, 2026, the Fund fulfilled repurchase requests equal to 5.0% of outstanding shares as of January 31, 2026, April 30, 2026 and July 31, 2026, respectively, or 43.1% 34.7% and 38.2%, respectively, of repurchase requests. Shares were accepted on a pro rata basis based on the number of validly tendered shares (subject to “odd lot” priority for holders of fewer than 100 shares as described in the Fund’s tender offer materials). During the three months ended March 31, 2025, June 30, 2025 and September 30, 2025, all repurchase requests were satisfied in full.

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

10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2026 and 2025:

	As of and For the Nine Months Ended September 30, 2026
	Class I	Class S	Class D
Per Share Data:
Net asset value at beginning of period	$27.48	$27.48	$27.48
Net investment income for period(1)	1.85	1.68	1.80
Net realized and unrealized losses for period(1)	(0.71)	(0.71)	(0.71)
Net increase in net assets resulting from operations	1.14	0.97	1.09
Distributions from net investment income	(1.93)	(1.76)	(1.88)
Total decrease in net assets	(0.79)	(0.79)	(0.79)
Net asset value at end of period	$26.69	$26.69	$26.69
Total return based on net asset value(2)	4.33%	3.67%	4.13%
Shares outstanding at end of period	290,924	49,632	30,901
Ratio/Supplemental Data:
Net assets at end of period	$7,766,064	$1,324,904	$824,895
Ratio of operating expenses (excluding expense support and recoupment) to average net assets(3)(4)	9.08%	10.03%	9.39%
Ratio of operating expenses (including expense support and recoupment) to average net assets(3)	9.66%	10.63%	9.98%
Ratio of net investment income to average net assets(3)(5)	9.10%	8.31%	8.87%
Portfolio turnover rate(3)	40%	40%	40%

	As of and For the Nine Months Ended September 30, 2025
	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$27.61	$27.61	$27.61
Net investment income for period(1)	1.75	1.58	1.71
Net realized and unrealized losses for period(1)	0.14	0.14	0.14
Net increase in net assets	1.89	1.72	1.85
Distributions to shareholders(2)	(1.92)	(1.75)	(1.88)
Total decrease in net assets	(0.03)	(0.03)	(0.03)
Net asset value, end of period	$27.58	$27.58	$27.58
Total return based on net asset value(2)	7.13%	6.45%	6.93%
Shares outstanding, end of period	296,655	44,495	27,351
Ratio/Supplemental Data:
Net assets, end of period	$8,180,579	$1,227,021	$754,371
Ratio of operating expenses (excluding expense support and recoupment) to average net assets(3)(4)	8.00%	8.84%	8.30%
Ratio of operating expenses (including expense support and recoupment) to average net assets(3)	7.38%	8.22%	7.66%
Ratio of net investment income to average net assets(3)(5)	8.50%	7.64%	8.23%
Portfolio turnover rate(3)	39%	39%	39%
_______________________________________________________________________________

(1)Weighted average basic per share data.

(2)For the nine months ended September 30, 2026 and 2025, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount.

(4)For the nine months ended September 30, 2026 and 2025, the ratio of operating expenses to average net assets consisted of the following:

	For the Nine Months Ended September 30, 2026
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.11	1.11	1.11
Interest and credit facility fees	6.40	6.50	6.46
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.32	0.32	0.32
Total operating expenses	9.08%	10.03%	9.39%

	For the Nine Months Ended September 30, 2025
	Class I	Class S	Class D
Base management fee	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee	1.26	1.26	1.26
Interest and credit facility fees	5.20	5.19	5.25
Shareholder servicing and/or distribution fees	—	0.85	0.25
Other operating expenses	0.29	0.29	0.29
Total operating expenses	8.00%	8.84%	8.30%
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

12. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the nine months ended September 30, 2026, except as discussed below.

Effective October 1, 2026, the Fund issued and sold approximately 1,305 Common Shares (consisting of 1,022 Class I shares, 216 Class S shares and 67 Class D shares at an offering price of $26.69 per share for each class of shares), and received approximately $34,818 as payment for such shares.

The Fund received approximately $96,599 of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2026. The purchase price per Class I share, Class S share and Class D share will equal the Fund’s NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 2026 (the “October NAV”), which is generally expected to be available within 20 business days after November 1,

2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2026.

As previously disclosed, the Fund announced the declaration of regular monthly gross distributions for October, November and December 2026, in each case for each class of its Common Shares. On November 6, 2026, the Fund announced the declaration of regular monthly gross distributions for January, February and March 2027, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
October 30, 2026	November 20, 2026	$0.21430	$0.21430	$0.21430
November 30, 2026	December 24, 2026	$0.21430	$0.21430	$0.21430
December 31, 2026	January 25, 2027	$0.21430	$0.21430	$0.21430
January 29, 2027	February 23, 2027	$0.21430	$0.21430	$0.21430
February 26, 2027	March 25, 2027	$0.21430	$0.21430	$0.21430
March 31, 2027	April 23, 2027	$0.21430	$0.21430	$0.21430
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

•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the recent U.S. midterm elections, any prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;

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

MACROECONOMIC ENVIRONMENT

During the third quarter of 2026, economic activity remained generally stable and labor market conditions were relatively balanced, despite continued uncertainty related to geopolitical developments and their impact on inflation, particularly with respect to energy prices. As a result of elevated inflation, the Federal Reserve raised the target range for the federal funds rate by 25 basis points and signaled the potential for additional tightening, with the aim to deliver price stability and support a timelier return to its 2% inflation target. Against this backdrop, performance across U.S. leveraged corporate credit markets was mixed, with floating-rate credit outperforming fixed-rate credit given expectations for higher market interest rates. Looking ahead, while risks remain, underlying fundamentals are supportive of continued stability and healthy overall economic activity.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2026 and 2025 is presented below.

	For the Three Months Ended September 30,
(dollar amounts in thousands)	2026	2025
New investment commitments(1):
Total new investment commitments(2)	$1,186,622	$6,071,943
Less: investment commitments exited(3)	(2,119,565)	(1,691,975)
Net investment commitments	$(932,943)	$4,379,968
Principal amount of investments funded:
First lien senior secured loans	$1,175,602	$4,465,975
Second lien senior secured loans	2,739	149,980
Senior subordinated loans	27,094	72,890
Collateralized loan obligations	4,098	259,549
Commercial mortgage backed securities	—	35,876
Private asset-backed investments	9,064	67,086
Investments in joint ventures(5)	248,000	—
Preferred equity	17,645	116,474
Other equity	8,651	151,204
Total	$1,492,893	$5,319,034
Principal amount of investments sold or repaid:
First lien senior secured loans	$1,839,068	$1,621,505
Second lien senior secured loans	—	8,021
Senior subordinated loans	416	—
Corporate bonds	35,000	—
Collateralized loan obligations	91,181	86,498
Commercial mortgage backed securities	34,293	531
Private asset-backed investments	23,005	6,862
Preferred equity	1,316	17,078
Other equity	4,586	5,622
Total	$2,028,865	$1,746,117
Weighted average remaining term for investment commitments (in months)	79	70
Percentage of new investment commitments at floating rates	96%	88%
Weighted average yield(4):
Funded during the period at amortized cost	9.3%	9.3%
Funded during the period at fair value	9.3%	9.3%
Exited or repaid during the period at amortized cost	7.8%	8.2%
Exited or repaid during the period at fair value	7.8%	8.3%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded approximately $1.1 billion and $5.1 billion for the three months ended September 30, 2026 and 2025, respectively.

(3)Includes funded commitments. For the three months ended September 30, 2026 and 2025, investment commitments exited included exits of unfunded commitments of $91 million and $54.1 million, respectively.

(4)“Weighted average yield” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable.

(5)See “ADLP” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the ADLP (as defined below).

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	As of
	September 30, 2026		December 31, 2025
(in thousands)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$16,471,161	$16,263,640	$17,143,966	$17,160,266
Second lien senior secured loans	392,220	349,181	430,463	429,160
Senior subordinated loans	1,300,777	1,315,808	1,003,023	1,068,842
Corporate bonds	62,600	62,294	97,600	99,063
Collateralized loan obligations	843,304	714,587	1,081,583	1,051,264
Commercial mortgage-backed securities	110,102	109,642	98,850	99,962
Private asset-backed investments	311,937	327,901	289,022	300,947
Investments in joint ventures	1,003,200	1,003,200	391,000	391,000
Preferred equity	441,409	466,777	302,430	317,476
Other equity	575,228	742,746	522,977	590,618
Total	$21,511,938	$21,355,776	$21,360,914	$21,508,598
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Our commitment to fund delayed draw loans is generally triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on our unfunded commitments.

The weighted average yields at amortized cost and fair value of our portfolio as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.4%	9.6%	9.0%	9.0%
Total portfolio(2)	9.1%	9.1%	8.7%	8.7%
First lien senior secured loans(3)	8.8%	8.9%	8.5%	8.5%
Second lien senior secured loans(3)	11.6%	13.0%	10.7%	10.8%
Senior subordinated loans(3)	10.9%	10.7%	9.9%	9.3%
Corporate bonds(3)	8.4%	8.4%	7.8%	7.7%
Collateralized loan obligations(3)	12.2%	14.5%	13.5%	13.9%
Commercial mortgage-backed securities(3)	6.9%	6.9%	8.8%	8.7%
Private asset-backed investments(3)	10.7%	10.6%	9.6%	9.5%
Investments in joint ventures(3)	13.5%	13.5%	13.0%	13.0%
Other income producing equity securities(4)	12.2%	11.9%	11.7%	11.4%
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

Set forth below is the grade distribution of our portfolio companies as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026				December 31, 2025
(dollar amounts in thousands)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$1,230,214	5.8%	27	3.4%	$559,005	2.6%	15	1.7%
Grade 3	19,803,186	92.7	753	94.7	20,765,538	96.6	846	97.3
Grade 2	271,737	1.3	12	1.5	132,534	0.6	8	0.9
Grade 1	50,639	0.2	3	0.4	51,521	0.2	1	0.1
Total	$21,355,776	100.0%	795	100.0%	$21,508,598	100.0%	870	100.0%

As of September 30, 2026 and December 31, 2025, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of September 30, 2026, loans on non-accrual status represented 0.4% of the total investments at amortized cost (or 0.2% at fair value). As of December 31, 2025, none of the loans were on non-accrual status.

ADLP

In October 2025, we and a large North American pension fund (the “ADLP Partner”) established ADLP LLC (the “ADLP”), a joint venture to make certain first lien senior secured loans, including unitranche loans, and, to a lesser extent, second lien senior secured loans and other debt and equity investments. We, and other BDCs, registered closed-end management investment companies and other affiliated investment entities managed by our investment adviser or its affiliates, may directly co-invest with the ADLP in accordance with the terms of the Co-Investment Exemptive Order. The ADLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the ADLP, including co-investment transactions made by the ADLP in accordance with the terms of the Co-Investment Exemptive Order, must be approved by an investment committee of the ADLP consisting of representatives of ours and the ADLP Partner (with approval from a representative of each required). In connection with the establishment of the ADLP and as part of the initial funding, we and the ADLP Partner sold investment commitments to the ADLP at fair value, including approximately $703 million of investment commitments sold by us. We recognized approximately $3.5 million of net realized gains from these sales.

We and the ADLP Partner provide capital to the ADLP in the form of subordinated certificates (the “ADLP Certificates”). We and the ADLP Partner owned 80% and 20%, respectively, of the ADLP Certificates as of September 30, 2026 and December 31, 2025. We and the ADLP Partner had committed $2.0 billion and $0.5 billion, respectively, of capital in the ADLP Certificates as of September 30, 2026 and December 31, 2025. The capital committed to the ADLP will only be funded upon approval of transactions by the investment committee of the ADLP. Below is a summary of the funded subordinated certificates of the ADLP.

	As of
(in thousands)	September 30, 2026	December 31, 2025
Total subordinated certificates funded to the ADLP(1)	$1,254,000	$489,000
Total subordinated certificates funded to the ADLP by us(1)	$1,003,200	$391,000
________________________________________

(1)At principal amount.

The ADLP and certain of its wholly owned subsidiaries are party to certain debt obligations. In connection with these debt obligations, we may be required to fund our subordinated certificates under certain circumstances, including upon the occurrence of an event of default by the ADLP or certain of its wholly owned subsidiaries. As of September 30, 2026 and December 31, 2025, we had unfunded ADLP Certificate commitments of approximately $1.0 billion and $1.6 billion, respectively.

The ADLP Certificates pay a fixed interest rate of 10.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the ADLP portfolio, after expenses, which may result in a return to the holders of the ADLP Certificates that is greater than the stated coupon.

The amortized cost and fair value of our ADLP Certificates held by us and our yield on our investment in the ADLP Certificates at amortized cost and fair value as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026		December 31, 2025
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the ADLP Certificates	$1,003,200	$1,003,200	$391,000	$391,000
Yield on the investment in the ADLP Certificates	13.5%	13.5%	13.0%	13.0%

The interest income and other income earned with respect to our investment in the ADLP Certificates for the three and nine months ended September 30, 2026 were as follows:

(in thousands)	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Interest income	$28,730	$62,355
Other income	$6,850	$20,615

From time to time, we may sell investments to, or purchase investments from, the ADLP. During the nine months ended September 30, 2026, we sold approximately $713 million of investments to the ADLP and recognized net realized gains of approximately $19 million. In connection with certain of the sales of the loans to the ADLP, the ADLP assumed approximately $241 million of secured borrowings associated with such sold investments. During the nine months ended September 30, 2026, we did not purchase any investments from the ADLP.

The following table is a summary of the ADLP portfolio as of September 30, 2026 and December 31, 2025.

	As of
(dollar amounts in thousands)	September 30, 2026	December 31, 2025
Total investment portfolio(1)	$4,762,930	$1,680,961
Weighted average yield of investment portfolio(2)	7.7%	8.1%
Number of borrowers in the ADLP	583	313
Commitments to fund revolving and delayed draw loans(3)	$610,327	$191,320
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

Selected financial information of the ADLP, in conformity with U.S. generally accepted accounting principles (“GAAP”), as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 are presented below:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Selected Balance Sheet Information:
Assets
Investments at fair value (amortized cost of $4,753,852 and $1,682,606, respectively)	$4,714,175	$1,681,644
Other assets	292,454	137,065
Total assets	5,006,629	1,818,709

Liabilities
Debt	3,220,304	1,314,200
Interest and facility fees payable	25,362	—
Other liabilities	509,697	19,254
Total liabilities	3,755,363	1,333,454
Members’ Capital
Subordinated certificates and members’ capital	1,251,266	485,255
Total liabilities and members’ capital	$5,006,629	$1,818,709

(in thousands)	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Selected Statement of Operations Information:
Income
Total investment income	$42,806	$185,782
Expenses
Interest expense	17,940	89,775
Other expenses	2,022	8,407
Total expenses	19,962	98,182
Net investment income	22,844	87,600
Net realized gains (losses) on investment	22,885	(27,867)
Net increase in members’ capital resulting from operations	$45,729	$59,733

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

Income

We generate income primarily in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated loan investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate income in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as realized gains. Dividend income on preferred equity, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other allocable costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our investment adviser. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the Expense Support and Conditional Reimbursement Agreement.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2026 and 2025

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total investment income	$521,430	$393,881	$1,489,919	$978,024
Total expenses	263,405	206,561	731,817	500,745
Expense support	—	(15,363)	(8,633)	(45,915)
Expense support recoupment	38,940	4,516	54,576	7,400
Net expenses	302,345	195,714	777,760	462,230
Net investment income before income taxes	219,085	198,167	712,159	515,794
Income tax expense, including excise tax	63	228	136	449
Net investment income	219,022	197,939	712,023	515,345
Net realized gains	19,531	12,469	18,561	1,443
Net unrealized gains (losses)	(3,123)	32,239	(297,533)	57,251
Net increase in net assets resulting from operations	$235,430	$242,647	$433,051	$574,039

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income	$483,528	$372,588	$1,383,122	$934,694
Dividend income	15,996	7,258	37,443	16,668
Other income	21,906	14,035	69,354	26,662
Total investment income	$521,430	$393,881	$1,489,919	$978,024

Total investment income for the three and nine months ended September 30, 2026 increased from the comparable periods in 2025 primarily due to the increase in the average size of our investment portfolio. The average size and the weighted average yield of our portfolio at amortized cost for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Average size of portfolio(1)	$21,894,121	$17,733,792	$21,558,965	$14,797,968
Weighted average yield on portfolio	9.1%	8.5%	8.8%	8.6%
_______________________________________________________________________________

(1)Includes non-interest earning investments.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest and credit facility fees	$181,905	$134,006	$509,021	$320,406
Base management fee	32,522	29,789	99,308	76,934
Income based fee	37,334	27,952	106,978	70,280
Capital gains incentive fee(1)	—	5,588	(19,145)	7,332
Offering expenses	679	389	1,738	1,376
Shareholder servicing and distribution fees
Class S	2,851	2,527	8,446	6,687
Class D	528	458	1,579	1,111
Administrative and other fees	1,897	2,001	6,783	5,623
Other general and administrative	5,689	3,851	17,109	10,996
Total expenses	263,405	206,561	731,817	500,745
Expense support	—	(15,363)	(8,633)	(45,915)
Expense support recoupment	38,940	4,516	54,576	7,400
Net expenses	$302,345	$195,714	$777,760	$462,230
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three and nine months ended September 30, 2026 and 2025 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stated interest expense(1)	$166,501	$123,395	$467,715	$293,687
Credit facility fees	3,892	3,844	10,255	11,534
Amortization of debt issuance costs	7,130	4,800	20,238	12,213
Accretion of discount	3,037	2,085	8,787	4,850
Net (gains) losses on interest rate swaps accounted for as hedge instruments and the related hedged items	1,345	(118)	2,026	(1,878)
Total interest and credit facility fees	$181,905	$134,006	$509,021	$320,406
________________________________________

(1)Includes the impact of interest rate swaps.

Stated interest expense for the three and nine months ended September 30, 2026 increased from the comparable periods in 2025 primarily due to the increase in the average principal amount of our outstanding debt, partially offset by the decline in the weighted average stated interest rate of our outstanding debt. Average outstanding debt and weighted average stated interest rate on our outstanding debt for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Average outstanding debt	$11,968,340	$7,674,297	$11,254,057	$6,107,148
Weighted average stated interest rate on outstanding debt(1)	5.4%	6.0%	5.3%	6.0%
________________________________________

(1)The weighted average stated interest rate on our outstanding debt for the three and nine months ended September 30, 2026 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the interest rate swaps.

The base management fee for the three and nine months ended September 30, 2026 increased from the comparable periods in 2025 due to an increase in average net assets, primarily attributable to net subscriptions during 2025 from our continuous offering of Common Shares (as defined below).

The income based fee for the three and nine months ended September 30, 2026 increased from the comparable periods in 2025 primarily due to the increase in pre-incentive fee net investment income, as defined in the investment advisory and management agreement.

For the three months ended September 30, 2026, there was no capital gains incentive fee calculated in accordance with GAAP. For the nine months ended September 30, 2026, the reduction in the capital gains incentive fee calculated in accordance with GAAP was approximately $19 million. For the three and nine months ended September 30, 2025, the capital gains incentive fee calculated in accordance with GAAP was approximately $6 million and $7 million, respectively. The capital gains incentive fee accrual for the nine months ended September 30, 2026 changed from the comparable period in 2025 primarily due to net losses on investments, foreign currency and other transactions of approximately $279 million compared to net gains of approximately $59 million for the comparable period in 2025. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2026, there was no capital gains incentive fee accrued in accordance with GAAP or capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the base management fee, income based fee and capital gains incentive fee.

Offering expenses include expenses incurred in connection with our continuous offering of Common Shares. Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser, in performing their obligations under each of the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the administrative and other fees. Other general and administrative expenses include, among other costs, professional fees, insurance, fees and expenses related to evaluating and making investments in portfolio companies and independent trustees’ fees.

For the three and nine months ended September 30, 2026, total other expenses was approximately $12 million and $36 million, respectively, which is comprised of offering expenses, shareholder servicing and distribution fees, administrative and other fees and other general and administrative expenses, compared to $9 million and $26 million, respectively, for the comparable periods in 2025. Other general and administrative expenses for the three and nine months ended September 30, 2026 increased from the comparable periods in 2025, primarily as a result of the continued portfolio growth.

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

Net Realized Gains/Losses

The net realized gains (losses) from investments during the three and nine months ended September 30, 2026 and 2025 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Sales, repayments or exits of investments(1)	$2,027,933	$1,758,000	$6,137,280	$4,395,824
Net realized gains (losses) on investments:
Gross realized gains	$19,276	$20,725	$88,605	$35,117
Gross realized losses	(4,536)	(1,728)	(45,802)	(14,362)
Total net realized gains on investments	$14,740	$18,997	$42,803	$20,755

_______________________________________________________________________________

(1)Includes $346 million and $472 million of loans sold to the ADLP during the three and nine months ended September 30, 2026, respectively. There were no such sales of loans to the ADLP during the comparable periods in 2025. Net realized gains of approximately $4 million and approximately $19 million were recorded on these transactions with the ADLP during the three and nine months ended September 30, 2026, respectively. In connection with certain of the sales of loans to the ADLP, the ADLP assumed approximately $241 million of secured borrowings associated with such sold investments. See Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the ADLP.

For the three and nine months ended September 30, 2026, we recorded net realized gains on investments of approximately $15 million and $43 million, respectively, primarily from full or partial sales or repayments of certain of our portfolio investments, compared to net realized gains on investments of $19 million and $21 million, respectively, for the comparable periods in 2025. For the three and nine months ended September 30, 2026, we also recognized net realized gains on foreign currency transactions of $5 million and net realized losses on foreign currency and other transactions of $24 million, respectively, compared to net realized losses on foreign currency transactions of $7 million and $19 million, respectively, for the comparable periods in 2025.

Net Unrealized Gains/Losses

We value our portfolio investments at least monthly and the changes in value are recorded as unrealized gains or losses in our consolidated statements of operations. Net unrealized gains and losses on investments, including the net change in deferred tax liabilities, for the three and nine months ended September 30, 2026 and 2025, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Unrealized appreciation	$136,404	$94,922	$199,905	$231,119
Unrealized depreciation	(131,443)	(55,420)	(477,545)	(83,306)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(5,436)	(21,907)	(83,276)	(27,341)
Total net unrealized gains (losses) on investments	$(475)	$17,595	$(360,916)	$120,472

_______________________________________________________________________________

(1)The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior periods.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2026 consisted of the following:

(in thousands) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Other, net	$4,961
Total	$4,961

During the three months ended September 30, 2026, we also recognized net unrealized losses on foreign currency transactions of $3 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2025 consisted of the following:

(in thousands) Portfolio Company	Net Unrealized Appreciation (Depreciation)
FEH Group, LLC.	$15,583
Other, net	23,919
Total	$39,502

During the three months ended September 30, 2025, we also recognized net unrealized gains on foreign currency transactions of $15 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2026 consisted of the following:

(in thousands) Portfolio Company	Net Unrealized Appreciation (Depreciation)
FEH Group, LLC.	$29,813
Spruce Bidco II Inc.	15,242
South Florida Motorsports, LLC	15,104
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	(17,122)
BVI Medical, Inc. and BVI Group Limited	(25,309)
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	(54,658)
Other, net	(240,710)
Total	$(277,640)

During the nine months ended September 30, 2026, we also recognized net unrealized gains on foreign currency transactions of $63 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2025 consisted of the following:

(in thousands) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Dino BidCo S.p.A.	$39,491
Nordic Ferry Infrastructure AS	18,142
FEH Group, LLC.	16,586
Other, net	73,594
Total	$147,813

During the nine months ended September 30, 2025, we also recognized net unrealized losses on foreign currency transactions of $63 million.

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

In accordance with the Investment Company Act, we may borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% (or 200% if certain requirements under the Investment Company Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2026, we had approximately $506 million in cash and cash equivalents and $12.3 billion in total aggregate principal amount of outstanding debt ($12.0 billion at carrying value) and our asset coverage was 179%. Subject to borrowing base and other restrictions, we had approximately $3.8 billion available for additional borrowings under the Credit Facilities as of September 30, 2026.

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
(in thousands)	Shares	Amount	Shares	Amount
Class I
Subscriptions(1)	4,737	$126,472	32,833	$887,758
Share transfers between classes	264	7,042	718	19,400
Distributions reinvested	1,652	44,111	5,198	140,083
Repurchased shares, net of early repurchase deduction	(17,450)	(466,598)	(53,273)	(1,430,398)
Net decrease	(10,797)	$(288,973)	(14,524)	$(383,157)
Class S
Subscriptions(1)	783	$20,919	3,876	$104,844
Share transfers between classes	(106)	(2,828)	(424)	(11,499)
Distributions reinvested	329	8,779	966	26,029
Repurchased shares, net of early repurchase deduction	(762)	(20,371)	(2,242)	(60,162)
Net increase	244	$6,499	2,176	$59,212
Class D
Subscriptions(1)	674	$18,000	3,895	$105,463
Share transfers between classes	(158)	(4,214)	(294)	(7,901)
Distributions reinvested	311	8,295	950	25,604
Repurchased shares, net of early repurchase deduction	(1,052)	(28,129)	(3,061)	(82,209)
Net increase (decrease)	(225)	$(6,048)	1,490	$40,957
Total net increase (decrease)	(10,778)	$(288,522)	(10,858)	$(282,988)
____________________________________

(1)See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three and nine months ended September 30, 2026 for subsequent events relating to subscription activities.

Net Asset Value Per Share and Offering Price

We determine NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes each month-end NAV per share for Class I shares, Class S shares and Class D shares during the nine months ended September 30, 2026.

	NAV Per Share
	Class I	Class S	Class D
January 31, 2026	$27.26	$27.26	$27.26
February 28, 2026	$26.86	$26.86	$26.86
March 31, 2026	$26.85	$26.85	$26.85
April 30, 2026	$26.95	$26.95	$26.95
May 31, 2026	$27.00	$27.00	$27.00
June 30, 2026	$26.71	$26.71	$26.71
July 31, 2026	$26.67	$26.67	$26.67
August 31, 2026	$26.74	$26.74	$26.74
September 30, 2026	$26.69	$26.69	$26.69

Distributions

Our board of trustees expects to declare monthly regular distributions for each class of our Common Shares. The following tables present the monthly regular distributions that were declared and payable during the nine months ended September 30, 2026 (dollars in thousands except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 14, 2025	January 30, 2026	February 23, 2026	$0.21430	$66,838
November 14, 2025	February 27, 2026	March 25, 2026	0.21430	68,456
November 14, 2025	March 31, 2026	April 23, 2026	0.21430	66,292
January 7, 2026	April 30, 2026	May 21, 2026	0.21430	67,356
January 7, 2026	May 29, 2026	June 24, 2026	0.21430	68,075
January 7, 2026	June 30, 2026	July 23, 2026	0.21430	64,659
May 12, 2026	July 31, 2026	August 21, 2026	0.21430	65,191
May 12, 2026	August 31, 2026	September 24, 2026	0.21430	65,628
May 12, 2026	September 30, 2026	October 23, 2026	0.21430	62,334
			$1.92870	$594,829

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 14, 2025	January 30, 2026	February 23, 2026	$0.19446	$9,406
November 14, 2025	February 27, 2026	March 25, 2026	0.19652	9,594
November 14, 2025	March 31, 2026	April 23, 2026	0.19491	9,441
January 7, 2026	April 30, 2026	May 21, 2026	0.19554	9,613
January 7, 2026	May 29, 2026	June 24, 2026	0.19484	9,645
January 7, 2026	June 30, 2026	July 23, 2026	0.19544	9,655
May 12, 2026	July 31, 2026	August 21, 2026	0.19502	9,697
May 12, 2026	August 31, 2026	September 24, 2026	0.19505	9,783
May 12, 2026	September 30, 2026	October 23, 2026	0.19562	9,703
			$1.75740	$86,537

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
November 14, 2025	January 30, 2026	February 23, 2026	$0.20847	$6,310
November 14, 2025	February 27, 2026	March 25, 2026	0.20907	6,573
November 14, 2025	March 31, 2026	April 23, 2026	0.20860	6,558
January 7, 2026	April 30, 2026	May 21, 2026	0.20878	6,643
January 7, 2026	May 29, 2026	June 24, 2026	0.20858	6,664
January 7, 2026	June 30, 2026	July 23, 2026	0.20875	6,498
May 12, 2026	July 31, 2026	August 21, 2026	0.20863	6,539
May 12, 2026	August 31, 2026	September 24, 2026	0.20864	6,641
May 12, 2026	September 30, 2026	October 23, 2026	0.20881	6,452
			$1.87833	$58,878

The net distributions received by shareholders of Class S shares and Class D shares include the effect of the shareholder servicing and/or distribution fees applicable to such class of shares. Class I shares have no shareholder servicing and/or distribution fees.

See “Recent Developments” as well as Note 12 to our consolidated financial statements for the three and nine months ended September 30, 2026 for a subsequent event relating to regular distributions declared by our board of trustees.

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

In accordance with our share repurchase program, shares repurchased in our tender offers completed during the nine months ended September 30, 2026 were repurchased using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our board of trustees, except that we deducted 2.00% from such NAV for shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

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

The following table presents the share repurchases completed during the nine months ended September 30, 2026 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased (1)	Percentage of Outstanding Shares Repurchased (1)(2)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (3)	Maximum number of shares that may yet be purchased under the repurchase program (4)
February 27, 2026	19,544,669	5.00%	March 20, 2026	$26.86	$524,026	—
May 31, 2026	19,767,079	5.00%	June 18, 2026	$27.00	$533,646	—
August 31, 2026	19,264,139	5.00%	September 18, 2026	$26.74	$515,098	—
_______________________________________________________________________________

(1)During the three months ended March 31, 2026, June 30, 2026 and September 30, 2026, we fulfilled repurchase requests equal to 5.0% of outstanding shares as of January 31, 2026, April 30, 2026, and July 31, 2026, respectively, or 43.1%, 34.7% and 38.2%, respectively, of repurchase requests. Shares were accepted on a pro rata basis based on the number of validly tendered shares (subject to “odd lot” priority for holders of fewer than 100 shares as described in the Fund’s tender offer materials).

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

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026					December 31, 2025
(in thousands)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,138,000	(2)	$2,104,596	$2,101,059		$3,250,000	(2)	$2,523,737	$2,525,642
SG Funding Facility	2,325,000	(3)	1,470,811	1,470,811		1,825,000	(3)	612,811	612,811
SB Funding Facility	1,500,000	(4)	650,000	650,000		750,000		400,000	400,000
BNP Funding Facility	1,000,000		568,000	568,000		1,000,000		900,000	900,000
January 2037 CLO Secured Notes(5)	476,000		476,000	473,501	(6)	476,000		476,000	473,310	(6)
April 2038 CLO Secured Debt(5)	350,000		350,000	348,312	(6)	350,000		350,000	348,196	(6)
January 2039 CLO Secured Debt(5)	532,000		532,000	530,259	(6)	532,000		532,000	529,820	(6)
March 2028 Notes	1,000,000		1,000,000	984,196	(6)(7)	1,000,000		1,000,000	1,004,008	(6)(7)
September 2028 Notes	600,000		600,000	582,416	(6)(7)	600,000		600,000	597,103	(6)(7)
January 2029 Notes	600,000		600,000	573,479	(6)(7)	600,000		600,000	589,036	(6)(7)
August 2029 Notes	700,000		700,000	677,992	(6)(7)	700,000		700,000	705,261	(6)(7)
February 2030 Notes	750,000		750,000	702,715	(6)(7)	750,000		750,000	731,239	(6)(7)
September 2030 Notes	500,000		500,000	472,698	(6)(7)	500,000		500,000	496,117	(6)(7)
January 2031 Notes	500,000		500,000	459,545	(6)(7)	500,000		500,000	483,459	(6)(7)
April 2031 Notes	700,000		700,000	654,482	(6)(7)	—		—	—
March 2032 Notes	750,000		750,000	717,245	(6)(7)	750,000		750,000	764,594	(6)(7)
Total	$16,421,000		$12,251,407	$11,966,710		$13,583,000		$11,194,548	$11,160,596
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the Credit Facilities are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $6.2 billion and $4.6 billion as of September 30, 2026 and December 31, 2025, respectively.

(3)Provides for an “accordion” feature that allows ASIF Funding I (as defined below), under certain circumstances, to increase the size of the SG Funding Facility to a maximum of $2.5 billion.

(4)As of September 30, 2026, $1.1 billion of the total commitment was available under the SB Funding Facility and subject to borrowing base and other restrictions. The remaining $375 million became fully available after October 29, 2026.

(5)Excludes the subordinated notes issued by certain of our wholly owned, consolidated subsidiaries in connection with the Debt Securitizations described below, all of which were retained by us and, as such, eliminated in consolidation.

(6)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the unaccreted discount recorded upon issuance.

(7)The carrying value of the March 2028 Notes, the September 2028 Notes, the January 2029 Notes, the August 2029 Notes, the February 2030 Notes, the September 2030 Notes, the January 2031 Notes, the April 2031 Notes and the March 2032 Notes (each as defined below) as of September 30, 2026 and December 31, 2025 include adjustments as a result of effective hedge accounting relationships, as applicable. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the interest rate swaps related to these unsecured notes issuances.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our outstanding debt as of September 30, 2026 were 5.5% and 4.7 years, respectively, and as of December 31, 2025 were 5.5% and 5.0 years, respectively. The weighted average stated interest rate of all our outstanding debt as of September 30, 2026 and 2025 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the interest rate swaps.

Revolving Credit Facility

We are party to a senior secured revolving credit facility agreement with JPMorgan Chase Bank, N.A and each of the other parties thereto (the “Revolving Credit Facility”), that allows us to borrow up to approximately $4.1 billion at any one time outstanding. As of September 30, 2026, the end of the revolving period and the stated maturity date were May 21, 2030 and May 21, 2031, respectively. As of September 30, 2026, the Revolving Credit Facility also provided for an “accordion” feature that allowed us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $6.2 billion. The interest rate charged on the Revolving Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650%, 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2026, the applicable spread in effect was 1.525%. Additionally, we are required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2026, there was approximately $2.1 billion aggregate principal amount outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

SG Funding Facility

We and our wholly owned subsidiary, ASIF Funding I, LLC (“ASIF Funding I”), are party to a revolving funding facility with Société Générale and each of the other parties thereto (the “SG Funding Facility”), that allows us to borrow up to approximately $2.3 billion at any one time outstanding. The SG Funding Facility consists of an approximately $650 million term loan tranche with a stated maturity date of August 1, 2030 and an approximately $1.7 billion revolving tranche with an end of the reinvestment period and a stated maturity date of August 1, 2028 and August 1, 2030, respectively. As of September 30, 2026, the SG Funding Facility also provides for an “accordion” feature that allows ASIF Funding I, under certain circumstances, to increase the overall size of the SG Funding Facility to a maximum of $2.5 billion. The interest rate charged on the SG Funding Facility is based on SOFR plus (i) 1.75% per annum, with respect to $500 million of commitments and (ii) 1.80% per annum, with respect to approximately $1.8 billion of commitments. In addition to the stated interest expense on the SG Funding Facility, ASIF Funding I is required to pay, among other fees, a daily commitment fee on any monthly distribution date, termination date or on the date of any payment or prepayment of a loan outstanding under the SG Funding Facility. As of

September 30, 2026, there was approximately $1.5 billion aggregate principal amount outstanding under the SG Funding Facility and we and ASIF Funding I were in compliance in all material respects with the terms of the SG Funding Facility.

SB Funding Facility

We and our wholly owned subsidiary, ASIF Funding II, LLC (“ASIF Funding II”), are party to a revolving funding facility with the Bank of Nova Scotia and each of the other parties thereto (the “SB Funding Facility”), that allows us to borrow up to $1.5 billion at any one time outstanding, of which $1,125 million was available as of September 30, 2026 and the remaining $375 million became fully available after October 29, 2026. The end of the reinvestment period and the stated maturity date were July 29, 2028 and January 29, 2035, respectively. The interest rate charged on the SB Funding Facility is based on SOFR plus an applicable margin of (i) 1.80% during the reinvestment period and (ii) 2.00% following the reinvestment period. As of September 30, 2026, the applicable spread in effect was 1.80%. In addition to the stated interest expense on the SB Funding Facility, ASIF Funding II is required to pay, among other fees, a commitment fee between 0.50%, 0.75% and 1.00% per annum depending on the aggregate amount of unused commitments under the SB Funding Facility. As of September 30, 2026, there was $650 million aggregate principal amount outstanding under the SB Funding Facility and we and ASIF Funding II were in compliance in all material respects with the terms of the SB Funding Facility.

BNP Funding Facility

We and our wholly owned subsidiary, ASIF Funding III, LLC (“ASIF Funding III”), are party to a revolving funding facility with BNP Paribus and each of the other parties thereto (the “BNP Funding Facility”), that allows us to borrow up to $1.0 billion at any one time outstanding. The end of the reinvestment period and the stated maturity date are October 21, 2028 and October 21, 2029, respectively. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of (i) 1.30% during the reinvestment period and (ii) 2.30% following the reinvestment period. As of September 30, 2026, the applicable spread in effect was 1.30%. In addition to the stated interest expense on the BNP Funding Facility, ASIF Funding III is required to pay, among other fees, a commitment fee dependent on the aggregate amount of unused commitments under the BNP Funding Facility. As of September 30, 2026, there was $568 million aggregate principal amount outstanding under the BNP Funding Facility and we and ASIF Funding III were in compliance in all material respects with the terms of the BNP Funding Facility.

Debt Securitizations

Certain of our wholly owned, consolidated subsidiaries (Ares Direct Lending CLO 3 LLC (“ADL CLO 3”), Ares Direct Lending CLO 5 LLC (“ADL CLO 5”) and Ares Direct Lending CLO 8 LLC (“ADL CLO 8” and, together with ADL CLO 3 and ADL CLO 5, the “CLO Subsidiaries”)) have completed on-balance sheet financings through term debt securitizations (also known as collateralized loan obligations), which are consolidated by us for financial reporting purposes and count as debt for the purposes of determining our asset coverage. These include (i) a $694 million term debt securitization completed by ADL CLO 3 (the “ADL CLO 3 Debt Securitization”), (ii) a $499 million term debt securitization completed by ADL CLO 5 (the “ADL CLO 5 Debt Securitization”) and (iii) a $696 million term debt securitization completed by ADL CLO 8 (the “ADL CLO 8 Debt Securitization”). We refer to the ADL CLO 3 Debt Securitization, ADL CLO 5 Debt Securitization and ADL CLO 8 Debt Securitization collectively as the “Debt Securitizations.” Our investment adviser serves as asset manager to the CLO Subsidiaries under asset management agreements with each CLO Subsidiary and has agreed to waive any management fees from the CLO Subsidiaries for such services.

ADL CLO 3 Debt Securitization

The following table presents information on the ADL CLO 3 Debt Securitization as of September 30, 2026 (dollar amounts in millions):

Class	Type	Principal Amount Outstanding	Maturity Date	Interest Rate
January 2037 Class A-1 CLO Notes(1)	Senior Secured Floating Rate	$399	January 20, 2037	SOFR+1.58%
January 2037 Class A-2 CLO Notes(1)	Senior Secured Floating Rate	35	January 20, 2037	SOFR+1.75%
January 2037 Class B CLO Notes(1)	Senior Secured Floating Rate	42	January 20, 2037	SOFR+1.85%
Total January 2037 CLO Secured Notes		476		SOFR+1.62%
January 2037 CLO Subordinated Notes(2)	Subordinated	218	January 20, 2037	None
Total January 2037 CLO Notes		$694

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

ADL CLO 5 Debt Securitization

The following table presents information on the ADL CLO 5 Debt Securitization as of September 30, 2026 (dollar amounts in millions):

Class	Type	Principal Amount Outstanding	Maturity Date	Interest Rate
April 2038 Class A-1 CLO Notes(1)	Senior Secured Floating Rate	$210	April 20, 2038	SOFR+1.38%
April 2038 Class A-1A CLO Loans(1)	Senior Secured Floating Rate	75	April 20, 2038	SOFR+1.38%
April 2038 Class A-2 CLO Notes(1)	Senior Secured Floating Rate	15	April 20, 2038	SOFR+1.60%
April 2038 Class B CLO Notes(1)	Senior Secured Floating Rate	50	April 20, 2038	SOFR+1.70%
Total April 2038 CLO Secured Debt		350		SOFR+1.44%
April 2038 CLO Subordinated Notes(2)	Subordinated	149	April 20, 2038	None
Total April 2038 CLO Debt		$499
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

The documents governing the ADL CLO 5 Debt Securitization contain customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 5. Through April 20, 2030, all principal collections received on the underlying collateral may be used by ADL CLO 5 to purchase new collateral, including additional collateral from us.

ADL CLO 8 Debt Securitization

The following table presents information on the ADL CLO 8 Debt Securitization as of September 30, 2026 (dollar amounts in millions):

Class	Type	Principal Amount Outstanding	Maturity Date	Interest Rate
January 2039 Class A-1 CLO Notes(1)	Senior Secured Floating Rate	$356	January 20, 2039	SOFR+1.40%
January 2039 Class A-1A CLO Loans(1)	Senior Secured Floating Rate	50	January 20, 2039	SOFR+1.40%
January 2039 Class A-2 CLO Notes(1)	Senior Secured Floating Rate	28	January 20, 2039	SOFR+1.60%
January 2039 Class B CLO Notes(1)	Senior Secured Floating Rate	42	January 20, 2039	SOFR+1.75%
January 2039 Class C CLO Notes(1)	Senior Secured Floating Rate	56	January 20, 2039	SOFR+2.00%
Total January 2039 CLO Secured Debt		532		SOFR+1.50%
January 2039 CLO Subordinated Notes(2)	Subordinated	164	January 20, 2039	None
Total January 2039 CLO Debt		$696
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

The documents governing the ADL CLO 8 Debt Securitization contain customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 8. Through January 20, 2031, all principal collections received on the underlying collateral may be used by ADL CLO 8 to purchase new collateral, including additional collateral from us.

Unsecured Notes

We issued certain unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refer to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features of the Unsecured Notes as of September 30, 2026 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate(1)	Original Issuance Date	Maturity Date
March 2028 Notes	$1,000	5.465%	November 21, 2024	March 15, 2028
September 2028 Notes	$600	5.489%	June 9, 2025	September 9, 2028
January 2029 Notes	$600	5.439%	September 15, 2025	January 15, 2029
August 2029 Notes	$700	6.025%	June 5, 2024	August 15, 2029
February 2030 Notes	$750	6.119%	October 2, 2024	February 15, 2030
September 2030 Notes	$500	5.791%	June 9, 2025	September 9, 2030
January 2031 Notes	$500	5.763%	September 15, 2025	January 15, 2031
April 2031 Notes	$700	5.692%	January 29, 2026	April 15, 2031
March 2032 Notes	$750	5.489%	January 21, 2025	March 21, 2032
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

In connection with the Unsecured Notes issued by us, we have entered into interest rate swaps to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Under the interest rate swaps, we receive a fixed interest rate and pay a floating interest rate based on SOFR plus an applicable spread, as presented in the table below. Certain information related to our interest rate swaps as of September 30, 2026 is presented below.

(dollar amounts in millions) Description	Hedged Item	Fund Receives	Fund Pays	Payment Frequency	Maturity Date	Notional Amount
Interest rate swap	March 2028 Notes	5.700%	SOFR +1.6485%	Monthly	March 15, 2028	$1,000
Interest rate swap	September 2028 Notes	5.450%	SOFR +1.7465%	Monthly	September 9, 2028	$600
Interest rate swap	January 2029 Notes	4.850%	SOFR +1.6220%	Monthly	January 15, 2029	$600
Interest rate swap	August 2029 Notes	6.350%	SOFR +2.2080%	Monthly	August 15, 2029	$700
Interest rate swap	February 2030 Notes	5.600%	SOFR +2.3020%	Monthly	February 15, 2030	$750
Interest rate swap	September 2030 Notes	5.800%	SOFR +2.0490%	Monthly	September 9, 2030	$500
Interest rate swap(1)	January 2031 Notes	5.150%	SOFR +1.9460%	Monthly	January 15, 2031	$500
Interest rate swap	April 2031 Notes	5.550%	SOFR +1.8750%	Monthly	April 15, 2031	$700
Interest rate swap	March 2032 Notes	6.200%	SOFR +1.8290%	Monthly	March 21, 2032	$750
________________________________________

(1)In connection with the issuance of the January 2031 Notes, we entered into a forward-starting interest rate swap with an effective date of July 15, 2026.

See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on our interest rate swaps.

As of September 30, 2026, we were in compliance in all material respects with the indenture and supplemental indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

Effective October 1, 2026, we issued and sold 1,304,528 Common Shares (consisting of 1,021,707 Class I shares, 215,848 Class S shares and 66,973 Class D shares at an offering price of $26.69 per share for each class of shares), and we received approximately $35 million as payment for such shares.

We received approximately $97 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2026. The purchase price per Class I share, Class S share and Class D share will equal our NAV per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 2026 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2026.

As previously disclosed, we announced the declaration of regular monthly gross distributions for October, November and December 2026, in each case for each class of our Common Shares. On November 6, 2026, we announced the declaration of regular monthly gross distributions for January, February and March 2027, in each case for each class of its Common Shares. The following table presents the regular monthly gross distributions per share that were declared and payable:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class S	Class D
October 30, 2026	November 20, 2026	$0.21430	$0.21430	$0.21430
November 30, 2026	December 24, 2026	$0.21430	$0.21430	$0.21430
December 31, 2026	January 25, 2027	$0.21430	$0.21430	$0.21430
January 29, 2027	February 23, 2027	$0.21430	$0.21430	$0.21430
February 26, 2027	March 25, 2027	$0.21430	$0.21430	$0.21430
March 31, 2027	April 23, 2027	$0.21430	$0.21430	$0.21430
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report. See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on our critical accounting policies.

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

See Notes 2 and 8 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on our valuation process.

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

Investment Valuation Risk

Investments in our portfolio that do not have a readily available market value are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our board of trustees, based on, among other things, the input of the IVPs that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least monthly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information relating to our investment valuation.

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

As of September 30, 2026, 87% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the ADLP Certificates which accounted for 5% of our total investments at fair value), 9% bore interest at fixed rates and 4% were non-income producing. Additionally, excluding our investment in the ADLP Certificates, 76% of the variable rate investments at fair value contained interest rate floors. The Credit Facilities, the January 2037 CLO Secured Notes, the April 2038 CLO Secured Debt and the January 2039 CLO Secured Debt bear interest at variable rates with no interest rate floors. The Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our consolidated statement of assets and liabilities as of September 30, 2026, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$544	$368	$176
Up 200 basis points	$371	$245	$126
Up 100 basis points	$188	$123	$65
Down 100 basis points	$(188)	$(123)	$(65)
Down 200 basis points	$(371)	$(245)	$(126)
Down 300 basis points	$(544)	$(368)	$(176)
________________________________________

(1)Includes the impact to interest expense related to the interest rate swaps with respect to the Unsecured Notes.

(2)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information on the income based fee.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Refer to Item 3.02 in our Current Reports on Form 8-K filed with SEC on July 21, 2026, August 19, 2026 and September 22, 2026 for information about unregistered sales of our equity securities during the quarter ended September 30, 2026.

Share Repurchase Program

The following information is incorporated by reference into this Item 2:

Information regarding our share repurchase program is set forth in Note 9 to our consolidated financial statements for the three and nine months ended September 30, 2026, included in Part I, Item 1 of this Form 10-Q, as well as Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources”.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our board of trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 8-K (File No. 814-01512), filed on May 25, 2023).
31.1	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Supplemental Financial Information of ADLP LLC as of September 30, 2026 (unaudited) and December 31, 2025*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ARES STRATEGIC INCOME FUND

Date: November 6, 2026	By	/s/ MICHAEL L. SMITH
Michael L. Smith Co-Chief Executive Officer

Date: November 6, 2026	By	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Co-Chief Executive Officer

Date: November 6, 2026	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer